Form 10-K
period 2012-12-31
NV5 Holdings, Inc.
filed 2013-04-01
CIK 1532961

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number 001-35849

NV5 Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	8711	45-3458017
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

200 South Park Road, Suite 350

Hollywood, Florida 33021

(Address of principal executive offices)

(954) 495-2112

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, $0.01 par value, and one Warrant Common Stock, $0.01 par value Warrants	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on The Nasdaq Capital Market on March 27, 2013.

As of March 26, 2013, there were outstanding 2,600,000 shares of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain exhibits are incorporated in Item 15 of this Annual Report on Form 10-K by reference to other reports and registration statements of the registrant which have been filed with the Securities and Exchange Commission.

NV5 HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

1

Cautionary Statement about Forward Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

•	changes in demand from the local and state government and private clients that we serve;

•	general economic conditions, nationally and globally, and their effect on the market for our services;

•	fluctuations in our results of operations;

•	the government’s funding and budgetary approval process;

•	the possibility that our contracts may be terminated by our clients;

•	our ability to win new contracts and renew existing contracts;

•	our dependence on a limited number of clients;

•	our ability to successfully execute our mergers and acquisitions strategy, including the integration of new companies into our business;

•	our ability to successfully manage our growth strategy;

•	competitive pressures and trends in our industry and our ability to successfully compete with our competitors;

•	the credit and collection risks associated with our clients;

•	changes in laws, regulations, or policies;

•	the enactment of legislation that could limit the ability of local, state and federal agencies to contract for our privatized services;

•	our ability to complete our backlog of uncompleted projects as currently projected;

•	the risk of employee misconduct or our failure to comply with laws and regulations;

•	our ability to control, and operational issues pertaining to, business activities that we conduct with business partners and other third parties;

•	control by our principal stockholder and the existence of certain anti-takeover measures in our governing documents; and

•

other factors identified throughout this Annual Report on Form 10-K, including those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Item 1A. Risk Factors.” We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. References in this report to (i) “NV5 Holdings,” “we,” “us,” and “our” refer to NV5 Holdings, Inc., a Delaware corporation, its consolidated subsidiaries, and the business of Nolte as our historical accounting predecessor, (ii) “NV5” refers to NV5, Inc., a Delaware corporation and a wholly owned subsidiary of ours, and (iii) “Nolte” refers to Nolte Associates, Inc., a California corporation and a wholly owned subsidiary of ours.

PART I

ITEM 1.	BUSINESS

Overview

On March 26, 2013, NV5 Holdings, Inc. priced its initial public offering of 1,400,000 units, each unit comprised of one share of the Company’s common stock and one five-year warrant to purchase one share of the Company’s common stock, at a public offering price of $6.00 per unit. The units began trading on The NASDAQ Capital Market on March 27, 2013 and are trading solely as units until September 27, 2013, following which date the warrants will become exercisable at an exercise price of $7.80 per share. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units solely to cover over-allotments. The closing of the offering is expected to occur on April 2, 2013, subject to customary closing conditions.

We are a leading provider of professional and technical engineering and consulting solutions to public and private sector clients. We focus on the infrastructure, construction, real estate, and environmental markets. The scope of our projects includes planning, design, consulting, permitting, inspection and field supervision, and management oversight. We also provide forensic engineering, litigation support, condition assessment, and compliance certification.

As the needs of our clients have evolved, we have grouped our capabilities into five core vertical service offerings:

•	infrastructure, engineering, and support services;

•	construction quality assurance;

•	program management;

•	energy services; and

•	environmental services.

Historically, substantially all of our services were concentrated on the first two service sectors. We believe, however, that our three newer service offerings will become increasingly important to our business as we continue to grow through both organic expansion and strategic acquisitions.

We operate our business through a network of over 20 locations in California, Colorado, Utah, Florida, and New Jersey. All of our offices utilize our shared services platform, which consists of human resources, marketing, finance, information technology, legal, and other resources at our corporate headquarters. Our shared services platform is intended to optimize the performance of our business as we increase our scale and scope. By maintaining a centralized, shared services platform, we believe we can better manage our business, apply universal financial and operational controls and procedures, increase efficiencies, and drive lower-cost solutions.

We currently maintain a staff of approximately 439 employees, which includes approximately 168 licensed engineers and other professionals who provide a wide range of professional and technical solutions to our customers. Combined with our support technology and software, our professionals are equipped to quickly and effectively respond to the needs of our clients.

Our primary clients include U.S. federal, state, municipal, and local governments; military and defense clients; and public agencies. We also serve quasi-public and private sector clients from the education, healthcare, energy, and utilities fields, including schools, universities, hospitals, health care providers, insurance providers, large utility service providers, and large and small energy producers.

During our 60 years in the engineering and consulting business, we have worked with such clients and on such well-known projects as (in alphabetical order):

• Atlantic City Tunnel Connection, NJ;	• Miami International Airport, FL;

• Balboa Naval Hospital, CA	• Miramar Marine Corps Air Station, CA;

• Borgata Hotel and Casino, NJ;	• Mojave Water Agency, CA;

• California Public Employees’ Retirement System, CA;	• Peterson Air Force Base, CO;

• Colorado Department of Transportation, CO;	• Port of Miami, Tunnel and Capital Improvement to Pier Wharfs, FL;

• Colorado Rockies, Coors Field Baseball Stadium, CO;	• San Diego Chargers Qualcomm Football Stadium, CA;

• Caldecott Tunnel, CA;	• San Diego Zoo and Wild Animal Park, CA;

• Equatorial Guinea LNG (Liquefied Natural Gas) Facility, Africa;	• SeaWorld, San Diego, CA;

• Fort Irwin Military Housing, CA;	• South Florida Water Management District, FL; and

• Fort Lauderdale Hollywood International Airport, FL;	• Stanford University, CA.

• Los Angeles Community College, CA;

Our current representative clients and project portfolio include (in alphabetical order):

• California Department of Transportation, or Caltrans, CA;	• Rose Bowl Stadium, CA;

• City of Colorado Springs, CO;	• Rutgers University, NJ;

• City of Sacramento, CA;	• San Diego Gas & Electric, CA;

• Contra Costa County, CA;	• San Diego International Airport, CA;

• Florida Power and Light, FL;	• Santa Clara County Government, CA;

• Broward County, FL;	• University of California San Diego, CA;

• Metropolitan Water District of Southern California, CA;	• University of Miami, FL;

• Miami-Dade County, FL;	• University of Utah, UT; and

• Princeton University, NJ;	• Utah Department of Transportation, UT.

Our History

We conduct our operations through two primary operating subsidiaries: (i) Nolte, which began operations in 1949 and was incorporated as a California corporation in 1957, and (ii) NV5, which was incorporated as a Delaware corporation in 2009. In March 2010, NV5 acquired the construction quality assurance operations of Bureau Veritas North America. In August 2010, NV5 acquired a majority of the outstanding shares of Nolte and succeeded to substantially all of Nolte’s business. Because NV5’s business prior to the Nolte acquisition was insignificant, Nolte is considered to be our historical accounting predecessor for financial statement reporting purposes. In October 2011, NV5 and Nolte completed a reorganization transaction in which NV5 Holdings was incorporated as a Delaware corporation, acquired all of the outstanding shares of NV5 and Nolte, and, as a result, became the holding company under which NV5 and Nolte conduct operations. On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaco, a 30-person engineering firm headquartered in Miami, Florida. Kaco commenced operations in 1984 and its development and engineering teams have worked on projects in South Florida, the Caribbean, and Central America during the last twenty five years.

Competitive Strengths

We believe we have the following competitive strengths:

Organizational structure that enhances client service. We operate our business using a vertical structure grouped by service offerings rather than the geography-based structure utilized by many of our competitors. This structure ensures that clients engaging our services in any given sector, regardless of the location of the project, have access to the services of our most highly qualified professionals. Our most skilled engineers and professionals in each service sector work directly with the clients engaging those services, which facilitates relationship-based interactions between our key employees and clients and assists in developing long-term client relationships. In addition, this structure encourages an entrepreneurial spirit among our professionals.

Expertise in local markets. To complement our vertical service model, we maintain a network of over 20 locations on both the west and east coasts of the U.S. Each of our offices is staffed with quality professionals who understand the local and regional markets in which they serve. Our local professionals are allowed to concentrate entirely on their local market client engagements while being supported by our shared services platform, under which we perform various back office functions on a centralized basis.

Strong, long-term client relationships. Our combination of local market experience and professionals with expertise in multiple vertical service sectors has enabled us to develop strong relationships with our core clients. Some of our professionals have worked with our key clients for decades. For example, we have worked with San Diego Gas & Electric for over 30 years and are recognized as a preferred source of expertise by Princeton University and Caltrans. By serving as a long-term partner with our clients, we are able to gain a deep understanding of their overall business needs as well as the unique technical requirements of their projects. This increased understanding gives us the opportunity to provide superior value to our clients by allowing us to more fully assess and better manage the risks inherent in their projects.

Experienced, talented, and motivated employees. We employ seasoned professionals with a broad array of specialties and a strong customer service orientation. Our executive officers have an average of more than 20 years of operating and management experience in or supporting the engineering and consulting industry and in analyzing potential acquisition transactions. We place a high priority on attracting, motivating and retaining top professionals to serve our clients, and our compensation system emphasizes the use of performance-based incentives, including opportunities for stock ownership, to achieve this objective.

Industry-recognized quality of service. We believe that we have developed a strong reputation for quality service based upon our industry-recognized depth of experience, ability to attract and retain quality professionals, and expertise across multiple service sectors. During the past several years, we received many industry certificates, awards, and national rankings, including:

• 2011 Engineering News-Record Top 500 Design Firms (ranked by design-specific revenue);	• 2010 Engineering News-Record: Best of the Best Government Building Award; and

• 2011 Engineering News-Record Top 100 Construction Management-for-Fee Firms (ranked by construction-specific revenue);	• 2011 Sacramento Regional Transit District: Transit Oriented Design of the Year.

Growth Strategies

We intend to pursue the following growth strategies as we seek to expand our market share and position ourselves as a preferred, single-source provider of professional and technical consulting and certification services to our clients:

Seek strategic acquisitions to enhance or expand our services offerings. We seek acquisitions that allow us to expand or enhance our capabilities in our existing service offerings. In analyzing new acquisitions, we pursue opportunities that provide either the critical mass to function as a profitable, stand-alone operation or are geographically situated to be complementary to our existing operations. We believe that expanding our business through strategic acquisitions will enable us to exploit economies of scale in the areas of finance, human resources, marketing, administration, information technology, and legal, while also providing cross-selling opportunities among our vertical service offerings.

Continue to focus on public sector clients while building private sector client capabilities. We have historically derived the majority of our revenue from public and quasi-public sector clients. For the years ended December 31, 2012 and 2011, approximately 66% and 65%, respectively, of our revenues were attributable to public and quasi-public sector clients. Even during unsteady economic periods, we have capitalized on public sector business opportunities resulting from outsourcing initiatives, continued efforts to address the challenges presented by the nation’s aging infrastructure system, and the need to provide solutions for transportation, energy, water, and waste water requirements. However, we also seek to obtain additional clients in the private sector, which typically sees greater growth during times of economic expansion, by networking, participating in certain organizations, and monitoring private project databases. We will continue to pursue private sector clients when such opportunities present themselves. We believe our ability to service the needs of both public and private sector clients gives us the flexibility to seek and obtain engagements regardless of the current economic conditions.

Strengthen and support our human capital. Our experienced employees and management team are our most valuable resources. Attracting, training, and retaining key personnel has been and will remain critical to our success. To achieve our human capital goals, we intend to remain focused on providing our personnel with entrepreneurial opportunities to increase client contact within their areas of expertise and to expand our business within our service offerings. We will also continue to provide our personnel with training, personal and professional growth opportunities, performance-based incentives, including opportunities for stock ownership, and other competitive benefits.

Description of Services

Infrastructure, Engineering, and Support Services

We provide our clients with a broad array of services in the area of infrastructure, engineering, and support services. We possess the professional and technical expertise necessary to design and manage clients’ infrastructure projects from start to finish. This integrated approach provides our clients with consistency and accountability across the life of their projects and allows us to create value by maximizing efficiencies of scale.

The specific infrastructure, engineering, and support services we offer fall into three phases of project development:

Site selection. The site selection phase includes access assessment, parcel identification, easement descriptions, land use permitting, pipeline routing analysis, site constraints analysis, surveying and mapping, and regulatory compliance.

Design. The design phase includes road design, grading design, alignment design, laydown design, station pad design, storm drain design, storm water management, water supply engineering, site planning and profile drawings, and construction cost estimating.

Construction and program management. The construction and program management phase includes plan review, bid and award assessment, monitoring services for active construction sites, scheduling assistance, drawing review, permit, approval and review processing, contractor, designer and agency coordination, cost control management, progress payment management, change order administration, compliance inspections, and evaluation of cost reduction methods.

Our specialty areas within our infrastructure, engineering, and support service offering include:

Water resources. We assist clients with a variety of projects related to water supply and distribution (such as designing water treatment plans and pilot testing), water treatment (including designing and implementing water reclamation, recycling, and reuse projects), and wastewater engineering (including wastewater facility master planning and treatment, designing and implementing collection, treatment and disposal systems, and water quality investigations).

Transportation. We provide our clients with services related to street and roadway construction (including alignment studies, roadway inspections, and traffic control planning), the construction of highways, bridges and tunnels, and the development of rail and light rail systems.

Structural engineering. From elaborate office and industrial facilities to major highway and railroad crossings to complex rail and light rail structures to a variety of water related facilities, our structural team provides design, inspection, rehabilitation, and seismic upgrade services that include structural analysis and design, plans, specifications and estimates, structural construction management, conceptual design studies, cost studies, seismic analysis, design and retrofit, structural evaluations, earthquake damage assessments, structural repair design, and regulatory agency permitting services.

Land development. We assist our clients with many of the front-end challenges associated with private and public land development, including planning, public outreach, sustainability, flood control, drainage, and landscaping.

Surveying. We are equipped to provide our clients with a full suite of traditional surveying techniques as well as cutting edge technology services, including high-definition surveying services using three-dimensional LIDAR point clouds. Our services can be used to determine current site condition, provide real-time infrastructure measuring and mapping, preserve historic sites, aide in forensic and accident investigations, determine volume calculations, and conduct surveys for project progress.

Other services. Through our Geographic Information System services, we can provide clients with other ancillary services that include infrastructure management, property management, asset inventory, landscape maintenance, web-based mapping services, land use analysis, terrain analysis and visualization, suitability and constraints analysis, hydrology analysis, biological, agricultural and cultural inventories, population and demographic analysis, shortest path analysis, street grid density, transportation accessibility analysis, watershed analysis, floodplain mapping, groundwater availability modeling, flood insurance study preparation, risk and HAZUS mitigation assessment and analysis, mapping, data tracking, and data hosting.

Construction Quality Assurance

We provide construction quality assurance services with respect to such diverse projects as professional sports stadiums, military facilities, cultural and performing arts centers, airports, hotels, hospitals and health care facilities, fire stations, major public and private universities, and K-12 school districts. We offer these services on an “a la carte” or integrated start-to-finish basis that is intended to guide a client through each phase of a construction project. Our construction quality assurance services generally include site inspections, audits, and evaluations of materials and workmanship necessary to determine and document the quality of the constructed facility. Before a project commences, we offer our clients a variety of assessment services, including environmental, geotechnical, and structural suitability. We perform these pre-construction evaluations in order to help detect any potential problems with the proposed site that could prevent or complicate the successful completion of the project. In addition, we evaluate the onsite building conditions and recommend the best methods and materials for site preparation, excavation, and building foundations.

During development, we assist clients in designing a comprehensive construction plan, including a summary of planned construction activities, sequence, critical path elements, interrelationships, durations, and terminations. Construction planning services may also include developing procedures for project management, the change order process, and technical records handling methodology to be employed. We offer inspection services for each phase of a project, including excavation, foundations, structural framing, mechanical heating and air conditioning systems, electrical systems, underground utilities, and building water proofing systems. Where applicable, we employ additional methods to test materials and building quality. We maintain contact with our clients’ managers and, as issues are detected or anticipated, assist them in determining appropriate, cost-effective solutions. We periodically provide construction progress inspections and assessment reports. When a project is complete, we prepare an evaluation report of the project and certify the inspections for the client. After construction, we offer periodic building inspection services to ensure that the building is maintained in accordance with applicable building codes and other local ordinances to maximize the life of the project. We also offer indoor environmental quality testing during this period.

Our specialty areas within our construction quality assurance service offering include:

Construction materials testing and engineering services. We provide materials testing services related to concrete, steel, and other structural materials used in construction. We are equipped to provide these services in fabrication plants, in our laboratories, and at the project or construction site itself. Our field personnel work directly under the supervision of licensed engineers and maintain individual licenses and certifications in their respective areas of expertise. All of our in-house laboratories are inspected routinely by the Cement and Concrete Reference Laboratory (“CCRL”) of the National Institute of Standards and Measures. In addition, our laboratories participate in proficiency programs conducted by the CCRL and the American Association of State Highway & Transportation Officials.

Geotechnical engineering and consulting services. We provide a wide variety of geotechnical engineering and consulting services. These services assist our clients to determine whether sites are suitable for proposed projects and to design foundation plans that are compatible with project site and use conditions. We have experienced geotechnical engineers, geologists, and earth scientists focused on providing services primarily in the southeast, northeast, and western regions of the U.S.

Forensic consulting. In the event of damage to a structure by natural or man-made causes, our professional staff is qualified to provide forensic consulting and analysis as well as expert witness services. We provide a wide variety of forensic consulting services, including studies related water intrusion, building code compliance, and claims involving insurance.

Program Management

We provide program management services, which primarily consist of providing a wide variety of governmental outsourcing services and consulting services that assist organizations in complying with technical government regulations and industry standards. We offer a broad array of technical outsourcing services, including traffic studies, building code plan review, code enforcement, permitting and inspections, and the administration of public works projects, building departments, and safety departments.

Program management also includes project administration, including bid and award assessment, monitoring services for active projects, scheduling assistance, drawing review, permit, approval and review processing, contractor, designer and agency coordination, cost control management, progress payment management, change order administration, compliance inspections, constructability review, as needed, and evaluation of cost reduction methods.

The trend towards increased privatization of U.S. federal, state, and local governmental services presents an opportunity for us in this service offering. Faced with increased budgetary constraints and economic challenges, many governmental agencies are now seeking to outsource various services, including the running of their building departments. For building departments specifically, we typically provide a turnkey solution in exchange for a percentage of the building permit fees collected or a minimum monthly retainer. The governmental agency retains any overage without any overhead costs associated with the fee charged. Outsourcing provides a positive source of revenue for us, while simultaneously increasing the efficiency and quality of service to the public. The governmental agency also gains flexibility to control service levels without the challenges of government bureaucracy. Although we plan to grow our program management services organically through the numerous contacts and client relationships we have with U.S. federal, state and local governments, tribal nations, and educational institutions, we are also actively pursuing acquisition opportunities that provide services in this sector.

Energy Services

Our energy service includes the management of existing infrastructure assets as well as new capital expenditure projects. Within energy service, we provide facility energy audits and consulting.

We assist major utilities and energy providers in assessing potential sites for a wide variety of new energy infrastructure projects. We provide services to energy generation and transmission clients for various types of energy source providers (i.e., wind, solar, natural gas, oil, and coal energy).

Environmental Services

Our environmental service includes investigating and analyzing environmental conditions both outside and inside a building, recommending corrective measures and procedures needed to reduce liability exposure, increasing our clients’ awareness of occupational health and safety issues, and helping clients comply with regulatory requirements and industrial standards through air and water quality testing, health and wellness screening, workplace safety, ergonomics, and emergency preparedness.

Strategic Acquisitions

We maintain a full-time merger and acquisitions (“M&A”) initiative with executive personnel specifically dedicated to identifying acquisition targets, exploring acquisition opportunities, negotiating terms, and overseeing the acquisition and post-acquisition integration. From 1994 to the present, across various prior-company employment, our M&A team has completed approximately 40 transactions in the engineering and consulting industry. Over the course of these transactions, our M&A team has established extensive relationships throughout the industry and continues to maintain an established pipeline of potential acquisition opportunities.

We seek acquisitions that allow us to expand or enhance our capabilities in our existing service offerings. In analyzing new acquisitions, we pursue opportunities that provide either the critical mass to function as a profitable, stand-alone operation or are geographically situated to be complementary to our existing operations. Acquisition targets must include an experienced management team that is compatible with our culture and thoroughly committed to our strategic direction. We believe we add value to the operations of our acquisitions by providing superior corporate marketing and sales support, cash management, financial controls, information technology, risk management and human resources support through a performance optimization process. Our performance optimization process, which was developed by our executives through their extensive experience in acquiring and integrating these types of companies, entails a review of both back office and operational functions to, among other things, identify how to improve (i) inefficiencies related to the delivery of our services to customers, (ii) the performance of a new acquisition through the integration of personnel into our organization, (iii) the risk management of a new acquisition, (iv) the integration of technology and shared services platforms, and (v) cross-selling opportunities to create synergies with our service offerings.

Key Clients and Projects

We currently serve over 800 different clients. While our ten largest clients accounted for approximately 49% and 43% of our consolidated contract revenue during the years ended December 31, 2012 and 2011, respectively, no single client accounted for more than 10% of our revenue during those periods, with the exception of San Diego Gas & Electric, which accounted for approximately 19% and 14% of our revenues for the years ended December 31, 2012 and 2011, respectively. Although we serve a highly diverse client base, for the years ended December 31, 2012 and 2011 approximately 66% and 65%, respectively, of our revenues were attributable to public and quasi-public sector clients. In this regard, public sector clients include U.S. federal, state, and local government departments, agencies, systems, and authorities, including the U.S. Department of Defense, transportation agencies, educational systems, and public housing authorities, while quasi-public sector clients include utility service providers, energy producers, and healthcare providers. Of our private sector clients, our largest clients are contractors, construction engineering firms, and institutional property owners.

Although we anticipate public and quasi-public sector clients to represent the majority of our revenues for the foreseeable future, we intend to continue expanding our service offerings to private sector clients. Historically, public and quasi-public sector clients have demonstrated greater resilience during periods of economic downturns, while private sector clients have offered higher gross profit margin opportunities during periods of economic expansion.

Marketing and Sales

We strive to position ourselves as a preferred, single-source provider of professional and technical consulting and certification services to our clients. We obtain client engagements primarily through business development efforts, cross-selling of our services to existing clients, and maintaining client relationships, as well as referrals from existing and former clients.

Our business development efforts emphasize lead generation, industry group networking, and corporate visibility. Most of our business development efforts are led by members of our engineering and other professional teams, who are also responsible for managing projects. Our business development efforts are further supported by our shared services marketing group, which consists of a seasoned marketing manager and marking support personnel located at our corporate headquarters as well as several of our operating units.

As our service offerings become more expansive, we anticipate increasing our cross-selling opportunities. Currently, we are often able to offer our construction quality assurance services in conjunction with our infrastructure, engineering, and support services to the same clients.

In our experience, there has been a recent trend in the engineering and consulting industry in which client relationships have shifted away from project-specific engagements and toward long-term, multi-project relationships. This shift requires that service providers commit considerable resources toward maintaining client relationships, including dedicating both technical and marketing resources tailored to the specific needs clients. We are committed to maintaining our client relationships by, among other things, remaining responsive to our clients’ needs and continuing to offer a broad range of quality service offerings and value added solutions.

Employees

As of January 15, 2013, we had approximately 439 employees, including approximately 349 full-time employees, which includes approximately 168 licensed engineers and other professionals. Our employee attrition rate for 2011 among all staff, part-time and full-time, was approximately 25%. To date, however, we have been able to locate and engage highly qualified employees as needed and do not expect our growth efforts to be constrained by a lack of qualified personnel. We consider our employee relations to be good.

Backlog

As of December 31, 2012, we had approximately $45.0 million of gross revenue backlog expected to be recognized over the next 12 months. Most of our government contracts are multi-year contracts for which funding is appropriated on an annual basis. With respect to such government contracts, our backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. In the case of non-government contracts, our backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. We calculate backlog without regard to possible project reductions or expansions or potential cancellations until such changes or cancellations occur.

Backlog is expressed in terms of gross revenue and, therefore, may include significant estimated amounts of third-party or pass-through costs to subcontractors and other parties. Moreover, our backlog for the period beyond 12 months may be subject to variations from year-to-year as existing contracts are completed, delayed, or renewed or new contracts are awarded, delayed, or cancelled. As a result, we believe that year-to-year comparisons of the portion of backlog expected to be performed more than one year in the future are difficult to assess and not necessarily indicative of future revenues or profitability. Because backlog is not a defined accounting term, our computation of backlog may not necessarily be comparable to that of our industry peers.

Competition

We believe that the engineering and consulting industry is highly fragmented, characterized by many small-scale companies that focus their operations on regional markets or specialized niche activities. As a result, we compete with a large number of regional, national, and global companies. Certain of these competitors have broader service offerings and greater financial and other resources than we do. Others are smaller, more specialized, and concentrate their resources in particular areas of expertise. The extent of our competition varies according to the particular markets and geographic area. The degree and type of competition we face is also influenced by the type and scope of a particular project.

We believe the providers of engineering and consulting services primarily compete on the quality of service, relevant experience, staffing capabilities, reputation, geographic presence, stability, and price. Price differentiation remains an important element in competitive tendering and is the most significant factor in bidding for public sector consultancy contracts. The importance of the foregoing factors varies widely based upon the nature, location, and size of the project. We believe that certain economies of scale can be realized by service providers that establish a national reputation for providing engineering and consulting services in all five of the service sectors in which we do business. Since the demand for engineering and consulting services within each service offering is viewed as only moderately correlated with the demand for services within the other service offerings, we are of the view that engineering and consulting firms can benefit considerably from diversified service offerings.

The number of competitors for any procurement can vary widely, depending upon technical qualifications, the relative value of the project, geographic location, the financial terms, the risks associated with the work, and any restrictions placed upon competition by the client. Our ability to compete successfully will depend upon the effectiveness of our marketing efforts, the strength of our client relationships, our ability to accurately estimate costs, the quality of the work we perform, our ability to hire and train qualified personnel, and our ability to obtain insurance.

We believe our principal competitors include the following firms (in alphabetical order): AECOM Technology Corporation (NYSE: ACM), AMEC plc (LSE: AMEC), Bureau Veritas (PAR: BVI), Cardno Limited (ASX: CDD), Intertek Group plc (LSE:ITRK), Jacobs Engineering Group Inc. (NYSE: JEC), Kleinfelder & Associates, Professional Service Industries, Inc., Terracon Consultants, Inc., Tetra Tech, Inc. (NASDAQ: TTEK), TRC Companies, Inc. (NYSE: TRR), URS Corporation (NYSE: URS), Willdan Group (NASDAQ: WLDN), and WS Atkins plc (LSE:ATK).

Seasonality

Due primarily to inclement weather conditions, which lead to project delays and slower completion of contracts, and a higher number of holidays, our operating results during the months of December, January, and February are generally lower than our operating results during other months. As a result, our revenue and net income for the first and fourth quarters of a fiscal year may be lower than our results for the second and third quarters of a fiscal year.

Insurance and Risk Management

We maintain insurance covering professional liability and claims involving bodily injury and property damage. We consider our present limits of coverage, deductibles, and reserves to be adequate. Wherever possible, we endeavor to eliminate or reduce the risk of loss on a project through the use of quality assurance and control, risk management, workplace safety, and similar methods.

Risk management is an integral part of our project management approach for fixed-price contracts and our project execution process. We have a risk management process that reviews and oversees the risk profile of our operations. This group also participates in evaluating risk through internal risk analyses in which our corporate management reviews higher-risk projects, contracts, or other business decisions that require corporate approval.

Regulation

We are regulated in a number of fields in which we operate. We contract with various U.S. governmental agencies and entities. When working with U.S. governmental agencies and entities, we must comply with laws and regulations relating to the formation, administration, and performance of contracts. These laws and regulations contain terms that, among other things:

•	require certification and disclosure of all costs or pricing data in connection with various contract negotiations;

•	impose procurement regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-based U.S. government contracts; and

•	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

Internationally, we are subject to various government laws and regulations (including the FCPA and similar non-U.S. laws and regulations), local government regulations, procurement policies and practices, and varying currency, political, and economic risks.

To help ensure compliance with these laws and regulations, our employees are sometimes required to complete tailored ethics and other compliance training relevant to their position and our operations.

Access to Information

Our Internet address is www.nv5.com. We make available at this address, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our website. Information contained on our Web site is not part of this Annual Report on Form 10-K. In addition to visiting our website, you may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549 or at www.sec.gov. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room.

ITEM 1A.	RISK FACTORS

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The risks described below highlight some of the factors that have affected, and in the future could affect our operations. Additional risks we do not yet know of or that we currently think are immaterial may also affect our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

The loss of key personnel or our inability to attract and retain qualified personnel could significantly disrupt our business.

As a professional and technical engineering and consulting solutions provider, our business is labor intensive and, therefore, our ability to attract, retain, and expand our senior management, sales personnel, and professional and technical staff is an important factor in determining our future success. The market for qualified scientists, engineers, and sales personnel is competitive and we may not be able to attract and retain such professionals. It may also be difficult to attract and retain qualified individuals in the timeframe demanded by our clients. Furthermore, some of our government contracts may require us to employ only individuals who have particular government security clearance levels. Our failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively. In addition, with the exception of certain of our executive officers, we do not have employment agreements with any of our employees. The loss of the services of any key personnel could adversely affect our business. We do not maintain key-man life insurance policies on any of our executive officers.

We depend on the continued services of Mr. Dickerson Wright, our Chairman, Chief Executive Officer, and President. We cannot assure you that we will be able to retain the services Mr. Wright.

We are dependent upon the efforts and services of Mr. Dickerson Wright, our Chairman, Chief Executive Officer, and President, because of his knowledge, experience, skills, and relationships with major clients and other members of our management team. The loss of the services of Mr. Wright for any reason could have an adverse effect on our operations.

Demand from our state and local government and private clients is cyclical and vulnerable to economic downturns. If the economy remains weak or client spending declines further, then our revenue, profits, and financial condition may deteriorate.

Demand for services from our state and local government and private clients is cyclical and vulnerable to economic downturns, which may result in clients delaying, curtailing, or canceling proposed and existing projects. Our business traditionally lags the overall recovery in the economy. Therefore, our business may not recover immediately when the economy improves. If the economy remains weak or client spending declines further, then our revenue, profits, and overall financial condition may deteriorate. Our state and local government clients may face budget deficits that prohibit them from funding new or existing projects. In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions. Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding and the potential of increased credit losses on uncollectible invoices. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected. Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.

Our operating results may be adversely impacted by worldwide economic uncertainties and specific conditions in the markets we address.

Over the past several years, the general worldwide economy has experienced a downturn due, at various times, to the lack of available credit, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. These conditions make it extremely difficult for our clients and vendors to accurately forecast future business activities, which could cause businesses to slow spending on services. Such conditions have also made it very difficult for us to predict the short-term and long-term impacts on our business. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry, and any such economic slowdown could have any adverse effect on our results of operations.

Our revenue, expenses, and operating results may fluctuate significantly.

Our revenue, expenses, and operating results may fluctuate significantly because of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. In addition to the other risks described in this “Risk Factors” section, the following factors could cause our operating results to fluctuate:

•	delays, increased costs, or other unanticipated changes in contract performance that may affect profitability, particularly with contracts that are fixed-price or have funding limits;

•	seasonality of the spending cycle of our public sector clients, notably the U.S. federal government, the spending patterns of our private sector clients, and weather conditions;

•	budget constraints experienced by our federal, state, and local government clients;

•	our ability to integrate any companies that we acquire;

•	the number and significance of client contracts commenced and completed during a quarter;

•	the continuing creditworthiness and solvency of clients;

•	reductions in the prices of services offered by our competitors; and

•	legislative and regulatory enforcement policy changes that may affect demand for our services.

As a consequence, operating results for a particular future period are difficult to predict and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations and financial condition that could adversely affect our stock price.

We derive a majority of our revenue from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

For the years ended December 31, 2012 and 2011, approximately 66% and 65%, respectively, of our revenues were attributable to public and quasi-public sector clients, of which 84% and 84% for the years ended December 31, 2012 and 2011, respectively, were attributable to public and quasi-public sector clients in California. A significant amount of our revenues are derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have had funding appropriated.

The demand for our government-related services is generally driven by the level of government program funding. Accordingly, the success and further development of our business depends, in large part, upon the continued funding of these government programs, and upon our ability to obtain contracts and perform well under these programs. There are several factors that could materially affect our government contracting business, including the following:

•

uncertainty surrounding how any remaining funds are being distributed under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and into what governmental areas such funds are being used, and how much funding may remain available;

•	changes in and delays or cancellations of government programs, requirements, or appropriations;

•	budget constraints or policy changes resulting in delay or curtailment of expenditures related to the services we provide;

•	re-competes of government contracts;

•	the timing and amount of tax revenue received by federal, state, and local governments, and the overall level of government expenditures;

•	curtailment in the use of government contracting firms;

•	delays associated with insufficient numbers of government staff to oversee contracts;

•

the increasing preference by government agencies for contracting with small and disadvantaged businesses, including the imposition of set percentages of prime and subcontracts to be awarded to such businesses for which we would not qualify;

•	competing political priorities and changes in the political climate with regard to the funding or operation of the services we provide;

•	the adoption of new laws or regulations affecting our contracting relationships with the federal, state, or local governments;

•	a dispute with, or improper activity by, any of our subcontractors; and

•	general economic or political conditions.

These and other factors could cause government agencies to delay or cancel programs, to reduce their orders under existing contracts, to exercise their rights to terminate contracts, or not to exercise contract options for renewals or extensions. Any of these actions could have a material adverse effect on our revenue or timing of contract payments from these agencies.

Each year, client funding for some of our government contracts may rely on government appropriations or public-supported financing. If adequate public funding is delayed or is not available, then our profits and revenue could decline.

Each year, client funding for some of our government contracts may directly or indirectly rely on government appropriations or public-supported financing such as the ARRA. It is possible that such appropriated funding will never be allocated to projects that represent opportunities for us to the extent that we anticipate, if at all. Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. In addition, public-supported financing such as state and local municipal bonds may be only partially raised to support existing projects. Public funds and the timing of payment of these funds may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, increases in raw material costs, delays associated with insufficient numbers of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts, and the overall level of government expenditures. If adequate public funding is not available or is delayed, then our profits and revenue could decline.

A delay in the completion of the budget process of the U.S. government could delay procurement of our services and have an adverse effect on our future revenue.

When the U.S. government does not complete its budget process before its fiscal year-end on September 30 in any year, government operations are typically funded by means of a continuing resolution. Under a continuing resolution, the government essentially authorizes agencies of the U.S. government to continue to operate and fund programs at the prior year end but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, government agencies may delay the procurement of services, which could reduce our future revenue.

California state budgetary constraints may have a material adverse impact on us.

The state of California has experienced, and is continuing to experience, a significant budget shortfall and other related budgetary issues and constraints. The state of California has historically been and is considered to be a key geographic region for our business, as approximately 74% and 70% of our revenue in for the years ended December 31, 2012 and 2011, respectively, came from California-based projects. Ongoing uncertainty as to the timing and accessibility of budgetary funding, changes in state funding allocations to local agencies and municipalities, or other delays in purchasing for, or commencement of, projects have had and may continue to have a negative impact on our net sales and contract revenues and our income.

Governmental agencies may modify, curtail, or terminate our contracts at any time prior to their completion and, if we do not replace them, we may suffer a decline in revenue.

Most government contracts may be modified, curtailed, or terminated by the government either at its discretion or upon the default of the contractor. If the government terminates a contract at its discretion, then we typically are able to recover only costs incurred or committed, settlement expenses, and profit on work completed prior to termination, which could prevent us from recognizing all of our potential revenue and profits from that contract. In addition, the U.S. government has announced its intention to scale back outsourcing of services in favor of “insourcing” jobs to its employees, which could reduce the number of contracts awarded to us. The adoption of similar practices by other government entities could also adversely affect our revenues. If a government terminates a contract due to our default, we could be liable for excess costs incurred by the government in obtaining services from another source.

Our failure to win new contracts and renew existing contracts with private and public sector clients could adversely affect our profitability.

Our business depends on our ability to win new contracts and renew existing contracts with private and public sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors. These factors include market conditions, financing arrangements, and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required government approval, we may not be able to pursue particular projects, which could adversely affect our profitability.

Our inability to win or renew government contracts during regulated procurement processes or preferences granted to certain bidders for which we would not qualify could harm our operations and significantly reduce or eliminate our profits.

Government contracts are awarded through a regulated procurement process. The U.S. federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as indefinite delivery/indefinite quantity (“IDIQ”) contracts, which generally require those contractors who have previously been awarded the IDIQ to engage in an additional competitive bidding process before a task order is issued. The increased competition, in turn, may require us to make sustained efforts to reduce costs in order to realize revenue and profits under government contracts. If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted. The U.S. federal government has also increased its use of IDIQs in which the client qualifies multiple contractors for a specific program and then awards specific task orders or projects among the qualified contractors. As a result, new work awards tend to be smaller and of shorter duration, since the orders represent individual tasks rather than large, programmatic assignments. In addition, the U.S. government has announced its intention to scale back outsourcing of services in favor of “insourcing” jobs to its employees, which could reduce our revenue. Moreover, even if we are qualified to work on a government contract, we may not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors, which would not apply to us. The federal government has announced specific statutory goals regarding awarding prime and subcontracts to small businesses, women-owned small businesses, and small disadvantaged businesses, with the result that we may be obligated to involve such businesses as subcontractors with respect to these contracts at lower margins than when we use our own professionals. While we are unaware of any reason why our status as a public company would negatively impact our ability to compete for and be awarded government contracts, our inability to win or renew government contracts during regulated procurement processes or as a result of the policies pursuant to which these processes are implemented could harm our operations and significantly reduce or eliminate our profits.

If we fail to complete a project in a timely manner, miss a required performance standard, or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may reduce or eliminate our overall profitability.

Our engagements often involve large-scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from government inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, labor disruptions, and other factors. To the extent these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability. Further, any defects or errors, or failures to meet our clients’ expectations, could result in claims for damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes, or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued.

We depend on a limited number of clients for a significant portion of our business.

Our ten largest clients accounted for approximately 49% and 43% of our consolidated contract revenue in for the years ended December 31, 2012 and 2011, respectively, with our largest client, San Diego Gas & Electric, accounting for approximately 19% and 14% of our contract revenue for the years ended December 31, 2012 and 2011, respectively. The loss of, or reduction in orders from, these clients could have a material adverse effect on our business, financial condition, and results of operations.

We have made and expect to continue to make acquisitions that could disrupt our operations and adversely impact our business and operating results. Our ability to successfully integrate acquisitions could impede us from realizing all of the benefits of the acquisitions, which could weaken our results of operations.

A key part of our growth strategy is to acquire other companies that complement our service offerings or broaden our technical capabilities and geographic presence. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts. For example:

•	we may not be able to identify suitable acquisition candidates or acquire additional companies on acceptable terms;

•	we may pursue international acquisitions, which inherently pose more risk than domestic acquisitions;

•	we compete with others to acquire companies, which may result in decreased availability of, or increased price for, suitable acquisition candidates;

•	we may not be able to obtain the necessary financing on favorable terms, or at all, to finance any of our potential acquisitions;

•	we may ultimately fail to consummate an acquisition even if we announce that we plan to acquire a company; and

•	acquired companies may not perform as we expect, and we may fail to realize anticipated revenue and profits.

In addition, our acquisition strategy may divert management’s attention away from our existing businesses, resulting in the loss of key clients or key employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor-in-interest for undisclosed or contingent liabilities of acquired businesses or assets.

If we are not able to integrate acquired businesses successfully, our business could be harmed.

Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of the combining companies may result in unanticipated problems, expenses, liabilities, and competitive responses, and may cause our stock price to decline.

The difficulties of integrating an acquisition include, among others:

•	unanticipated issues in integration of information, communications, and other systems;

•	unanticipated incompatibility of logistics, marketing, and administration methods;

•	maintaining employee morale and retaining key employees;

•	integrating the business cultures of both companies;

•	preserving important strategic client relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	coordinating geographically separate organizations.

In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings, or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

Further, acquisitions may also cause us to:

•	issue securities that would dilute our current stockholders’ ownership percentage;

•	use a substantial portion of our cash resources;

•	increase our interest expense, leverage, and debt service requirements if we incur additional debt to pay for an acquisition;

•

assume liabilities, including environmental liabilities, for which we do not have indemnification from the former owners, as was the case in our acquisition of Nolte, or have indemnification that may be subject to dispute or concerns regarding the creditworthiness of the former owners;

•	record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential impairment charges;

•	experience volatility in earnings due to changes in contingent consideration related to acquisition liability estimates;

•	incur amortization expenses related to certain intangible assets;

•	lose existing or potential contracts as a result of conflict of interest issues;

•	incur large and immediate write-offs; or

•	become subject to litigation.

Finally, acquired companies that derive a significant portion of their revenue from the U.S. federal government and that do not follow the same cost accounting policies and billing practices that we follow may be subject to larger cost disallowances for greater periods than we typically encounter. If we fail to determine the existence of unallowable costs and do not establish appropriate reserves in advance of an acquisition, we may be exposed to material unanticipated liabilities, which could have a material adverse effect on our business.

If we are not able to successfully manage our growth strategy, our business and results of operations may be adversely affected.

Our expected future growth presents numerous managerial, administrative, operational, and other challenges. Our ability to manage the growth of our operations will require us to continue to improve our management information systems and our other internal systems and controls. In addition, our growth will increase our need to attract, develop, motivate, and retain both our management and professional employees. The inability of our management to effectively manage our growth or the inability of our employees to achieve anticipated performance could have a material adverse effect on our business.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from achieving our growth objectives.

We may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Additional equity financing may dilute the interests of our stockholders, and debt financing, if available, may involve restrictive covenants and could reduce our profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

Our industry is highly competitive, and we may not be able to compete effectively with competitors.

Our industry is highly fragmented and intensely competitive. Our competitors are numerous, ranging from small private firms to multi-billion dollar public companies. Contract awards are based primarily on quality of service, relevant experience, staffing capabilities, reputation, geographic presence, stability, and price. In addition, the technical and professional aspects of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors. Many of our competitors have achieved greater market penetration in some of the markets in which we compete and have more personnel, technical, marketing, and financial resources or financial flexibility than we do. As a result of the number of competitors in the industry, our clients may select one of our competitors on a project due to competitive pricing or a specific skill set. These competitive forces could force us to make price concessions or otherwise reduce prices for our services. If we are unable to maintain our competitiveness, our market share, revenue, and profits could decline.

Our business and operating results could be adversely affected by losses under fixed-price contracts.

Fixed-price contracts require us to either perform all work under the contract for a specified lump sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. For the years ended December 31, 2012 and 2011, approximately 7% and 11%, respectively, of our revenue was recognized under fixed-price contracts. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform, and economic or other changes that may occur during the contract period. Losses under fixed-price contracts could be substantial and adversely impact our results of operations.

If our clients delay in paying or fail to pay amounts owed to us, it could have a material adverse effect on our liquidity, results of operations, and financial condition.

Accounts receivable represent the largest asset on our balance sheet. While we take steps to evaluate and manage the credit risks relating to our clients, economic downturns or other events can adversely affect the markets we serve and our clients ability to pay, which could reduce our ability to collect all amounts due from clients. If our clients delay in paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, results of operations, and financial condition.

If we extend a significant portion of our credit to clients in a specific geographic area or industry, we may experience disproportionately high levels of collection risk and nonpayment if those clients are adversely affected by factors particular to their geographic area or industry.

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. We face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. For the years ended December 31, 2012 and 2011, our largest client, San Diego Gas & Electric, accounted for approximately 19% and 14%, respectively, of our revenues. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our ability to collect our receivables and, ultimately, our revenues and results of operations.

As a government contractor, we must comply with various procurement laws and regulations and are subject to regular government audits. A violation of any of these laws and regulations or the failure to pass a government audit could result in sanctions, contract termination, forfeiture of profit, harm to our reputation, or loss of our status as an eligible government contractor and could reduce our profits and revenue.

We must comply with and are affected by U.S. federal, state, local, and foreign laws and regulations relating to the formation, administration, and performance of government contracts. For example, we must comply with defective-pricing clauses found within the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), the ARRA, the Services Contract Act, and the U.S. Department of Defense security regulations, as well as many other rules and regulations. In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting, and anti-fraud measures, as well as many others regulations in order to maintain our government contractor status. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct, and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud, or other improper activities. Government agencies routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts and cost structure and evaluate compliance with applicable laws, regulations, and standards. In addition, during the course of its audits, such agencies may question our incurred project costs. If such agencies believe we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the agency auditor may recommend to our U.S. government corporate administrative contracting officer that it disallow such costs. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that such government audits will not result in a material disallowance for incurred costs in the future. In addition, government contracts are subject to a variety of other requirements relating to the formation, administration, performance and accounting for these contracts. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation. Any interruption or termination of our government contractor status could reduce our profits and revenue significantly.

State and other public employee unions may bring litigation that seeks to limit the ability of public agencies to contract with private firms to perform government employee functions in the area of public improvements. Judicial determinations in favor of these unions could affect our ability to compete for contracts and may have an adverse effect on our revenue and profitability.

Over at least the last 20 years, state and other public employee unions have challenged the validity of propositions, legislation, charters, and other government regulations that allow public agencies to contract with private firms to provide services in the fields of engineering, design, and construction of public improvements that might otherwise be provided by public employees. These challenges could have the affect of eliminating or severely restricting the ability of municipalities to hire private firms for the purpose of designing and constructing public improvements, and otherwise require them to use union employees to perform the services. If a state or other public employee union is successful in its challenge and as a result the ability of state agencies to hire private firms is severely limited, such a decision would likely lead to additional litigation challenging the ability of the state, counties, municipalities, and other public agencies to hire private engineering, architectural, and other firms, the outcome of which could affect our ability to compete for contracts and may have an adverse effect on our revenue and profitability.

Our use of the percentage-of-completion method of revenue recognition could result in a reduction or reversal of previously recorded revenue and profits.

We account for some of our contracts on the percentage-of-completion method of revenue recognition. These contracts accounted for approximately 7% and 11% of our revenue for the years ended December 31, 2012 and 2011, respectively. Generally, our use of this method results in recognition of revenue and profit ratably over the life of the contract based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, including the achievement of award fees as well as the impact of change orders and claims, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenue and profit.

Our actual business and financial results could differ from the estimates and assumptions that we use to prepare our financial statements, which may significantly reduce or eliminate our profits.

To prepare financial statements in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”), management is required to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions could affect the reported values of assets, liabilities, revenue, and expenses as well as disclosures of contingent assets and liabilities. For example, we recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:

•	the application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders, and contract claims;

•	provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors, and others;

•	provisions for income taxes, research, and experimentation credits and related valuation allowances;

•	value of goodwill and recoverability of other intangible assets;

•	valuations of assets acquired and liabilities assumed in connection with business combinations;

•	valuation of stock-based compensation expense; and

•	accruals for estimated liabilities, including litigation and insurance reserves.

Our actual business and financial results could differ from those estimates, which may significantly reduce or eliminate our profits.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Management continues to review and assess our internal controls to ensure we have adequate internal financial and accounting controls. Failure to maintain new or improved controls, or any difficulties we encounter in their implementation, could result in material weaknesses, and cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations (and, once we no longer qualify as an “emerging growth company” under the JOBS Act or a “smaller reporting company” as defined under related Securities and Exchange Commission rules, annual audit attestation reports) regarding the effectiveness of our internal control over financial reporting that will be required under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) with respect to annual reports that we will file as a public company. The existence of a material weakness could result in errors in our financial statements that could cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

For so long as we qualify as an “emerging growth company” under the JOBS Act, which may be up to five years following our initial public offering, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting.

Our profitability could suffer if we are not able to maintain adequate utilization of our workforce.

The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. The rate at which we utilize our workforce is affected by a number of factors, including:

•	our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;

•	our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces;

•	our ability to manage attrition;

•	our need to devote time and resources to training, business development, professional development, and other non-chargeable activities; and

•	our ability to match the skill sets of our employees to the needs of the marketplace.

If we over utilize our workforce, our employees may become disengaged, which will impact employee attrition. If we under-utilize our workforce, our profit margin and profitability could suffer.

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results.

As of December 31, 2012, we had approximately $45.0 million of gross revenue backlog expected to be recognized over the next 12 months. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could harm our reputation, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents, or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other foreign corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws, and any other applicable laws or regulations. For example, the Foreign Corrupt Practices Act (the “FCPA”), and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these regulations and laws, and we take precautions to prevent and detect misconduct. However, since our internal controls are subject to inherent limitations, including human error, it is possible that these controls could be intentionally circumvented or become inadequate because of changed conditions. As a result, we cannot assure that our controls will protect us from reckless or criminal acts committed by our employees and agents. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearances, and suspension or debarment from contracting, any or all of which could harm our reputation, reduce our revenue and profits, and subject us to criminal and civil enforcement actions. Historically, we have not had any material cases involving misconduct or fraud.

If our contractors and subcontractors fail to satisfy their obligations to us or other parties, or if we are unable to maintain these relationships, our revenue, profitability, and growth prospects could be adversely affected.

We depend on contractors and subcontractors in conducting our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, client concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a subcontract. In addition, if any of our subcontractors fail to deliver on a timely basis the agreed-upon supplies, fail to perform the agreed-upon services, go out of business, or fail to perform on a project, then our ability to fulfill our obligations as a prime contractor may be jeopardized and we may be contractually responsible for the work performed by those contractors or subcontractors. The absence of qualified subcontractors with which we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts. Historically, our relationship with our contractors and subcontractors have been good, and we have not experienced any material failure of performance by our contractors and subcontractors. During the years ended December 31, 2012 and 2011, the utilization of contractors or subcontractors generated approximately 16% and 19%, respectively, of our gross contract revenues.

We also rely on relationships with other contractors when we act as their subcontractor or joint venture partner. Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or teaming arrangement relationships with us or if a government agency terminates or reduces these other contractors’ programs, does not award them new contracts, or refuses to pay under a contract.

Changes in resource management or infrastructure industry laws, regulations, and programs could directly or indirectly reduce the demand for our services which could in turn negatively impact our revenue.

Some of our services are directly or indirectly impacted by changes in U.S. federal, state, local, or foreign laws and regulations pertaining to resource management, infrastructure, and the environment. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation, or enforcement of these programs, could result in a decline in demand for our services, which could in turn negatively impact our revenue.

Legal proceedings, investigations, and disputes, including those assumed in acquisitions of other businesses for which we may not be indemnified, could result in substantial monetary penalties and damages, especially if such penalties and damages exceed or are excluded from existing insurance coverage.

We engage in professional and technical consulting and certification services that can result in substantial injury or damages that may expose us to legal proceedings, investigations, and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury claims, employee or labor disputes, professional liability claims, and general commercial disputes involving project cost overruns and liquidated damages as well as other claims. In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients. We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.

In this regard, the agreement pursuant to which we acquired Nolte did not include representations and warranties regarding the business being acquired or any indemnification provisions or other assurances from the seller regarding Nolte. In the event any unforeseen matters arise, whether regarding the permits and authorizations required to run the Nolte business, filing of tax returns and payment of associated taxes, or the existence or extent of any contingent liabilities of the Nolte business (including third-party claims to which Nolte may be subject in the future including regarding professional liability for work performed prior to our acquisition of Nolte), we would be materially adversely affected if we were required to pay damages or incur defense costs in connection with a claim for which no such indemnity has been provided. In this regard, in 2011, the California Franchise Tax Board initiated an examination of Nolte’s state tax filings and raised various questions about approximately $0.7 million of research and development tax credits generated and included on Nolte’s tax returns for the years 2005-2010. We responded to these inquiries, but in the fourth quarter of 2012, the California Franchise Tax Board denied these credits in full. We are vigorously defending Nolte’s position and believe its position meet the recognition criteria under ASC 740-10. We believe Nolte has appropriate documentation to support the credits in full. Accordingly, we have not recorded a liability for uncertain tax benefits related to these state or federal research and development credits. Nolte has appealed the ruling and engaged a specialist firm to assist with the appeal.

We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities; however, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities. Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property, and contractor’s pollution liability (in addition to other policies for specific projects). Our insurance program includes deductibles or self-insured retentions for each covered claim. In addition, our insurance policies contain exclusions that insurance providers may use to deny or restrict coverage. Specialty liability and professional liability insurance policies provide for coverages on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect. Our insurance programs provide coverage for acts or omissions associated with the Nolte business prior to our acquisition. If we sustain liabilities that exceed or that are excluded from our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations and financial condition, including our profits and revenue.

Unavailability or cancellation of third-party insurance coverage would increase our overall risk exposure as well as disrupt the management of our business operations.

We maintain insurance coverage from third-party insurers as part of our overall risk management strategy and some of our contracts require us to maintain specific insurance coverage limits. If any of our third-party insurers fail, suddenly cancel our coverage, or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase and the management of our business operations would be disrupted. In addition, there can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits.

Our failure to implement and comply with our safety program could adversely affect our operating results or financial condition.

Our safety program is a fundamental element of our overall approach to risk management, and the implementation of the safety program is a significant issue in our dealings with our clients. We maintain an enterprise-wide group of health and safety professionals to help ensure that the services we provide are delivered safely and in accordance with standard work processes. Unsafe job sites and office environments have the potential to increase employee turnover, increase the cost of a project to our clients, expose us to types and levels of risk that are fundamentally unacceptable, and raise our operating costs. The implementation of our safety processes and procedures are monitored by various agencies and rating bureaus, and may be evaluated by certain clients in cases in which safety requirements have been established in our contracts. If we fail to meet these requirements or do not properly implement and comply with our safety program, there could be a material adverse effect on our business, operating results, or financial condition.

We may be subject to liabilities under environmental laws and regulations, including liabilities assumed in acquisitions for which we may not be indemnified.

We must comply with a number of laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials. CERCLA and comparable state laws typically impose strict joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean-up could be imposed upon any responsible party. Other principal federal environmental, health, and safety laws affecting us include, among others, the Resource Conversation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Occupational Safety and Health Act, the Toxic Substances Control Act, and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury, or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

Weather conditions and seasonal revenue fluctuations could have an adverse impact on our results of operations.

Due primarily to inclement weather conditions, which lead to project delays and slower completion of contracts, and a higher number of holidays, our operating results during December, January, and February are generally lower in comparison to other months. As a result, our revenue and net income for the first and fourth quarters of a fiscal year may be lower than our results for the second and third quarters of a fiscal year. If we were to experience lower-than-expected revenue during any such periods, our expenses may not be offset, which could have an adverse impact on our results of operations.

Catastrophic events may disrupt our business.

Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters as well as terrorist actions, could negatively impact the economies in which we operate by causing the closure of offices, interrupting projects, and forcing the relocation of employees. We typically remain obligated to perform our services after a terrorist action or natural disaster unless the contract contains a force majeure clause that relieves us of our contractual obligations in such an extraordinary event. If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our financial condition, results of operations, or cash flows.

Further, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems, and our website for our development, marketing, operational, support, hosted services, and sales activities. Despite our implementation of network security measures, we are vulnerable to disruption, infiltration, or failure of these systems or third-party hosted services in the event of a major earthquake, fire, power loss, telecommunications failure, cyber-attack, war, terrorist attack, or other catastrophic event could cause system interruptions, reputational harm, loss of intellectual property, lengthy interruptions in our services, breaches of data security, and loss of critical data and could harm our future operating results.

We have only a limited ability to protect our intellectual property rights, and our failure to protect our intellectual property rights could adversely affect our competitive position.

Our success depends, in part, upon our ability to protect our proprietary information and other intellectual property. We rely principally on trade secrets to protect much of our intellectual property where we do not believe that patent or copyright protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information. In addition, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to obtain or maintain trade secret protection would adversely affect our competitive business position. In addition, if we are unable to prevent third parties from infringing or misappropriating our trademarks or other proprietary information, our competitive position could be adversely affected.

We rely on third-party internal and outsourced software to run our critical accounting, project management, and financial information systems. As a result, any sudden loss, disruption, or unexpected costs to maintain these systems could significantly increase our operational expense and disrupt the management of our business operations.

We rely on third-party software to run our critical accounting, project management, and financial information systems. We also depend on our software vendors to provide long-term software maintenance support for our information systems. Software vendors may decide to discontinue further development, integration, or long-term software maintenance support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management, and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.

Our Chairman, Chief Executive Officer, and President owns a large percentage of our voting stock , which may allow him to have a significant influence on all matters requiring stockholder approval.

Mr. Dickerson Wright, our Chairman, Chief Executive Officer, and President, beneficially owns approximately 1,821,610 shares, or 70.1% of our common stock on a fully diluted basis as of March 26, 2013. Accordingly, Mr. Wright has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including decisions regarding mergers, going private transactions, and other extraordinary transactions, and to influence or control the terms of any of these transactions. Although Mr. Wright owes us and our stockholders certain fiduciary duties as a director and an executive officer, Mr. Wright could take actions to address his own interests, which may be different from those of our other stockholders.

As an emerging growth company within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), we will utilize certain modified disclosure requirements, and we cannot be certain whether these reduced requirements will make our securities less attractive to investors.

We are an emerging growth company within the meaning of the rules under the Securities Act. We plan in future filings with the SEC to utilize, the modified disclosure requirements available to emerging growth companies, including reduced disclosure about our executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a nonbinding advisory vote on executive compensation. In addition, we will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act, including the additional testing of our internal control over financial reporting as may occur when outside auditors attest as to our internal control over financial reporting. As a result, our stockholders may not have access to certain information they may deem important.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

Our board of directors have the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued Shares, including Shares issuable upon the exercise of options, Shares that may be issued to satisfy our payment obligations under our incentive plans, or Shares of our authorized but unissued preferred stock. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote, and, in the case of issuances of preferred stock, likely would result in your interest in us being subject to the prior rights of holders of that preferred stock.

The sale of a substantial number of Shares may cause the market price of our Shares to decline.

Sales of a substantial number of shares of common stock in the public market following our initial public offering, or the perception that these sales could occur, could cause the market price of our common stock to decline. The shares of common stock outstanding prior to our initial public offering are eligible for sale in the public market at various times in the future. All of our directors and executive officers have agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any of their common stock or securities convertible into or exchangeable for shares of common stock during the period from March 26, 2013 the continuing through the date 180 days after March 26, 2013, subject to extension in some circumstances, except with the prior written consent of the representatives of the underwriters. Upon expiration of this lock-up period, up to approximately 2,600,000 shares of common stock held by affiliates and others may become eligible for sale, subject to the restrictions under Rule 144 of the Securities Act.

We will incur increased costs as a result of being a public company, and the requirements of being a public company may divert management attention from our business.

As a public company, we will be subject to a number of additional requirements, including the reporting and corporate requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010, the JOBS Act, and the listing standards of the exchange on which our securities are listed. These requirements will cause us to incur increased costs and might place a strain on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and financial condition. In addition, in connection with Section 404(a) of the Sarbanes-Oxley Act, we will need to deliver a report that assesses the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2013, and, in connection with Section 404(b) of the Sarbanes-Oxley Act, our auditors will be required to attest to our internal controls over financial reporting once we no longer qualify as an emerging growth company under the JOBS Act or as a smaller reporting company, as defined in Exchange Act Rule 12b-2. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. Furthermore, we might not be able to retain our independent directors or attract new independent directors for our committees.

Provisions in our charter documents and the Delaware General Corporation Law could make it more difficult for a third party to acquire us and could discourage a takeover and adversely affect existing stockholders.

Anti-takeover provisions in our certificate of incorporation and bylaws, and in the Delaware General Corporation Law, could diminish the opportunity for stockholders to participate in acquisition proposals at a price above the then-current market price of our common stock. For example, while we have no present plans to issue any preferred stock, our board of directors, without further stockholder approval, will be able to issue Shares of undesignated preferred stock and fix the designation, powers, preferences, and rights and any qualifications, limitations, and restrictions of such class or series, which could adversely affect the voting power of your Shares. In addition, our bylaws will provide for an advance notice procedure for nomination of candidates to our board of directors that could have the effect of delaying, deterring, or preventing a change in control. Further, as a Delaware corporation, we are subject to provisions of the Delaware General Corporation Law regarding “business combinations,” which can deter attempted takeovers in certain situations. We may, in the future, consider adopting additional anti-takeover measures. The authority of our board of directors to issue undesignated preferred or other capital stock and the anti-takeover provisions of the Delaware General Corporation Law, as well as other current and any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter, or prevent takeover attempts and other changes in control of our company not approved by our board of directors. See “Description of Capital Stock” for further information.

We currently do not intend to pay dividends on our shares of Common Stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our shares appreciates.

We do not expect to pay dividends on our shares of common stock in the foreseeable future and intend to use cash to grow our business. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as the extent to which our financing arrangements permit the payment of dividends, earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors. Consequently, your only opportunity to achieve a return on your investment in us will be if the market price of our common stock appreciates.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 200 South Park Road, Suite 350, Hollywood, Florida. We do not own any real property. We currently operate out of more than 20 leased locations. Our lease terms vary from month-to-month to multi-year commitments. Our annual base rents also vary, ranging from approximately $7,200 plus operating expenses to over $354,000 plus operating expenses. We do not consider any of these leased properties to be materially important to us. While we believe it is necessary to maintain offices through which our services are coordinated, we feel there are an ample number of available office rental properties that could adequately serve our needs should we need to relocate or expand our operations.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. As of the date of this Annual Report, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices

Our units, each of which consists of one share of our common stock, par value $0.01 per share, and one warrant to purchase one share of our common stock, trade on The NASDAQ Stock Market LLC under the symbol “NVEEU”. On September 27, 2013 (the “Separation Date”), the warrants and common stock underlying our units will begin to trade separately on The NASDAQ Capital Market under the symbols “NVEEW” and “NVEE”, respectively. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $7.80 beginning on the Separation Date, provided that there is an effective registration statement in effect covering the shares of common stock underlying the warrants. Our warrants will expire on March 27, 2018 at 5:00 p.m., New York City time or earlier upon redemption.

The registrant’s units began trading on The NASDAQ Capital Market on March 27, 2013 and, therefore, the registrant is not able to provide information about the high and low sales prices per unit, common stock or warrant for any quarterly period.

Holders

As of February 28, 2013, there were 62 holders of record of our common stock.

Dividends

We have not paid cash dividends on our common stock and do not expect to do so in the foreseeable future, as we intend to retain all earnings to provide funds for the operation and expansion of our business. Further our two credit facilities totaling $4.0 million (the “Line Facilities”) with maturity dates of October 30, 2013, restrict our ability to pay dividends or other distributions on our common stock.

Equity Compensation Plan Information

We maintain the 2011 Equity Incentive Plan (as amended, the “2011 Equity Plan”), pursuant to which we may grant equity awards to eligible persons. The following table summarizes our equity compensation plan information as of December 31, 2012. Information is included for both equity compensation plans approved by our stockholders and equity plans not approved by our stockholders.

Plan Category	Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
	(In thousands)		(In thousands)
Equity compensation plans approved by our stockholders	N/A	N/A	N/A
Equity compensation plans not approved by our stockholders:
2011 Equity Plan (a)	—	$7.21	554,658

Totals	—	$7.21	554,658

(a)	This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our board of directors.

Recent Sales of Unregistered Securities

In the past three fiscal years, we have issued the following securities that were not registered under the Securities Act:

In connection with the formation of NV5, we issued 1,137,016 shares of NV5 to the Wright Family Trust, of which our founder, Mr. Dickerson Wright, is the trustee. We issued these shares in reliance upon Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

In August 2010, we granted an aggregate of 249,589 shares of restricted common stock of NV5 to six of our employees for their past services. No additional consideration was paid for such shares. We issued these shares in reliance upon Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

In October 2010, we sold an aggregate of 78,103 shares of NV5 to five of our employees and our founder for an aggregate purchase price of $1,126,542.47. We issued these shares in reliance upon Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

In October 2011, in connection with the consummation of the reorganization transaction among us, NV5 and Nolte, we issued an aggregate of 2,724,764 shares to (i) all of the stockholders of NV5 in exchange for the contribution of their shares of NV5 common stock to us, and (ii) to the minority shareholders of Nolte in exchange for their shares of Nolte common stock. We issued these shares in reliance upon Rule 506 of Regulation D promulgated under the Securities Act.

In December 2012, we issued 69,330 shares as partial consideration for our July 2012 acquisition of certain assets of Kaderabek Company. We issued these shares in reliance upon Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

We did not, nor do we plan to, pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts or commissions, in connection with any of the issuances of securities listed above. In addition, each of the certificates issued or to be issued representing the securities in the transactions listed above bears or will bear a restrictive legend permitting the transfer thereof only in compliance with applicable securities laws. The recipients of securities in each of the transactions listed above represented to us or will be required to represent to us their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had or have adequate access, through their employment or other relationship with our company or through other access to information provided by our company, to information about our company.

Purchases of Equity Securities

None.

Use of Proceeds from our Initial Public Offering

On March 26, 2013, the Company priced its initial public offering of 1,400,000 units. Each unit was sold at an offering price of $6.00 per unit and consists of one share of our common stock, $0.01 par value per share, and one warrant to purchase one share of our common stock at an exercise price of $7.80 per share. The units sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-186229), which was declared effective by the SEC on March 26, 2013. Roth Capital Partners, LLC acted as sole bookrunner for our initial public offering. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units solely to cover over-allotments. The closing of the offering is expected to occur on April 2, 2013, subject to customary closing conditions.

We expect to receive net proceeds of approximately $7.9 million from our initial public offering. We currently intend to use the net proceeds primarily for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters and capital expenditures. We may also use a portion of the net proceeds to expand our current business through acquisitions or investments in other complementary strategic businesses. We have no commitments with respect to any acquisitions at this time. To the extent any net proceeds are used to repay any debt obligations, the aggregate outstanding balance of our notes payable as of December 31, 2012 was approximately $7.4 million with interest rates ranging from 3.0% to 5.0%.

We intend to invest the net proceeds in short- and intermediate-term interest-bearing obligations, investment-grade instruments, certificates of deposit or guaranteed obligations of the U.S. government, pending their use as described above.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described under “Item 1A. Risk Factors.”

Overview

We are a leading provider of professional and technical engineering and consulting solutions to public and private sector clients. We focus on the infrastructure, construction, real estate, and environmental markets. The scope of our projects includes planning, design, consulting, permitting, inspection and field supervision, and management oversight. We also provide forensic engineering, litigation support, condition assessment, and compliance certification. Our primary clients include U.S. federal, state, municipal, and local governments; military and defense clients; and public agencies. We also serve quasi-public and private sector clients from the education, healthcare, energy, and utilities fields, including schools, universities, hospitals, health care providers, insurance providers, large utility service providers, and large and small energy producers.

We conduct our operations through two primary operating subsidiaries: (i) Nolte, which began operations in 1949 and was incorporated as a California corporation in 1957, and (ii) NV5, which was incorporated as a Delaware corporation in 2009. In March 2010, NV5 acquired the construction quality assurance operations of Bureau Veritas North America, Inc. In August 2010, NV5 acquired a majority of the outstanding shares of Nolte and succeeded to substantially all of Nolte’s business. Because NV5’s business prior to the Nolte acquisition was insignificant, Nolte is considered to be our historical accounting predecessor for financial statement reporting purposes. In October 2011, NV5 and Nolte completed a reorganization transaction in which NV5 Holdings was incorporated as a Delaware corporation, acquired all of the outstanding shares of NV5 and Nolte, and, as a result, became the holding company under which NV5 and Nolte conduct operations.

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaco, a 30-person engineering firm headquartered in Miami, Florida. Kaco commenced operations in 1984 and its development and engineering teams have worked on projects in South Florida, the Caribbean, and Central America during the last twenty five years. The purchase price was of $3.5 million, consisting of $1.0 million in cash, a note in the aggregate principal amount of $2.0 million payable over three years, and 69,330 shares of common stock with an agreed value of $7.21 per share.

Key Trends, Developments and Challenges

Initial public offering. On March 26, 2013, the Company priced its initial public offering of 1,400,000 units, each unit comprised of one share of the Company’s common stock and one five-year warrant to purchase one share of the Company’s common stock, at a public offering price of $6.00 per unit. The units began trading on The NASDAQ Capital Market on March 27, 2013 and are trading solely as units until September 27, 2013, following which date the warrants will become exercisable at an exercise price of $7.80 per share. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units solely to cover over-allotments. The closing of the offering is expected to occur on April 2, 2013, subject to customary closing conditions.

Shift in service mix. We group our capabilities into five core vertical service offerings. Historically, we have concentrated on the verticals of infrastructure, engineering, and support services and construction and quality assurance. We believe, however, that further development of three service offerings - public and private consulting and outsourcing, asset management consulting, and occupational, health, safety, and environmental consulting - will become increasingly important to our business as we continue to grow through both organic expansion and strategic acquisitions. Revenues derived from these three types of services offerings are mostly generated under cost-reimbursable contacts. The methods of billing for these three services are expected to include both time and materials or cost-plus basis.

Tax credit dispute. In 2011, the California Franchise Tax Board initiated an examination of Nolte’s state tax filings and raised various questions about approximately $0.7 million of research and development tax credits generated and included on Nolte’s tax returns for the years 2005-2010. We responded to these inquiries, but in the fourth quarter of 2012, the California Franchise Tax Board denied these credits in full.

We are vigorously defending Nolte’s position and believe its position meet the recognition criteria under ASC 740-10. Nolte believes it has appropriate documentation to support the credits in full. Accordingly, we have not recorded a liability for uncertain tax benefits related to these state or federal research and development credits. Nolte has appealed the ruling and engaged a specialist firm to assist with the appeal.

Components of Income and Expense

Contract Revenues

We enter into contracts with our clients that contain two principal types of pricing provisions: cost-reimbursable and fixed-price. The majority of our contracts are cost-reimbursable contracts that fall under the relatively low-risk subcategory of time and materials contracts.

Cost-reimbursable contracts. Cost-reimbursable contracts consist of two similar contract types: time and materials contracts and cost-plus contracts.

•

Time and materials contracts are common for smaller scale professional and technical consulting and certification services projects. Under these types of contracts, there is no predetermined fee. Instead, we negotiate hourly billing rates and charge our clients based upon actual hours expended on a project. In addition, any direct project expenditures are passed through to the client and are typically reimbursed. These contracts may have a fixed-price element in the form of an initial not-to-exceed or guaranteed maximum price provision.

•

Cost-plus contracts are the predominant contracting method used by U.S. federal, state, and local governments. These contracts provide for reimbursement of the actual costs and overhead (predetermined rates) we incur, plus a predetermined fee. Under some cost-plus contracts, our fee may be based on quality, schedule, and other performance factors.

For the years ended December 31, 2012 and 2011, cost-reimbursable contracts represented approximately 93% and 89%, respectively, of our total revenue.

Fixed-price contracts. Fixed-price contracts also consist of two contract types: lump-sum contracts and fixed-unit price contracts.

•

Lump-sum contracts typically require the performance of all of the work under the contract for a specified lump-sum fee, subject to price adjustments if the scope of the project changes or unforeseen conditions arise. Many of our lump-sum contracts are negotiated and arise in the design of projects with a specified scope and project deliverables.

•

Fixed-unit price contracts typically require the performance of an estimated number of units of work at an agreed price per unit, with the total payment under the contract determined by the actual number of units performed.

For the years ended December 31, 2012 and 2011, fixed-price contracts represented approximately 7% and 11%, respectively, of our total revenue.

Revenues from engineering services are recognized when services are performed and the revenues are earned in accordance with the accrual basis of accounting. Revenues from long-term contracts are recognized on the percentage-of-completion method, generally measured by the direct costs incurred to date as compared to the estimated total direct costs for each contract. See “– Critical Accounting Policies and Estimates – Revenue Recognition.”

Direct Costs of Contract Revenue

Direct costs of contract revenue consist primarily of that portion of technical and nontechnical salaries and wages incurred in connection with fee generating projects. Direct costs of contract revenue also include production expenses, subconsultant services, and other expenses that are incurred in connection with our fee generating projects. Direct costs of contract revenue exclude that portion of technical and nontechnical salaries and wages related to marketing efforts, vacations, holidays, and other time not spent directly generating fees under existing contracts. Such costs are included in operating expenses. Additionally, payroll taxes, bonuses, and employee benefit costs for all of our personnel, facilities costs, and depreciation and amortization are included in operating expenses since no allocation of these costs is made to direct costs of contract revenue. We expense direct costs of contract revenue when incurred.

Operating Expenses

Operating expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and employee benefits for all of our employees and the portion of salaries and wages not allocated to direct costs of contract revenues for those employees who provide our services. Operating expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees and administrative operating costs. We expense operating costs when incurred.

Factors Affecting Comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Nolte Acquisition and NV5 Holdings Reorganization

In August 2010, NV5 entered into a stock purchase agreement with Nolte, pursuant to which NV5 purchased a majority of the outstanding shares of Nolte common stock and Nolte became a majority-owned subsidiary of NV5. In October 2011, NV5 and Nolte completed a reorganization transaction in which NV5 Holdings was incorporated as a Delaware corporation, acquired all of the outstanding shares of NV5 and Nolte and, as a result, became the holding company under which NV5 and Nolte conduct operations.

Nolte is considered to be our historical accounting predecessor for financial statement reporting purposes, as NV5’s business prior to the Nolte acquisition was insignificant and NV5 succeeded to substantially all of the business of Nolte as part of the Nolte acquisition. Nolte previously reported its financial results for the 52/53 week period ending on the Thursday closest to September 30. References to the period from October 2, 2009 to August 3, 2010 refer to the results of operations and cash flows of Nolte for the period that began on October 2, 2009, the first day of Nolte’s fiscal year, and ended August 3, 2010, the date of acquisition. The successor consolidated financial statements for the year ended December 31, 2010 include the results of Nolte for the period from the acquisition date to December 31, 2010.

Kaco Acquisition

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaco, a 30-person engineering firm headquartered in Miami, Florida. Kaco commenced operations in 1984 and its development and engineering teams have worked on projects in South Florida, the Caribbean, and Central America during the last twenty five years. The purchase price was of $3.5 million, consisting of $1.0 million in cash, a note in principal amount of $2.0 million payable over three years, and 69,330 shares of common stock with an agreed value of $7.21 per share.

Public Company Expenses

As a result of our initial public offering, we became a public company and our securities are listed on the Nasdaq Capital Market. As a result, we will need to comply with laws, regulations, and requirements that we did not need to comply with as a private company, including certain provisions of the Sarbanes-Oxley Act and related Securities and Exchange Commission regulations, and will need to comply with the requirements of Nasdaq if our securities approved for listing. Compliance with the requirements of being a public company will require us to increase our operating expenses in order to pay our employees, legal counsel, and accountants to assist us in, among other things, external reporting, instituting, and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, being a public company will make it more expensive for us to obtain director and officer liability insurance. We estimate that incremental annual public company costs will be between $0.5 million and $1.0 million.

Stock-Based Compensation

In 2010, prior to the inception of our 2011 Equity Plan, we issued 377,104 restricted shares of common stock to management and employees with an aggregate deferred compensation amount of approximately $765,000. Each award is service based, and vests after five years or upon certain other events, subject to each award agreement. The fair value of these shares was calculated based on the estimated fair value of our equity as of the grant date, which was approximately $2.03 per Share.

The 2011 Equity Plan was initially approved in October 2011 and subsequently amended and restated in March 2013. A total of 554,658 shares of common stock is authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our board of directors. The 2011 Equity Plan is intended to make available incentives that will assist us to attract, retain, and motivate employees, officers, consultants, and directors by allowing them to acquire an ownership interest in our business, and, as a result, encouraging them to contribute to our success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As a result, we expect to incur material non-cash, stock-based compensation expenses in future periods. During 2011, no equity awards were granted under the 2011 Equity Plan.

During April 2012, we granted from the 2011 Equity Plan 39,657 restricted shares of common stock to management and employees of which 2,565 shares were forfeited during this period with an aggregate deferred compensation amount of approximately $268,000. The fair value of these shares is based on the estimated fair value of our equity as of the grant date, which was estimated at $7.21 per share. These awards provide for service based vesting after three years.

Share-based compensation expense relating to restricted stock awards during the years ended December 31, 2012 and 2011 was approximately $217,000 and $153,000, respectively. As of December 31, 2012, no shares have vested since the 2011 Equity Plan inception, and approximately $599,000 of deferred compensation is unrecognized at December 31, 2012 which expected to be recognized over the next 3.0 years.

Except as described above, prior to the offering, we have not granted or issued any stock-based compensation.

Operating Expenses

In August 2011, we hired a new Chief Financial Officer and expect to hire additional financial and accounting personnel in connection with our change in status to a publicly traded company. Accordingly, we expect compensation expenses, as reflected in operating expenses, will be higher in future periods.

Jumpstart Our Business Startups Act of 2012

We are an emerging growth company within the meaning of the rules under the Securities Act, and we will utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, we will not have to provide an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. The JOBS Act also permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by issuers. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements. Our estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in our consolidated financial statements relate to the revenue recognition on the percentage-of-completion method, reserves for professional liability claims, allowances for doubtful accounts, and valuation of our intangible assets.

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our financial statements. For further information on all of our significant policies, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

Revenue Recognition

Revenue from engineering services is recognized when services are performed and the revenue is earned in accordance with the accrual basis of accounting. Revenues from long-term contracts are recognized on the percentage-of-completion method, generally measured by the direct costs incurred to date as compared to the estimated total direct costs for each contract. We include other direct costs (for example, third-party field labor, subcontractors, or the procurement of materials or equipment) in contract revenues and cost of revenue when the costs of these items are incurred and we are responsible for the ultimate acceptability of such costs. Recognition of revenue under this method is dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, achievement of milestones, labor productivity, and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

If estimated total costs on contracts indicate a loss or reduction to percentage of revenue recognized to date, these losses or reductions are recognized in the period in which the revisions are determined. The cumulative effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses and others are recorded in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operation for that reporting period may be material depending on the size of the project or the adjustment.

Change orders and claims typically result from changes in scope, specifications or design, performance, materials, sites, or period of completion. Costs related to change orders and claims are recognized when incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in an addition to the contract value and can be reliably estimated.

Federal Acquisition Regulations (“FAR”), which are applicable to our federal government contracts and may be incorporated in local and state agency contracts, limit the recovery of certain specified indirect costs on contracts. Cost-plus contracts covered by FAR or with certain state and local agencies also may require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs.

Unbilled work results when the appropriate contract revenue amount has been recognized in accordance with the percentage-of-completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of contract revenues recognized on these contracts.

Professional Liability Expense

We maintain insurance for business risks, including professional liability. For professional liability risks, our retention amount under our claims-made insurance policies includes an accrual for claims incurred but not reported for any potential liability, including any legal expenses, to be incurred for such claims if they occur. Our accruals are based upon historical expense and management’s judgment. We maintain insurance coverage for various aspects of our business and operations; however, we have elected to retain a portion of losses that may occur through the use of deductibles, limits and retentions under our insurance programs. Our insurance coverage may subject us to some future liability for which we are only partially insured or are completely uninsured. Management believes its estimated accrual for errors, omissions, and professional liability claims is sufficient and any additional liability over amounts accrued is not expected to have a material adverse effect on our results of operations or financial position.

Allowance for Doubtful Accounts

We record receivables net of an allowance for doubtful accounts. The allowance is estimated based on management’s evaluation of the contracts involved and the financial condition of clients. Factors considered include, among other things, client type (federal government or private client), historical performance, historical collection trends, and general economic conditions. The allowance is increased by our provision for doubtful accounts, which is charged against income. All recoveries on receivables previously charged off are credited to the accounts receivable recovery account included in income, while direct charge-offs of receivables are deducted from the allowance.

Goodwill and Related Intangible Assets

Goodwill is the excess cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. To determine the amount of goodwill resulting from a business combination, the Company performs an assessment to determine the fair value of the acquired company’s tangible and identifiable intangible assets and liabilities. Our goodwill is allocated to the appropriate reporting unit, which is one level below our operating segments.

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is not met, then performing the two-step quantitative impairment test is unnecessary. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques. We are required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared to the carrying value of its reporting unit goodwill to determine the appropriate impairment charge, if any. We have elected to perform our annual goodwill impairment review on August 1 of each year. On August 1, 2012, we conducted our annual impairment test on the goodwill associated with the acquisition of Nolte using the quantitative method of evaluating goodwill. Based on this quantitative analysis we determined the fair value of this reporting unit exceeded the carrying value of this reporting unit therefore the goodwill was not impaired and the Company has not recognized an impairment charge relating to goodwill during the year ended December 31, 2012. In the third quarter of 2011, we conducted the annual impairment test using the qualitative method by assessing various factors and determined that there was no existence of events or circumstances that indicate it is more likely than not that the fair value of the reporting unit was less than its carrying value. Therefore, performing the two-step quantitative impairment test was not necessary for the year ended December 31, 2011 thus the Company did not recognize an impairment charge relating to goodwill during the year ended December 31, 2011.

Identifiable intangible assets primarily include customer backlog, customer relationships, tradenames and non-compete agreements. Amortizable intangible assets are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized an impairment charge relating to amortizable intangible assets during the years ended December 31, 2012 or 2011.

Income Taxes

We account for income taxes in accordance with ASC Topic No. 740 “Income Taxes” (“Topic No. 740”). Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. A valuation allowance against our deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future earnings, taxable income, and the mix of earnings in the jurisdictions in which we operate. Management periodically assesses the need for a valuation allowance based on our current and anticipated results of operations. The need for and the amount of a valuation allowance can change in the near term if operating results and projections change significantly.

The Company recognizes the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open. Generally, we remain subject to income tax examinations by its major taxing authorities from inception in 2009. Nolte generally is no longer subject to income tax examinations by its major taxing authorities for years ending before September 28, 2006. Our policy is to classify interest accrued as interest expense and penalties as operating expenses. As of December 31, 2012 and 2011, we did not have any material uncertain tax positions.

Results of Operations

The following table represents our income from operations for the periods indicated (in thousands):

	Year Ended December 31,
	2011		2012
Gross contract revenues	$63,366	100.0%	$60,576	100.0%
Direct costs	30,948	48.8%	28,908	47.7%

Gross profit	32,418	51.2%	31,668	52.3%

Operating expenses	29,690	46.9%	29,311	48.4%

Income from continuing operations	2,728	4.3%	2,357	3.9%
Other expense	(376)	(0.6%)	(389)	(0.7%)
Income tax expense	(436)	(0.7%)	(675)	(1.1%)
Discontinued operations, net	33	0.0%	—	—
Non-controlling interest	(530)	(0.8%)	—	—

Net income (loss)	$1,419	2.2%	$1,293	2.1%

Year ended December 31, 2012 compared to year ended December 31, 2011

Gross contract revenues. Our contract revenues decreased approximately $2.8 million for the year ended December 31, 2012 compared to the same period in 2011. The decrease in revenues is primarily due to delays in the start of new projects in our infrastructure, engineering, and support services, partially offset by revenues generated from July 28, 2012 through December 31, 2012 of approximately $1.9 million due to acquisition of Kaco. Although we are currently unaware of continuing delays in current projects and therefore are not anticipating such to influence future revenues, such revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Direct costs. Our direct costs decreased approximately $2.0 million for the year ended December 31, 2012 compared to the same period in 2011. The decrease in direct costs is a result of lower direct labor and subcontractor costs due to the completion of certain projects during the year ended December 31, 2011 that were not replaced during 2012. Direct costs of contracts include all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct cost of contracts are likely to increase as well.

As a percentage of revenues, direct costs of contracts were 47.7% for the year ended December 31, 2012 compared to 48.8% for the year ended December 31, 2011. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Revenues from sub-consultant costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit.

Operating expenses. Our operating expenses decreased approximately $0.4 million for the year ended December 31, 2012 compared to the same period in 2011. The decrease in operating expenses was due primarily to lower professional and legal expenditures during the year ended December 31, 2012 compared to the same period in 2011. Operating expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and employee benefits for all of our employees and the portion of salaries and wages not allocated to direct costs of contract revenues for those employees who provide our services. Operating expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees, and administrative operating costs. We expense operating costs when incurred. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs. Therefore, when our professional services revenues increase or decrease, it is not unusual to see a corresponding change in operating expenses.

Income taxes. Our consolidated effective income tax rate was 34.3% for the year ended December 31, 2012. The reduction in the effective tax rate compared to the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction. In January 2013, the federal government extended research and development tax credits for years 2012 and 2013. Accordingly, we will recognize the benefits for 2012 research and development credits in 2013. Our consolidated effective income tax rate was 18.5% for the year ended December 31, 2011. The reduction in the effective tax rate compared to the combined statutory federal and state tax rate of 39.0% is due to the domestic production activities deduction and other tax credits that were available during 2011.

Discontinued operations. Effective June 30, 2011, the Company disposed of its interests in Nolte de Mexico. As a result of this transaction, the Nolte de Mexico operations has been segregated from continuing operations and presented as discontinued operations. During the year ended December 31, 2011, Nolte de Mexico had net income of $33.

Non-controlling interest. During the year ended December 31, 2011, there was income of approximately $0.5 million relating to non-controlling interest which represented approximately 37% of Nolte in which the Company did not own. The Company completed the full merger with Nolte at the beginning of October 2011.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, and acquisition and restructuring expenditures. An additional use of cash during 2011, 2012 and 2013 is for the payment of income taxes as a result of our acquisition of Nolte during 2010 whereby Nolte was required to switch from cash basis taxpayer to accrual basis taxpayer. We believe our sources of liquidity, including cash flow from operations, existing cash and cash equivalents, expected proceeds from our recent initial public offering, and borrowing capacity under our credit facilities will be sufficient to meet our projected cash requirements, including with respect to both the increased operating expenses we expect to incur in connection with being a public company and in connection with the additional financial and accounting personnel we have hired or will hire in connection with our change in status to a publicly traded company and our planned strategic acquisition activity, for at least the next 12 months and will monitor our capital requirements thereafter to ensure our needs are in line with available capital resources.

We believe our experienced employees and management team are our most valuable resources. Attracting, training, and retaining key personnel have been and will remain critical to our success. To achieve our human capital goals, we intend to remain focused on providing our personnel with entrepreneurial opportunities to increase client contact within their areas of expertise and to expand our business within our service offerings.

On March 26, 2013, the Company priced its initial public offering of 1,400,000 units. Each unit was sold at an offering price of $6.00 per unit and consists of one share of our common stock, $0.01 par value per share, and one warrant to purchase one share of our common stock at an exercise price of $7.80 per share. The units sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-186229), which was declared effective by the SEC on March 26, 2013. Roth Capital Partners, LLC acted as sole bookrunner for our initial public offering. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units solely to cover over-allotments. The closing of the offering is expected to occur on April 2, 2013, subject to customary closing conditions.

We expect to receive net proceeds of approximately $7.9 million from our initial public offering. We will have broad discretion over the use of the net proceeds from the recently completed initial public offering. We currently intend to use the net proceeds primarily for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters and capital expenditures. We may also use a portion of the net proceeds to expand our current business through acquisitions or investments in other complementary strategic businesses. We have no commitments with respect to any acquisitions at this time. To the extent any net proceeds are used to repay any debt obligations, the aggregate outstanding balance of our notes payable as of December 31, 2012 was approximately $7.4 million with interest rates ranging from 3.0% to 5.0%.

Cash Flows

As of December 31, 2012, our cash and cash equivalents totaled $2.3 million and accounts receivable, net of allowance for doubtful accounts, totaled $15.1 million, compared to $2.8 million and $15.5 million, respectively, as of December 31, 2011. As of December 31, 2012, our accounts payable and accrued liabilities were $3.3 million and $3.1 million, respectively, compared to $3.6 million and $3.6 million, respectively, as of December 31, 2011. Also as of December 31, 2012, we had notes payable and stock repurchase obligations of $7.4 million and $2.4 million, respectively, compared to $4.9 million and $2.1 million, respectively, as of December 31, 2011.

Operating activities

For the year ended December 31, 2012, net cash provided by operating activities amounted to $1.5 million primarily attributable to net income of $1.3 million which included non-cash charges of $1.5 million from depreciation and amortization and decrease of $0.9 million in accounts receivable partially offset by decreases of $1.3 million in deferred and income taxes payable and $0.9 million in accounts payable and accrued liabilities. During 2012, we made income tax payments of approximately $2.0 million which included payment of income taxes as a result of our acquisition of Nolte during 2010 whereby Nolte was required to switch from cash basis taxpayer to accrual basis taxpayer.

For the year ended December 31, 2011, net cash provided by operating activities amounted to $2.4 million primarily attributable to net income of $1.9 million which included non-cash charges of $1.9 million from depreciation and amortization partially offset by a decrease of $1.3 million in accounts payable and accrued liabilities. During 2011, we made income tax payments of approximately $1.4 million which included payment of income taxes as a result of our acquisition of Nolte during 2010 whereby Nolte was required to switch from cash basis taxpayer to accrual basis taxpayer.

Investing activities

For the year ended December 31, 2012, net cash used in investing activities amounted to $1.6 million primarily resulting from cash used for the acquisition of Kaco of $1.0 million and for the purchase of property and equipment of $0.6 million.

For the year ended December 31, 2011, net cash used in investing activities amounted to $0.3 million primarily resulting from cash used for the purchase of property and equipment of $0.4 million partially offset by proceeds of $0.1 million received from insurance claims and from the sale of property and equipment.

Financing activities

For the year ended December 31, 2012, net cash used by financing activities amounted to $0.5 million primarily attributable proceeds from borrowings of $2.2 million from the Line Facilities offset by payment of $1.8 million in long-term debt and $0.8 million in stock repurchase obligations. In addition, we made payments of $0.1 million for the repurchase of our common stock.

For the year ended December 31, 2011, net cash used in financing activities amounted to $2.8 million primarily attributable to payments of $1.5 million in long-term debt and $0.7 million in stock repurchase obligations. In addition, we made payments of $0.5 million for non-controlling interest Shares.

Financing

We have two credit facilities totaling $4.0 million (the “Line Facilities”) with maturity dates of October 30, 2013. The interest rate is prime rate plus 1% with a minimum of 4.50%. Mr. Dickerson Wright and the Wright Family Trust, of which Mr. Wright is the trustee, have provided guarantees to our lender in connection with our Line Facilities and Term Loan (as defined below). Mr. Wright’s guarantee remains in effect for the term of the Line Facilities and Term Loan, regardless of his continuing employment. The Line Facilities contain cross default provisions with each other as well as cross default provisions with the note payable described below. In addition, the Line Facilities contain an annual maximum debt to tangible net worth covenant ratio of 2.30:1 and financial reporting covenant provisions. As of December 31, 2012, our debt to tangible net worth ratio was 2.33:1 which exceeded the maximum requirement; however our lender has waived this covenant through the maturity date of the loan which is October 30, 2013. As of December 31, 2012, we were in compliance with all other covenant provisions of the Lines Facilities. As of December 31, 2012 and 2011, the outstanding balance on the Line Facilities was approximately $2.0 million and $0, respectively.

We have a note payable to a bank (the “Term Loan”). On March 14, 2012, we amended the note payable to extend the maturity date from August 7, 2012 to February 1, 2015. The interest rate continues at prime rate with a minimum of 5.0%. The amended note continues to be payable in monthly principal installments of $46,000 with a lump sum of the remaining principal balance outstanding due at maturity. The amended note is collateralized by substantially all of our assets and is guaranteed by certain of our stockholders, NV5 Holdings, and Nolte, which guarantee in the case of Mr. Wright remains in effect for the term of the Term Loan regardless of his continuing employment. As of December 31, 2012 and 2011, we had outstanding balances of approximately $1.7 million and $2.2 million, respectively, in connection with the Term Loan.

The note held by the seller of the Nolte business (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest rate at the prime rate plus 1%, subject to a maximum rate of 7.0%. Under the terms of the Nolte Note, as amended, we pay quarterly principal installments of approximately $0.1 million plus interest. The Nolte Note is unsecured and is subordinated to our bank note, although we are permitted to make our periodic principal and interest payments. The outstanding balance of the Nolte Note was approximately $2.2 million and $2.7 million as of December 31, 2012 and 2011, respectively.

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaco, a 30-person engineering firm headquartered in Miami, Florida. Kaco commenced operations in 1984 and its development and engineering teams have worked on projects in South Florida, the Caribbean, and Central America during the last twenty five years. The purchase price was $3.5 million in cash, notes and stock. The purchase price consisted of $1.0 million in cash; a note in the principal amount of $2.0 million (the “Kaco Note”) (bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter) which is payable as follows: $500,000 due by December 28, 2012 and three equal payments of $500,000 each due on the first, second and third anniversaries of the effective date of July 27, 2012; and 69,330 shares of common stock with an agreed value of $7.21 per share. The outstanding balance of the Kaco Note was $2.0 million as of September 30, 2012. On December 28, 2012, we paid $525,000 (principal and accrued interest) and issued the 69,330 shares of common stock.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2012 and 2011.

Effects of Inflation

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

In June 2011, the FASB issued an amendment to authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of this amendment require retrospective application, and are effective for annual and interim periods beginning after December 15, 2011. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In September 2011, the FASB issued amended guidance on testing goodwill for impairment. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. The provisions of the new guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not been issued or, for nonpublic entities, have not yet been made available for issuance. We early adopted this new qualitative approach effective with our unaudited consolidated financial statements for the year end December 31, 2011.

In December 2011, the FASB issued amended guidance requiring companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years beginning in or after January 1, 2013, and interim periods within those annual fiscal years. We do not expect adoption of this standard to have a material impact on our consolidated results of operations and financial condition.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2012-03”), which will be effective for reporting periods beginning after December 31, 2012. The specific requirements of ASU 2013-02 are not expected to have any impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

NV5 Holdings, Inc.

We have audited the accompanying consolidated balance sheets of NV5 Holdings, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NV5 Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

April 1, 2013

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2011	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$2,762	$2,294
Accounts receivable, net of allowance for doubtful accounts of $1,284 and $1,631 as of December 31, 2011 and 2012, respectively	15,457	15,052
Prepaid expenses and other current assets	393	311
Deferred income tax assets	—	543

Total current assets	18,612	18,200
Property and equipment, net	1,256	1,273
Intangible assets, net	2,386	2,758
Goodwill	4,336	5,857
Cash surrender value of officers’ life insurance	650	656
Other assets	382	600
Deferred income tax assets	378	619

Total Assets	$28,000	$29,963

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,564	$3,261
Accrued liabilities	3,632	3,082
Income taxes payable	1,811	1,992
Billings in excess of costs and estimated earnings on uncompleted contracts	528	430
Client deposits	182	47
Current portion of stock repurchase obligation	672	772
Current portion of notes payable	1,055	3,538
Deferred income taxes	690	—

Total current liabilities	12,134	13,122
Stock repurchase obligations, less current portion	1,464	1,621
Notes payable, less current portion	3,880	3,851

Total liabilities	17,478	18,594
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 2,698,195 and 2,600,000 shares issued and outstanding as of December 31, 2011 and 2012, respectively	27	26
Additional paid-in capital	9,510	9,065
Retained earnings	985	2,278

Total stockholders’ equity	10,522	11,369

Total liabilities and stockholders’ equity	$28,000	$29,963

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except share data)

	Year Ended
	December 31, 2011	December 31, 2012
Gross contract revenues	$63,366	$60,576

Direct costs (excluding depreciation and amortization):
Salaries and wages	16,810	17,041
Sub-consultant services	11,992	9,846
Other direct costs	2,146	2,021

Total direct costs	30,948	28,908

Gross Profit	32,418	31,668

Operating Expenses:
Salaries and wages, payroll taxes and benefits	17,561	18,348
General and administrative	6,677	6,105
Facilities and facilities related	3,408	3,390
Depreciation and amortization	1,949	1,468
Acquisition and restructuring expense	95	—

Total operating expenses	29,690	29,311

Income from operations	2,728	2,357

Other (expense) income:
Interest expense	(376)	(389)

Total other (expense)	(376)	(389)

Income from continuing operations before income tax expense	2,352	1,968
Income tax (expense)	(436)	(675)

Income from continuing operations	1,916	1,293
Discontinued operations, net of tax	33	—

Net income	1,949	1,293
Non-controlling interest in (income) of Nolte Associates, Inc., net of tax	(530)	—

Net income attributable to NV5 Holdings, Inc.	1,419	1,293
Other comprehensive income:
Foreign currency translation adjustment	2	—

Comprehensive income	$1,421	$1,293

Basic Earnings per Share:
Continuing operations	$0.71	$0.58
Discontinued operations	0.02	—

Total	$0.73	$0.58

Diluted Earnings per Share:
Continuing operations	$0.65	$0.52
Discontinued operations	0.01	—

Total	$0.66	$0.52

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS of CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained Income	Accumulated Other Comprehensive	Non-controlling Interest in Nolte
	Shares	Amount	Capital	(Loss)	Income (loss)	Associates, Inc.	Total
Balance, December 31, 2010	2,213,021	$22	$5,549	$(175)	$(2)	$4,286	$9,680
Stock compensation	—	—	153	—	—	—	153
Redemption of non-controlling interest – Mexico disposition	—	—	—	—	—	(406)	(406)
Repurchase of non-controlling interest shares	—	—	—	—	—	(454)	(454)
Distribution for Mexico disposition (a)	—	—	—	(259)	—	—	(259)
Conversion of existing and non-controlling shares	485,174	5	3,951	—	—	(3,956)	—
Direct costs of share conversion	—	—	(133)	—	—	—	(133)
Other	—	—	(10)	—	—	—	(10)
Net income	—	—	—	1,419	—	530	1,949
Foreign currency translation adjustment	—	—	—	—	2	—	2

Balance, December 31, 2011	2,698,195	27	9,510	985	—	—	10,522
Stock compensation	—	—	217	—	—	—	217
Stock issuance Kaco acquisition	69,330	1	499	—	—	—	500
Restricted stock issuance	37,092	—	—	—	—	—	—
Repurchase of common stock	(204,617)	(2)	(1,161)	—	—	—	(1,163)
Net income	—	—	—	1,293	—	—	1,293

Balance, December 31, 2012	2,600,000	$26	$9,065	$2,278	$—	$—	$11,369

(a)	The Company completed a spin-off of a subsidiary (“Nolte de Mexico”) on June 30, 2011, and the resulting reduction to equity is comprised of the difference between the carrying value of current assets and equipment transferred to Nolte de Mexico less current liabilities and other obligations assumed by Nolte de Mexico upon the effective date of the spin-off.

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31, 2011	December 31, 2012
Cash Flows From Operating Activities:
Net income	$1,949	$1,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,949	1,468
Provision for doubtful accounts	578	234
Stock compensation	153	217
(Gain) on disposal of property and equipment	(50)	—
Deferred income taxes (benefit)	(2,021)	(1,474)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	643	942
Prepaid expenses and other current assets	187	(140)
Net change in cash surrender value of officers’ life insurance	(8)	(6)
Accounts payable	(481)	(383)
Accrued liabilities	(817)	(564)
Income taxes payable	1,240	181
Client deposits	76	(134)
Billings in excess of costs and estimated earnings on uncompleted contracts	(976)	(98)

Net cash provided by operating activities	2,422	1,536

Cash Flows From Investing Activities:
Cash paid for acquisition of Kaco	—	(1,000)
Proceeds from disposition or sale of property and equipment	51	—
Purchase of property and equipment	(372)	(554)

Net cash used in investing activities	(321)	(1,554)

Cash Flows From Financing Activities:
Borrowings from line of credit	—	2,250
Payments on long-term debt	(1,513)	(1,796)
Payments on stock repurchase obligation	(677)	(803)
Payments for non-controlling interest shares	(454)	—
Payments made for repurchase of common stock	—	(101)
Payments for direct costs of conversion of non-controlling interest shares	(133)	—

Net cash used in financing activities	(2,777)	(450)

Net (Decrease) in Cash and Cash Equivalents	(676)	(468)
Cash and cash equivalents - beginning of year	3,438	2,762

Cash and cash equivalents – end of year	$2,762	$2,294

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31, 2011	December 31, 2012
Supplemental disclosures of cash flow information:
Cash paid for interest	$374	$363
Cash paid for income taxes	$1,394	$1,969
Non-cash investing and financing activities:
Note payable issued for stock repurchase	$—	$1,062
Conversion of non-controlling interest into common stock	$3,956	$—
Non-Cash investing and financing activities from acquisition of Kaco:
Note payable for acquisition	$—	$2,000
Issuance of common stock	$—	$500
Transactions as part of spin-off of Nolte de Mexico:
Assumption of note payable to bank	$40	$—
Redemption of non-controlling interest	$(406)	$—
Transfer of property and equipment	$(78)	$—
Distribution of net assets	$(259)	$—

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share data)

Note 1 - Organization and Nature of Business Operations

Business

NV5 Holdings, Inc. (“Holdings”) and its subsidiaries (collectively the “Company”, “we” or “our”) is a holding company providing professional and technical consulting and certification services to public and private sector clients. We focus on the infrastructure, construction, real estate and environmental markets. The scope of our projects includes planning, design, consulting, permitting, inspection and field supervision, and management oversight. We also provide forensic engineering, litigation support, condition assessment and compliance certification. We operate our business through a network of over 20 locations in California, Colorado, Utah, Florida, New Jersey, and in portions of Mexico (until June 2011). We conduct our operations through two primary operating subsidiaries: (i) Nolte Associates, Inc. (“Nolte”), which began operations in 1949, was incorporated as a California corporation in 1957 and in which we acquired a controlling interest in August 2010, and (ii) NV5, Inc. (“NV5”), which was incorporated as a Delaware corporation in 2009.

Holdings was incorporated as a Delaware corporation in September 2011 as part of a Plan of Reorganization (the “Reorganization”), and owns all of the outstanding shares of Nolte and NV5.

Significant Transactions

Pursuant to a series of Buy-Sell agreements with selling stockholders, NV5 (“Successor”) gained control of Nolte (“Predecessor”) through the acquisition of a 57% interest in the common stock of Nolte on August 3, 2010 and then acquired an additional 3% interest on December 31, 2010, and an additional 3% interest from August 2011 through September 2011 (the “Nolte Transaction”). On August 18, 2011, the Board of Directors of Nolte unanimously approved the terms of the Reorganization, whereby the holders of the remaining 37% non-controlling interest in Nolte tendered each of their owned shares of Nolte common stock for 2.5 shares of Holding’s common stock, with Nolte becoming a wholly owned subsidiary of Holdings. On October 6, 2011, NV5 and Nolte completed the Reorganization and, thereafter, Holdings (i) issued shares of its common stock to the stockholders of NV5 in exchange for the contribution of their shares of NV5 common stock to Holdings, and (ii) Nolte became a wholly-owned subsidiary of Holdings. Prior to this reorganization, there were 1,464,708 shares of NV5 common stock outstanding. Upon the Reorganization 1,464,708 shares of NV5 common stock were exchanged for 2,213,021 shares of Holdings common stock with an additional 485,174 shares of Holdings common stock issued in conjunction with the Nolte shares tendered for exchange. As a result of the Reorganization transaction, Holdings issued an aggregate of 2,724,764 shares of its common stock and became the holding company under which we conduct our operations. All successor share information referenced herein, including related per share data, has been adjusted to give retroactive effect to the exchanged shares of Holdings for all periods presented. The Reorganization was accounted for as an equity transaction since the Company had a majority interest in Nolte.

Pursuant to an Asset Purchase Agreement, the Company acquired the North American operations for construction quality assurance, testing and geotechnical engineering services from Bureau Veritas North America in March 2010 (“BV” and the “BV Transaction”).

On July 27, 2012, the Company acquired certain assets and assumed certain liabilities of Kaderabek Company (“Kaco”), a 30-person engineering firm headquartered in Miami, Florida. Kaco commenced operations in 1984 and its development and engineering teams have worked on projects in South Florida, the Caribbean, and Central America. See further discussions under Note 4 – Business Acquisitions.

The acquisition of Nolte, BV and Kaco were accounted for as business combinations under the acquisition method of accounting. Under this method the assets acquired, liabilities assumed and non-controlling interest were recorded in the Company’s consolidated financial statements at their respective fair values as of the acquisition dates, and the results of these acquisitions are included in the Company’s consolidated results from the respective dates of acquisition.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share data)

Other Transactions

Effective June 30, 2011, the Company disposed of its interests in a wholly owned subsidiary of Nolte, Nolte de Mexico, Sociedad Anonima de Capital Variable (“Nolte de Mexico”), as part of an exchange agreement with two members of management of Nolte de Mexico. The Company received approximately $7 in cash and 17,023 shares of Nolte common stock from these two individuals upon the closing of this agreement. The exchange transaction was valued at fair value based on a $23.82 per share price associated with the Nolte shares as of the date of the transaction.

The Nolte de Mexico operations are presented as discontinued operations in the Company’s consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) Topic No. 205-20 “Presentation of Financial Statements – Discontinued Operations,” and summarized financial information underlying this presentation is included in Note 19.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States (“GAAP”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of the Company and all subsidiaries. All intercompany accounts and transactions have been eliminated, and a non-controlling interest has been established to reflect the less than majority ownership of Nolte in the periods prior to the effective date of the Reorganization.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. These estimates and assumptions are based on management’s most recent assessment of underlying facts and circumstances using the most recent information available. Actual results could differ significantly from these estimates and assumptions, and the differences could be material.

Estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in the consolidated financial statements relate to the valuation of our intangible assets, revenue recognition on the percentage-of-completion method, allowances for uncollectible accounts and reserves for professional liability claims.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in high quality overnight money market funds, all of which have maturities of three months or less. The Company from time to time may be exposed to credit risk with its bank deposits in excess of the FDIC insurance limits and with uninsured money market investments. Management believes cash and cash equivalent balances are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Concentration of Credit Risk

Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 74% and 70% of our revenues for the years ended December 31, 2012 and 2011, respectively, are from California-based projects and approximately19% and 14% of revenues for the years ended December 31, 2012 and 2011, respectively, are from one client. Furthermore, approximately 45% and 60% of our accounts receivable as of December 31, 2012 and 2011, respectively, is from government and government-related contracts. As management continually evaluates the creditworthiness of these and future clients, the risk of credit default is considered limited.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share data)

Fair Value of Financial Instruments

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of valuation hierarchy are defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company considers cash, cash equivalents, accounts receivable, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. The carrying amount of cash, cash equivalents, accounts payable, income taxes payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

Property and Equipment

Property and equipment is stated at cost. Property and equipment acquired in a business combination is stated at fair value at the acquisition date. The Company capitalizes the cost of improvements to property and equipment that increase the value or extend the useful lives of the assets. Normal repair and maintenance costs are expensed as incurred. Depreciation and amortization is computed on a straight-line basis over the following estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the remaining terms of the related lease agreement.

Asset	Depreciation Period
Office furniture and equipment	5 Years
Computer equipment	3 Years
Survey and field equipment	5 Years
Leasehold improvements	Lesser of the estimated useful lives or remaining term of the lease

Property and equipment balances are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized an impairment charge relating to property and equipment during the years ended December 31, 2011 and 2012.

Goodwill and Intangible Assets

Goodwill is the excess cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. To determine the amount of goodwill resulting from a business combination, the Company performs an assessment to determine the fair value of the acquired company’s tangible and identifiable intangible assets and liabilities. Our goodwill is allocated to the appropriate reporting unit, which is one level below our operating segments.

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is not met, then performing the two-

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share data)

step quantitative impairment test is unnecessary. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques. We are required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared to the carrying value of its reporting unit goodwill to determine the appropriate impairment charge, if any. We have elected to perform our annual goodwill impairment review on August 1 of each year. On August 1, 2012, we conducted our annual impairment test on the goodwill associated with the acquisition of Nolte using the quantitative method of evaluating goodwill. Based on this quantitative analysis we determined the fair value of this reporting unit exceeded the carrying value of this reporting unit therefore the goodwill was not impaired and the Company has not recognized an impairment charge relating to goodwill during the year ended December 31, 2012. In the third quarter of 2011, we conducted the annual impairment test using the qualitative method by assessing various factors and determined that there was no existence of events or circumstances that indicate it is more likely than not that the fair value of the reporting unit was less than its carrying value. Therefore, performing the two-step quantitative impairment test was not necessary for the year ended December 31, 2011 thus the Company did not recognize an impairment charge relating to goodwill during the year ended December 31, 2011.

Identifiable intangible assets primarily include customer backlog, customer relationships, tradenames and non-compete agreements. Amortizable intangible assets are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized an impairment charge relating to amortizable intangible assets during the years ended December 31, 2012 or 2011.

See Note 7 for further information on goodwill and identified intangibles.

Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the years ended December 31, 2012 and 2011. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The weighted average number of shares outstanding in calculating basic earnings per share for the years ended December 31, 2012 and 2011 exclude 414,195 and 377,104 non-vested restricted shares, respectively, issued during 2012 and 2010, however includes 69,330 shares issued on December 28, 2012 related to the Kaco acquisition on July 27, 2012 (see Note 4).

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the years ended December 31, 2012 and 2011:

	Years Ended
	December 31, 2011	December 31, 2012
Numerator:
Income from continuing operations attributable to Holdings – basic and diluted	$1,386	$1,293
Income from discontinued operations attributable to Holdings – basic and diluted	33	—

Net income attributable to Holdings – basic and diluted	$1,419	$1,293

Denominator:
Basic weighted average shares outstanding	1,951,561	2,244,737
Effect of dilutive restricted shares	195,615	211,281
Effect of dilutive issuable shares related to Kaco acquisition	—	29,013

Diluted weighted average shares outstanding	2,147,176	2,485,031

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share data)

In conjunction with the acquisition of Nolte, we have a note payable to a former stockholder of Nolte whereby up to 25% is convertible to common shares of the Company; at market value upon effective public registration (see Note 10). This convertible debt is excluded from the diluted weighted average shares outstanding since this contingency was not met as of December 31, 2012 and 2011. On March 12, 2013, the note holder of the Nolte note provided his irrevocable confirmation that he will not elect to convert any portion of this note into common stock of the Company now or in the future.

Revenue Recognition

We enter into contracts with our clients that contain two principal types of pricing provisions: cost-reimbursable and fixed-price. The majority of our contracts are cost-reimbursable contracts that fall under the subcategory of time and materials contracts.

Cost-reimbursable contracts. Cost-reimbursable contracts consist of two similar contract types: time and materials contracts and cost-plus contracts.

•

Time and materials contracts are common for smaller scale professional and technical consulting and certification services projects. Under these types of contracts, there is no predetermined fee. Instead, we negotiate hourly billing rates and charge our clients based upon actual hours expended on a project. In addition, any direct project expenditures are passed through to the client and are typically reimbursed. These contracts may have a fixed-price element in the form of an initial not-to-exceed or guaranteed maximum price provision.

•

Cost-plus contracts are the predominant contracting method used by U.S. federal, state, and local governments. These contracts provide for reimbursement of the actual costs and overhead (at predetermine rates) we incur, plus a predetermined fee. Under some cost-plus contracts, our fee may be based on quality, schedule, and other performance factors.

Fixed-price contracts. Fixed-price contracts also consist of two contract types: lump-sum contracts and fixed-unit price contracts.

•

Lump-sum contracts typically require the performance of all of the work under the contract for a specified lump-sum fee, subject to price adjustments if the scope of the project changes or unforeseen conditions arise. Many of our lump-sum contracts are negotiated and arise in the design of projects with a specified scope and project deliverables.

•

Fixed-unit price contracts typically require the performance of an estimated number of units of work at an agreed price per unit, with the total payment under the contract determined by the actual number of units performed.

Revenues from engineering services are recognized when services are performed and the revenues are earned in accordance with the accrual basis of accounting.

Revenues from long-term contracts are recognized on the percentage-of-completion method, generally measured by the direct costs incurred to date as compared to the estimated total direct costs for each contract. The Company includes other direct costs (for example, third party field labor, subcontractors, or the procurement of materials or equipment) in contract revenues and cost of revenue when the costs of these items are incurred, and the Company is responsible for the ultimate acceptability of such costs. Recognition of revenue under this method is dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, achievement of milestones, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share data)

If estimated total costs on contracts indicate a loss or reduction to percentage of revenue recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The cumulative effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses and others are recorded in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment.

Change orders and claims typically result from changes in scope, specifications or design, performance, materials, sites, or period of completion. Costs related to change orders and claims are recognized when incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in an addition to the contract value and can be reliably estimated.

Federal Acquisition Regulations (“FAR”), which are applicable to the Company’s federal government contracts and may be incorporated in local and state agency contracts, limit the recovery of certain specified indirect costs on contracts. Cost-plus contracts covered by FAR or with certain state and local agencies also may require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs.

Unbilled work results when the appropriate contract revenue amount has been recognized in accordance with the percentage-of-completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of contract revenues recognized on these contracts.

Advertising

Advertising costs are charged to expense in the period incurred and amounted to $60 and $185 for the years ended December 31, 2011 and 2012, respectively.

Allowance for Doubtful Accounts

The Company reports its receivables net of an allowance for doubtful accounts. The allowance is estimated based on management’s evaluation of the contracts involved and the financial condition of clients. Factors the Company considers include, but are not limited to: client type – federal government or commercial client, historical performance, historical collection trends and general economic conditions. The allowance is increased by the Company’s provision for doubtful accounts which is charged against income. All recoveries on receivables previously charged off are credited to the accounts receivable recovery account which are included in income, while direct charge-offs of receivables are deducted from the allowance.

Professional Liability Expense

The Company maintains insurance for business risks including professional liability. For professional liability risks, the Company’s retention amount under its claims-made insurance policies includes an accrual for claims incurred but not reported for any potential liability, including any legal expenses, to be incurred for such claims if they occur. The Company’s accruals are based upon historical expense and management’s judgment. The Company maintains insurance coverage for various aspects of its business and operations; however the Company has elected to retain a portion of losses that may occur through the use of deductibles, limits and retentions under our insurance programs. Our insurance coverage may subject the Company to some future liability for which it is only partially insured or are completely uninsured. Management believes its estimated accrual for errors, omission and professional liability claims is sufficient and any additional liability over amounts accrued is not expected to have a material effect on the Company’s consolidated results of operations or financial position.

Leases

The Company’s office leases are classified as operating leases and rent expense is included in facilities and facilities related expense in the Company’s consolidated statements of comprehensive income. Some lease terms include rent and other concessions and rent escalation clauses which are included in computing minimum lease payments. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. The variance of rent expense recognized from the amounts contractually due pursuant to the underlying leases is reflected as a long or short-term liability or asset in the Company’s consolidated balance sheets.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share data)

Segment Information

The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (“Topic No. 280”). The Company has identified operating segments at the subsidiary entity level. However, each entity’s operating performance has been aggregated into one reportable segment. Each entity’s operations meet the aggregation criteria set forth in Topic No. 280. The Company’s operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas: economic characteristics, class of customer, nature of service and distribution methods.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740 “Income Taxes” (“Topic No. 740”). Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. A valuation allowance against the Company’s deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future earnings, taxable income, and the mix of earnings in the jurisdictions in which the Company operates. Management periodically assesses the need for a valuation allowance based on the Company’s current and anticipated results of operations. The need for and the amount of a valuation allowance can change in the near term if operating results and projections change significantly.

The Company recognizes the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open. Generally, the Company remains subject to income tax examinations by its major taxing authorities from inception in 2009. Nolte generally is no longer subject to income tax examinations by its major taxing authorities for years ending before September 28, 2006. The Company’s policy is to classify interest accrued as interest expense and penalties as operating expenses. As of December 31, 2012 and 2011, the Company does not have any material uncertain tax positions.

Note 3 –Recent Accounting Pronouncements

In June 2011, the FASB issued an amendment to authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of this amendment require retrospective application, and are effective for annual and interim periods beginning after December 15, 2011. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued amended guidance on testing goodwill for impairment. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. The provisions of the new guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not been issued or, for nonpublic entities, have not yet been made available for issuance. The Company early adopted this new qualitative approach effective with its unaudited consolidated financial statements for the nine months ended September 30, 2011.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share data)

In December 2011, the FASB issued amended guidance requiring companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years beginning in or after January 1, 2013, and interim periods within those annual fiscal years. The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2012-03”), which will be effective for reporting periods beginning after December 31, 2012. The specific requirements of ASU 2013-02 are not expected to have any impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

Note 4 – Business Acquisitions

The Kaco Transaction

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaco, a 30-person firm headquartered in Miami, Florida. Kaco began operations in 1984 and over the years has become recognized for its technical expertise on development and engineering teams for some of the most challenging projects in South Florida, the Caribbean, and Central America. The purchase price was $3,500 in cash, notes and stock. The purchase price consisted of $1,000 in cash ; $2,000 promissory note (bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter) which is payable as follows: $500 due by December 28, 2012 and three equal payments of $500 each due on the first, second and third anniversaries of the effective date of July 27, 2012; and $500 of common stock valued at not less than $7.21 per share issuable no later than December 28, 2012. On December 28, 2012, we paid $525 (principal and accrued interest) and issued 69,330 shares of the Company’s common stock. Acquisition costs of $30 were expensed in the accompanying consolidated statement of income for the year ended December 31, 2012.

The Company recognized the assets acquired and the liabilities assumed at their fair values and has recorded an allocation of the purchase price to the Kaco tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of July 27, 2012. Goodwill has been recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and is attributable to the reputation of the businesses acquired, the workforce in place and the synergies to be achieved from this acquisition. The allocation of the purchase price to identifiable intangible assets (customer relationships, customer backlog, trade name and non-compete) is based on valuations performed to determine the fair value of such assets as of the acquisition date.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share data)

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

Accounts receivable	$771
Property and equipment	75
Intangible assets:
Customer relationships	1,014
Trade name	82
Customer backlog	41
Non-compete	92

Total Assets	2,075
Liabilities	(96)

Net assets acquired	$1,979
Consideration paid (Cash, Notes and stock)	3,500

Excess consideration paid over the amounts assigned to the net assets acquired (Goodwill)	$1,521

For income tax purposes, goodwill from this acquisition is deductible over a fifteen-year period.

The consolidated financial statements of the Company include the results of operations from the business and assets acquired from Kaco from July 28, 2012 to December 31, 2012 and include gross revenues and net income of approximately $1,931 and $356, respectively. The Company determined the Kaco acquisition did not constitute a significant business combination and, therefore, the historical financial statements of Kaco and related pro forma financial statements were not required to be disclosed.

Note 5 – Accounts Receivable, net

Accounts receivable consisted of the following:

	December 31, 2011	December 31, 2012
Billed	$11,577	$11,907
Unbilled	4,973	4,270
Contract retentions	191	506

	16,741	16,683
Less: allowance for doubtful accounts	(1,284)	(1,631)

Accounts receivable, net	$15,457	$15,052

Billed accounts receivable represent amounts billed to clients that remain uncollected as of the balance sheet date. Unbilled accounts receivable represent recognized amounts pending billing pursuant to contract terms or accounts billed after period end, and are expected to be billed and collected within the next 12 months.

Note 6 – Property and Equipment

Property and equipment consisted of the following:

	December 31, 2011	December 31, 2012
Office furniture and equipment	$340	$255
Computer equipment	689	861
Survey and field equipment	605	898
Leasehold improvements	960	1,032

	2,594	3,046
Accumulated depreciation	(1,338)	(1,773)

Property and equipment – net	$1,256	$1,273

Depreciation expense for the years ended December 31, 2011 and 2012 was $1,076 and $611, respectively.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share data)

Note 7 – Goodwill and Intangible Assets

Goodwill

The table set forth below is a reconciliation of goodwill as reflected in the Company’s consolidated balance sheets as of December 31, 2011 and 2012:

Goodwill as of December 31, 2011	$4,336
Kaco acquisition	1,521

Goodwill as of December 31, 2012	$5,857

Intangible assets

Intangible assets at December 31, 2012 and 2011 consist primarily of a trade name, customer backlogs, customer relationships and non-compete as follows:

	December 31, 2011			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$2,537	$(687)	$1,850	$3,551	$(1,093)	$2,458
Trade name	670	(316)	354	752	(581)	171
Customer backlog	575	(393)	182	616	(572)	44
Non-compete	—	—	—	92	(7)	85

Total	$3,782	$(1,396)	$2,386	$5,011	$(2,253)	$2,758

Trade name is amortized on a straight-line basis over its estimated life of three years. Customer backlog and customer relationships are amortized based on the future expected revenues, with weighted average amortization periods ranging from 3.5 to 8 years. Non-compete is amortized over its contractual life of 5 years.

Amortization expense for the years ended December 31, 2011 and 2012 was $873 and $857, respectively.

As of December 31, 2012, the future estimated aggregate amortization related to intangible assets is as follows:

Period ending December 31,
2013	$738
2014	550
2015	455
2016	366
2017	267
Thereafter	382

Total	$2,758

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share data)

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2011	December 31, 2012
Acquisition and restructuring expense (see Note 11)	$15	$—
Deferred rent	512	614
Payroll and related taxes	535	632
Professional fees	406	235
Benefits	792	294
Compensated absences	1,066	1,054
Other	306	253

Total	$3,632	$3,082

Note 9 – Notes Payable

Notes payable consists of the following:

	December 31, 2011	December 31, 2012
Two lines of credit facilities totaling $4,000 (the “Line Facilities”), due October 30, 2013, interest payable monthly at prime rate plus 1% with a minimum of 4.50% until maturity, collateralized by substantially all Company assets, guaranteed by certain stockholders and a wholly owned subsidiary, and contain cross default provisions with each other and with the note payable described below (1)	$—	$1,983
Note payable to bank (the “Term Loan”), interest at prime rate (minimum 5.0%), due February 1, 2015), payable in monthly installments of $46 and a lump sum of the remaining principal balance outstanding at maturity, collateralized by substantially all Company assets, guaranteed by certain stockholders	2,248	1,696
Note payable to former stockholder of Nolte, interest at prime rate plus 1% (maximum 7.0%), due July 29, 2017, payable in quarterly principal installments of $119. Unsecured and subordinated to note payable to bank, other than monthly principal and interest payments up to 25% of the then outstanding principal balance is convertible to common shares of the Company, at market value upon effective public registration (2)	2,661	2,184
$2,000 uncollateralized promissory note issued to the former owner of Kaco (bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter) which is payable in three equal payments of $500 each due on the first, second and third anniversaries of the effective date of July 27, 2012	—	1,500
Loans payable to bank, bearing interest at 7.07% and 4.82%, due October 15, 2012 and December 20, 2013	26	26

Total debt	4,935	7,389
Less: current maturities	(1,055)	(3,538)

Long-term debt, net of current maturities	$3,880	$3,851

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share data)

(1)	On September 19, 2012, the existing Line Facilities were modified and extended with our current lender. The combined borrowing capacity of the Line Facilities was increased to $4,000 with a new maturity date of October 30, 2013. The interest rate on the Line Facilities is prime rate plus 1% with a minimum of 4.50% until maturity, collateralized by substantially all Company assets, guaranteed by certain stockholders and wholly-owned subsidiaries, and contain cross default provisions with the note payable to the same bank with a maturity date of February 1, 2015. The Line Facilities contain cross default provisions with each other as well as cross default provisions with the Term Loan described above. In addition, the Line Facilities contain an annual maximum debt to tangible net worth covenant ratio of 2.30:1 and financial reporting covenant provisions. As of December 31, 2012, our debt to tangible net worth ratio was 2.33:1 which exceeded the maximum requirement; however our lender has waived this covenant through the maturity date of this loan which is October 30, 2013. As of December 31, 2012, we were in compliance with all other covenant provisions of the Lines Facilities.
(2)	On March 12, 2013, the note holder of the Nolte note provided his irrevocable confirmation that he will not elect to convert any portion of this note into common stock of the Company now or in the future.

Future maturities of long-term debt as of December 31, 2012 are as follows:

Period ending December 31,
2013	$3,538
2014	1,529
2015	1,569
2016	477
2017	276
Thereafter	—

Total	$7,389

Note 10 – Stock Repurchase Obligation

The Stock Repurchase Obligation at December 31, 2012 and 2011 represents notes payable for the repurchase of common stock of certain former stockholders of Nolte. These notes are unsecured and subordinated to bank debt and the maintenance of related debt covenants, and bear interest from 3.25% to 4.25%. The rates adjust annually based on the prime rate. The notes require quarterly interest and principal payments of approximately $180 through March 2016. The outstanding balance of the stock repurchase obligation was $2,393 and $2,136 as of December 31, 2012 and 2011, respectively.

During year ended December 31, 2012, the Company repurchased 204,617 common shares for an aggregate purchase price of $1,163. The Company issued a note payable for the repurchase of a transaction which is payable in eight installments of $133 each. The first payment was made on August 17, 2012 and subsequent payments of $133 plus interest are payable on each of the next seven anniversary dates. The interest rate on this obligation is 3.25%. The outstanding balance on this obligation is $929 as of December 31, 2012.

Future maturities of these notes as of December 31, 2012 are as follows:

Period ending December 31,
2013	$772
2014	687
2015	372
2016	164
2017	398

Total	$2,393

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share data)

Note 11 – Acquisition and Restructuring Expense

In connection with the BV and Nolte transactions, the Company initiated and executed a restructuring plan which included workforce reduction actions and facility closures, and also assumed a restructuring expense liability of $381 related to restructuring activities initiated by Nolte prior to the acquisition date. The Company recognized acquisition and restructuring charges of $0 and $95 for the years ended December 31, 2012 and 2011, respectively, which are reflected separately in the consolidated statements of comprehensive income.

The following table presents a roll forward of the restructuring accrual balance:

December 31, 2012
Beginning balance – December 31, 2011	$15
Paid during period	(15)

Ending balance	$—

Note 12 – Leases

The Company leases various office facilities from unrelated parties. These leases expire through 2017 and, in certain cases, provide for escalating rental payments and reimbursement for operating costs. The Company also leases office space from a stockholder on a month-to-month basis and the former owner of Kaco which became a stockholder on December 28, 2012 in conjunction with the Kaco acquisition. For the years ended December 31, 2012 and 2011, the Company recognized lease expense of $2,887 and $2,923, respectively, which is included the line item “Facilities and facilities related” in the consolidated statements of comprehensive income. Included in these amounts are $150 and $58 for the years ended December 31, 2012 and 2011, respectively, for office leases with stockholders of the Company.

Future minimum payments under the non-cancelable operating leases as of December 31, 2012 are as follows:

Period ending December 31,	Amount
2013	$2,408
2014	2,171
2015	1,816
2016	1,222
2017	722
Thereafter	—

Total minimum lease payments	$8,339

Note 13 – Commitments and Contingencies

Litigation, Claims and Assessments

From time to time the Company may become subject to threatened and/or asserted claims arising in the ordinary course of business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably possible to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Sustainable Nolte Program (SNP)

Nolte sponsored a stock purchase plan which provided an opportunity for certain qualifying employees to invest in Nolte through the purchase of shares of stock that vest over time. The gross values of the shares awarded were initially recorded as bonus payable.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share data)

Nolte offered the opportunity for the purchaser to obtain a bank loan guaranteed by Nolte. The bank loan and the bonus were both payable in equal amounts over five years. Shares purchased via the SNP were subject to various vesting percentages, generally on a proportional basis over five years, and Nolte held the shares until such time as they were fully vested. In connection with the acquisition of Nolte, the Company terminated the SNP and assumed the bank loan guarantee issued by Nolte. As of December 31, 2012 and 2011, this guarantee aggregated approximately $9 and $149, respectively, which is included in Accrued liabilities on the consolidated balance sheets.

Note 14 – Officers’ Life Insurance

Investments in life insurance policies were made with the intention of utilizing them as a long-term funding source for post-retirement benefits. However, they do not represent a committed funding source for these obligations and are subject to claims from creditors. This plan was terminated in conjunction with the Nolte Transaction, and the Company has no further financial obligations under these policies as of December 31, 2012.

The net cash surrender value of these policies at December 31, 2011 and 2012 was $650 and $656, respectively.

Note 15 – Stock-Based Compensation

During September and October 2011, we adopted, and our stockholders approved, respectively, our 2011 Equity Incentive Plan (as amended, the “2011 Equity Plan”), which was subsequently amended and restated in March 2013, which provide our directors, executive officers, and other employees with additional incentives by allowing them to acquire an ownership interest in our business and, as a result, encouraging them to contribute to our success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. A total of 554,658 shares of common stock is authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors.

During April 2012, we granted from the 2011 Equity Plan 39,657 restricted shares to management and employees of which 2,565 shares forfeited during this period with an aggregate deferred compensation amount of approximately $268. The fair value of these shares is based on the estimated fair value of the Company’s equity as of the grant date, which was estimated at $7.21 per share. These awards provide for service based vesting after three years.

In 2010, prior to the inception of the 2011 Equity Plan, the Company issued 377,104 restricted shares to management and employees of the Company with an aggregate deferred compensation amount of approximately $765. This grant was not part of the 2011 Equity Plan. Each award is service based, and vests after five years or upon certain other events, subject to each award agreement. The fair value of these shares was calculated based on the estimated fair value of the Company’s equity as of the grant date, which was approximately $2.03 per share.

Share-based compensation expense relating to restricted stock awards during the years ended December 31, 2012 and 2011 was $217 and $153, respectively. As of December 31, 2012, no shares have vested since the Plan inception, and approximately $599 of deferred compensation is unrecognized at December 31, 2012 which expected to be recognized over the next 3.0 years.

Note 17 – Profit Sharing Plan and Pension Plans

The Company sponsors a 401(k) Profit Sharing and Savings Plan (the “401(k) Plan”). Employees meeting certain age and length of service requirements may contribute up to the defined statutory limit into the 401(k) Plan. The 401(k) Plan allows for the Company to make matching contributions into the 401(k) Plan and profit sharing contributions in such amounts as may be determined by the Board of Directors. The Company assesses its matching contributions on a quarterly basis based primarily on Company performance in previous periods.

The Company contributed $107 and $16, respectively, to the 401(k) Plans for the years ended December 31, 2012 and 2011, respectively.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share data)

Note 18 – Income Taxes

Income tax expense (benefit) for the years ended December 31, 2012 and 2011 consisted of the following:

	Year ended December 31, 2011	Year ended December 31, 2012
Current:
Federal	$2,207	$1,812
State	250	337

Total current income tax expense	2,457	2,149

Deferred:
Federal	(1,934)	(1,294)
State	(87)	(180)

Total deferred income tax (benefit)	(2,021)	(1,474)

Total income tax expense (benefit)	$436	$675

In conjunction with NV5’s 57% acquisition of Nolte on August 3, 2010, Nolte no longer qualified as a Qualified Personal Service Corporation where its income taxes were reported on the cash basis of accounting. Effective for Nolte’s year ended September 30, 2010, Nolte was required to change to the accrual basis of accounting for income taxes.

As a result of this change to the accrual basis for income taxes purposes, there was an unfavorable Internal Revenue Code Section 481(a) adjustment of approximately $16,400 which requires this additional taxable income to be recognized (for income tax purposes) ratably over four tax periods at approximately $6,300 of additional federal and state income taxes over this period.

On or about September 15, 2011, NV5 received the requisite written consent of the Nolte minority stockholders for the Reorganization. As a result, NV5 and Nolte are treated as joining NV5 Holdings, Inc.’s (parent) US consolidated tax group on this date, with a consolidated accounting year end of December 31.

As a result of the Reorganization, which required Nolte to consolidate its tax return under the consolidated tax group of NV5 Holdings, Inc., a short period (October 2011 through December 2011) occurred requiring the Company to accelerate a portion of the Internal Revenue Code Section 481(a) unfavorable adjustment into fiscal 2012 and 2011. The Reorganization changed the four tax periods in which this additional taxable income will be included in our federal and state income tax returns. The new tax periods are for the years ending September 30, 2010 and 2011, for the period October 1, 2011 through December 31, 2011 and for the year ending December 31, 2012. During 2011, Nolte and the Company were required to include approximately $8,200 (two tax periods) of taxable income in their federal and state income tax returns due to this change in cash to accrual. The year ended December 31, 2012 was the final year which required additional taxable income of $4,100 added to our federal and state tax returns.

Temporary differences comprising the net deferred income tax asset (liability) shown in the Company’s consolidated balance sheets were as follows:

	December 31, 2011	December 31, 2012
Deferred tax asset:
Net operating loss carryover	$10	$—
R&D tax credit carryover	154	—
Foreign and other tax credits	28	—
Allowance for doubtful accounts	533	467
Accrued compensation	396	245
Deferred rent	212	255
Depreciation and amortization	85	113
State income taxes	73	16

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share data)

Other	240	208

Total deferred tax asset	1,731	1,304

Deferred tax liability:
Acquired intangibles	(270)	(9)
Cash to accrual adjustment	(1,704)	—
Other	(69)	(133)

Total deferred tax liability	(2,043)	(142)

Net deferred tax asset (liability)	$(312)	$1,162

Non-controlling interest in income (loss) is recorded net of income taxes of $0 and $216 on the consolidated statement of comprehensive income for the years ended December 31, 2012 and 2011, respectively.

Total income tax expense (benefit) was different than the amount computed by applying the Federal statutory rate as follows:

	Year ended December 31, 2011	Year ended December 31, 2012
Tax at federal statutory rate	$800	$669
Tax credits	(60)	—
State taxes, net of Federal benefit	108	104
Domestic production activities deduction	(226)	(139)
Other permanent differences, net	(186)	41

Total income tax expense (benefit)	$436	$675

As of December 31, 2012, the Company had net current and net non-current deferred income tax assets of $543 and $619, respectively. As of December 31, 2011, the Company had net non-current deferred income tax assets of $378 and net current deferred income tax liabilities of $690. Deferred income tax assets consist primarily of accounting reserves and certain research and development tax credits not currently utilized for tax purposes. Deferred tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes.

Our consolidated effective income tax rate was 34.3% for the year ended December 31, 2012. The reduction in the effective tax rate compared to the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction. In January 2013, the federal government extended research and development tax credits for years 2012 and 2013. Accordingly, we will recognize the benefits for 2012 research and development credits in 2013. Our consolidated effective income tax rate was 18.5% for the year ended December 31, 2011. The reduction in the effective tax rate compared to the combined statutory federal and state tax rate of 39.0% is due to the domestic production activities deduction and other tax credits that were available during 2011.

In 2011, the California Franchise Tax Board initiated an examination of Nolte’s state tax filings and raised various questions about approximately $700 of research and development tax credits generated and included on Nolte’s tax returns for the years 2005-2010. Nolte responded to these inquiries, but in the fourth quarter of 2012, the California Franchise Tax Board denied these credits in full.

Nolte is vigorously defending its position and believe its position meet the recognition criteria under ASC 740-10. Nolte believes it has appropriate documentation to support the credits in full. Accordingly, Nolte has not recorded a liability for uncertain tax benefits related to these state or federal research and development credits. Nolte has appealed the ruling and engaged a specialist firm to assist with the appeal.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares and per share data)

Note 19 – Discontinued Operations

Effective June 30, 2011, the Company disposed of its interests in Nolte de Mexico. As a result of this transaction, the Nolte de Mexico operations has been segregated from continuing operations and presented as discontinued operations in the consolidated statements of comprehensive and cash flows for the year ended December 31, 2011.

A summary of the results of operations of Nolte de Mexico for the 2011 period prior to the disposition is as follows:

Gross contract revenues	$1,022

Pre-tax income	$33

Note 20 – Subsequent Events

Stock Split

On March 7, 2013, the Company’s Board of Directors approved a 1.3866-for-1 forward stock split of its outstanding common shares, to be effected immediately prior to the consummation of the initial public offering. The stock split resulted in the issuance of approximately 724,916 additional shares of common stock. All information presented in the accompanying consolidated financial statements has been retroactively adjusted to reflect this stock split.

On March 26, 2013, the Company priced its initial public offering of 1,400,000 units, each unit comprised of one share of the Company’s common stock and one five-year warrant to purchase one share of the Company’s common stock, at a public offering price of $6.00 per unit. The units began trading on The NASDAQ Capital Market on March 27, 2013 and are trading solely as units until September 27, 2013, following which date the warrants will become exercisable at an exercise price of $7.80 per share. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units solely to cover over-allotments. The closing of the offering is expected to occur on April 2, 2013, subject to customary closing conditions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, were effective such that the information relating to the Company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As previously disclosed in our Registration Statement on Form S-1 (Registration No. 333-186229), we identified material weaknesses in connection with our process surrounding the reconciliation and review of certain general ledger account balances related to our recent acquisition of Nolte, which resulted in material adjustments to the fiscal year 2011 financial statements that were detected by the audit procedures of our independent registered public accounting firm. The nature of the material adjustments was to record additional depreciation expense relating to tenant improvements for several offices leases and record additional incurred but not reported legal reserve.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We believe the material weakness noted was specific in nature. During the latter part of fiscal 2011 and into fiscal 2012, we implemented several significant changes and improvements in our internal control over financial reporting to address and remediate the control deficiencies that led to the material weaknesses in internal controls. Specifically, these changes included:

•	hiring a new Chief Financial Officer with experience managing and working in the corporate accounting department of a publicly traded company;

•	hiring additional accounting personnel;

•	formalizing the monthly closing process at Nolte, including the implementation of a formal closing schedule, standard month-end closing entries, and reviews; and

•	formalizing the monthly account reconciliation process and training for balance sheet accounts.

Based on the evaluation completed in the fourth quarter of 2012, our management has concluded that these control improvements are properly designed and operating effectively as of December 31, 2012, and that the material weaknesses existing as of December 31, 2011 have been remediated.

Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, except as noted above, there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors.

Name	Age	Position
Dickerson Wright	66	Chairman of the Board of Directors, Chief Executive Officer and President
Richard Tong	44	Executive Vice President and General Counsel
Alexander A. Hockman	55	Executive Vice President
Donald C. Alford	69	Executive Vice President of NV5 and Director
Michael P. Rama	46	Vice President and Chief Financial Officer
MaryJo O’Brien	50	Executive Vice President and Chief Administrative Officer
Gerald J. Salontai	58	Director
Jeffrey A. Liss	65	Director
William D. Pruitt	72	Director

Dickerson Wright. Mr. Wright has served as our Chairman of the Board, Chief Executive Officer, and President since our inception in December 2009 and has over 35 years of uninterrupted experience in managing and developing engineering companies. From February 2008 through November 2009, Mr. Wright served as the Chief Executive Officer of Nova Group Services, Inc., a private equity sponsored engineering and consulting services company. From September 2002 until January 2008, Mr. Wright served as the Chief Executive Officer of Bureau Veritas, U.S., an international engineering and consulting company, where he was responsible for developing the company’s U.S. operations through strategic acquisitions and follow-on growth. Before Mr. Wright joined Bureau Veritas, the company had minimal presence in the U.S. By the time Mr. Wright left in January 2008, Bureau Veritas’ U.S. operations employed 2,700 people in 67 offices and generated $280.0 million a year in revenue. Mr. Wright founded U.S. Laboratories, an engineering and consulting firm, in October 1993 and served as its Chief Executive Officer through its initial public offering in 1999 and ultimate sale to Bureau Veritas in 2002. Prior to founding U.S. Laboratories, Mr. Wright held several senior management positions at national firms, including Professional Services Industries, American Engineering Laboratories, and U.S. Testing and was the founder of Western States Testing. Mr. Wright earned a Bachelor of Science degree in Engineering from Pacific Western University and is a board certified engineer in California and Wisconsin. Our board of directors believes that Mr. Wright’s experience founding, managing, and building engineering and consulting firms into national engineering platforms, including a publicly traded engineering and consulting firm, provides us with highly valuable industry specific business, leadership, and management experience.

Richard Tong. Mr. Tong has served as our Executive Vice President and General Counsel since September 2011 and as the Executive Vice President and General Counsel of NV5 since April 2010. Mr. Tong has more than 15 years of experience working in the testing and inspection industry. In his capacity as Executive Vice President and General Counsel, Mr. Tong devotes a considerable amount of time to acquisitions, strategic planning, corporate compliance, and legal matters. From November 2008 through November 2009, Mr. Tong served as the Executive Vice President and General Counsel of Nova Group Services, Inc., an engineering and consulting services company. Mr. Tong also served as the Executive Vice President and General Counsel for Bureau Veritas from January 2003 until November 2008 and headed Bureau Veritas’ Legal, Ethics, Compliance, and Risk Management programs in North America. Mr. Tong earned a Bachelor of Science degree in both Biology and Chemistry and a Juris Doctorate degree from the University of Miami and is a licensed attorney in Florida.

Alexander A. Hockman. Mr. Hockman has served as our Executive Vice President since September 2011 and as the President of NV5 – Southeast since February 2010 and has more than 27 years of diverse experience in the fields of construction inspections, materials testing, geotechnical, environmental, waterfront, construction, and building envelope consulting. From March 2003 until March 2010, Mr. Hockman served as the Chief Operating Officer for the Construction Materials Testing Division of Bureau Veritas. From 1985 until its acquisition by Bureau Veritas in 2003, Mr. Hockman served as the President of Intercounty Laboratories. Mr. Hockman earned a Bachelor of Science degree in Civil Engineering from Florida International University and is a licensed engineer in Florida.

Donald C. Alford. Mr. Alford became a member of our board of directors on March 26, 2013. Mr. Alford has served as the Executive Vice President of Strategic Growth of NV5 since February 2010 and is responsible for M&A and other growth initiatives. From February 2007 until February 2010, Mr. Alford held a similar position with Nova Group Services, Inc. From November 2002 to November 2006, Mr. Alford acted as the exclusive M&A agent in the U.S. for Bureau Veritas, and, from 1998 to 2002, Mr. Alford served as the Executive Vice President and Secretary and was in charge of strategic growth for U.S. Laboratories. Mr. Alford earned a Bachelor of Arts degree in History from Princeton University and a Master of Business Administration degree from the University of Virginia. Mr. Alford also served as an officer in the U.S. Marine Corps from 1965 until 1968. Our board of directors believes that Mr. Alford has invaluable knowledge and experience in leading engineering and consulting companies through early stage development, commercialization, private funding, initial public offering, and sustained profitability and growth, as well as extensive industry M&A experience, which will aid us in the successful implementation and maintenance of our strategic growth plan.

Michael P. Rama. Mr. Rama has served as our Vice President and Chief Financial Officer since September 2011 and as the Vice President and Chief Financial Officer of NV5 since August 2011. Mr. Rama has more than 18 years of experience in construction, development, and real estate management. Mr. Rama is responsible for all accounting, finance, and treasury functions and our Securities and Exchange Commission reporting. From October 1997 until August 2011, Mr. Rama held various accounting and finance roles with Avatar Holdings Inc. (NASDAQ: AVHI), including Principal Financial Officer, Chief Accounting Officer, and Controller. Mr. Rama’s experience includes Securities and Exchange Commission reporting, establishment and maintenance of effective internal controls, capital market transactions, and acquisitions. Mr. Rama earned a Bachelor of Science degree in accounting from the University of Florida and is a Certified Public Accountant.

MaryJo O’Brien. Ms. O’Brien has served as our Executive Vice President, Chief Administrative Officer and Secretary since September 2011 and as the Executive Vice President of Human Resources and Administration of NV5 since January 2010. Ms. O’Brien has more than 24 years of experience in human resources, administration and the engineering and consulting engineering industry. From March 2008 through November 2009, Ms. O’Brien served as the Director of Human Resources for Nova Group Services, Inc. Prior to March 2008, Ms. O’Brien held various management positions with Bureau Veritas NA from September 2002 to January 2008. From November 1987 to August 2002, Ms. O’Brien served in similar human resources and administrative capacities for Testing Engineers - San Diego and U.S. Laboratories. Ms. O’Brien earned a Bachelor’s degree in Communications and Business Economics from the University of California at San Diego.

Gerald J. Salontai. Mr. Salontai became a member of our board of directors on March 26, 2013. Mr. Salontai has over 35 years of progressive technical, management, and leadership experience in the engineering and construction industry. Mr. Salontai is currently the Chief Executive Officer of Salontai Consulting Group, a management advisory company focused on assisting companies achieve success in the areas of strategy, business management, and leadership. From January 1998 until March 2009, Mr. Salontai served as Chairman of the Board and Chief Executive Officer of The Kleinfelder Group, Inc., a management, planning, engineering, science, and construction services consulting company headquartered in San Diego, California. Prior to his time at Kleinfelder, Mr. Salontai held a number of management positions in several firms, including serving as the President and Chief Operating Officer, and his responsibilities included strategy implementation, sales execution, delivery of services, quality, customer satisfaction, and overall profit and loss. Mr. Salontai earned both a Bachelor of Science and Master’s degree in Civil Engineering from Long Beach State University and graduated from the Executive Management Program at the University of California, Berkeley. Our board of directors believes that Mr. Salontai’s past experience, including his substantial experience in governance and risk management across a wide range of industries, provides our board of directors with a keen understanding and a valuable perspective regarding how to achieve lasting success in the areas of engineering and construction related services.

Jeffrey A. Liss. Mr. Liss became a member of our board of directors on March 26, 2013. Mr. Liss has over 25 years of progressive experience providing technical, trade, and consulting services to multi-national inspection and testing companies and the government and has a successful record of generating growth and increasing profitability in highly volatile business environments. Since 2001, Mr. Liss has served as a consultant providing investment and business consulting services relating to strategic planning, business valuation, and turnaround environments. From 1988 to 2000, he served as President and Chief Executive Officer of Intertek Testing Services International, an international company that maintained 36 offices throughout the world. During his tenure, Mr. Liss was based both in the U.S. and overseas, and served as a member of the executive board of the parent company. Prior to joining Intertek Testing Services, Mr. Liss served as the Vice President of SGS Government Programs, responsible for administrative centers in the U.S. serving government principals in Latin America and the Caribbean. Mr. Liss also spent six years serving on the board of directors of Brookwood Florida-East, a charitable organization providing residential services to troubled adolescents. Mr. Liss earned a Bachelor of Science degree in Mechanical Engineering and a Master of Science degree in Management from Rensselaer Polytechnic Institute. Our board of directors believes that Mr. Liss has significant relevant industry experience working with inspection and testing companies in both the public and private sectors which, combined with his international management experience, brings an exceptional global perspective that will aid our board of directors in making sound decisions regarding our expansion into international markets.

William D. Pruitt. Mr. Pruitt became a member of our board of directors on March 26, 2013. Mr. Pruitt has served as General Manager of Pruitt Enterprises and President of Pruitt Ventures, Inc. since 2000. Mr. Pruitt has served as an independent board member and a member of the audit committee of MAKO Surgical Corp., a developer of robots for knee and hip surgery, since 2008. Mr. Pruitt has also served as an independent board member and chairman of the audit committee of Swisher Hygiene, Inc., a hygiene services company, since 2011. Mr. Pruitt served as an independent board member of The PBSJ Corporation, an international professional services firm, from 2005 to 2010. Mr. Pruitt served as chairman of the audit committee of KOS Pharmaceuticals, Inc., a fully integrated specialty pharmaceuticals company, from 2004 until its sale in 2006. He was also chairman of the audit committee for Adjoined Consulting, Inc., a full-service management consulting firm, from 2000 until it was merged into Kanbay International, a global consulting firm, in 2006. From 1980 to 1999, Mr. Pruitt served as the managing partner for the Florida, Caribbean, and Venezuela operations of the independent auditing firm of Arthur Andersen LLP. Mr. Pruitt earned a Bachelor of Business Administration degree from the University of Miami and is a Certified Public Accountant (inactive). Our board of directors believes that Mr. Pruitt’s extensive experience with public and financial accounting matters for corporate organizations, as well as experience as a consultant to and director of other public companies, provides significant insight and expertise to our board of directors.

There are no family relationships among any of our officers, directors, or director-nominees.

Audit Committee

Our Audit Committee of the board of directors currently consists of Messrs. Salontai, Liss, and Pruitt, with Mr. Pruitt initially serving as chairman. Each of Messrs. Salontai, Liss, and Pruitt is an independent director, as defined under and required by Rule 10A-3 of the Exchange Act and the rules of Nasdaq. Our Audit Committee is directly responsible for, among other things, the appointment, compensation, retention, and oversight of our independent registered public accounting firm. The oversight includes reviewing the plans and results of the audit engagement with the firm, approving any additional professional services provided by the firm and reviewing the independence of the firm.

Audit Committee Financial Expert

Our board of directors has determined that Mr. Pruitt qualifies as an “audit committee financial expert”, as defined by the rules under the Exchange Act.

Code of Business Conduct and Ethics

Effective upon consummation of our initial public offering, our board of directors adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors. The full text of our code of business conduct and ethics will be available on our website at www.nv5.com. Information on, or accessible through, our website is not part of this Form 10-K. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Compliance with Section 16(a)

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of common stock and other equity securities of us. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.

To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers, and greater than 10% stockholders have complied with the applicable Section 16(a) reporting requirements in a timely fashion.

Guidance for Selecting Director Nominees

Since the filing of our prospectus relating to our initial public offering on March 27, 2013, there have been no material changes to our guidelines for selecting director nominees.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth the total compensation earned for services rendered during fiscal year 2012 by our named executive officers who consist of our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers. Our named executive officers for 2012 are set forth in the table below.

2012 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
Dickerson Wright	2012	$400,000		$—	$49,987	$—	$—	$—	$449,987
Chairman, Chief Executive Officer and President
Richard Tong	2012	$230,000		$20,000	$19,993	$—	$—	$9,600	$279,593
Executive Vice President and Secretary
Alexander A. Hockman	2012	$290,385	(1)	$100,000	$19,993	$—	$—	$—	$410,378
Executive Vice President
Donald C. Alford	2012	$240,000		$—	$—	$—	$—	$7,200	$247,200
Executive Vice President
Michael P. Rama	2012	$178,077		$—	$2,502	$—	$—	$—	$180,579
Vice President and Chief Financial Officer

(1)	Mr. Hockman’s annual salary was increased to $300,000 effective March 4, 2012.
(2)	Represents restricted shares granted in April 2012 pursuant to our 2011 Equity Plan. The restricted shares’ fair value was estimated to be $10.00 per share, the estimated fair value of the Company’s equity on the grant date. These restricted share awards provide for service based vesting after three years.
(3)	Such named executive officer participated in our 401(k) plan and received a 2012 employer match that may be subject to forfeiture.

Outstanding Equity Awards

The following table sets forth information with respect to outstanding equity awards at the end of fiscal year 2012 for our named executive officers.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options Exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date ($)	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Dickerson Wright	—	—	—	—	—	6,933	$49,987	(1)	—	—
Richard Tong	—	—	—	—	—	65,624	$473,149	(1)	—	—
Alexander A. Hockman	—	—	—	—	—	128,474	$926,298	(1)	—	—
Donald C. Alford	—	—	—	—	—	62,851	$453,156	(1)	—	—
Michael P. Rama	—	—	—	—	—	347	$2,502	(1)	—	—

(1)	Calculated by multiplying the number of restricted shares of common stock held by $7.21, which is an internal estimated price per share as December 31, 2012 since there was no trading market for our shares.

Employment Agreements

We have written employment agreements with certain of our named executive officers that provide for, among other things, the payment of base salary, reimbursement of certain costs and expenses, and for each named executive officer’s participation in our bonus plan and employee benefit plans.

We entered into employment agreements with Donald Alford effective August 1, 2010, Richard Tong and Alexander A. Hockman effective October 1, 2010, Dickerson Wright effective April 11, 2011, and Michael Rama effective January 25, 2012 that govern the terms of their respective service with us. With the exception of Mr. Wright’s employment agreement, each agreement provides for a term of employment commencing on the date of the agreement and continuing until we or the executive provide 30-days written notice of termination to the other party, upon termination by us for cause, or upon the executive’s death or disability. Except with respect to certain items of compensation, as described below, the terms of each agreement are similar in all material respects.

The agreements provide for an annual base salary of $240,000 for Mr. Alford, $200,000 for each of Messrs. Tong and Hockman, and $180,000 for Mr. Rama, subject to annual review by our board of directors. Mr. Tong’s annual base salary was increased by our board of directors to $230,000 effective October 3, 2011, and Mr. Hockman’s annual base salary was increased by our board of directors to $250,000 effective February 1, 2011. Messrs. Tong’s, Hockman’s, and Rama’s agreements entitle such executive to receive up to a 50% performance bonus based on criteria established upon employment and to receive reimbursement of expenses incurred in connection with the business in an amount not to exceed on an annual basis 10% of such executive’s annual base salary. Mr. Alford’s agreement entitles him to receive up to a 75% performance bonus based on criteria established upon employment and to receive reimbursement of all reasonable and necessary expenses incurred in connection with the business. Mr. Alfold’s agreement also entitles him to a $600 per month auto allowance.

The agreement with Mr. Wright provides for an annual base salary of $400,000, subject to annual review by our board of directors and subject to an annual increase equal to the greater of a CPI adjustment or 5%. The agreement with Mr. Wright entitles him to receive up to a 75% performance bonus based on criteria established by our board of directors and to receive reimbursement of all reasonable expenses incurred in connection with the business.

On March 18, 2011, we entered into an amendment to each of Messrs. Tong’s and Hockman’s agreements providing that in the event of a Change in Control, as defined below, during the term of executive’s employment we are obligated to pay such executive a single lump sum payment, within 30 days of the termination of such executive’s employment, equal to such executive’s annual base salary for two years, plus any unused vacation pay and the value of the annual fringe benefits for the year immediately preceding the year in which such executive’s employment terminates, plus the value of the portion of such executive’s benefits under any savings, pension or profit sharing plans that are forfeited under those plans by reason of the termination of such executive’s employment. Further, if a Change in Control occurs during such executive’s employment, then such executive’s equity awards, if any, shall immediately vest, notwithstanding any other provision in such respective agreement to the contrary. A “Change in Control” means approval by our stockholders of (i)(a) a reorganization, merger, consolidation or other form of corporate transaction or series of transactions, in each case, with respect to which persons who were our stockholders immediately prior to such transaction do not, immediately thereafter, own more than 50% of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated company’s then outstanding voting securities, in substantially the same proportions as their ownership immediately prior to such transaction, (b) our liquidation or dissolution, or (c) the sale of all or substantially all of our assets (unless such reorganization, merger, consolidation or other corporate transaction, liquidation, dissolution or sale is subsequently abandoned); or (ii) the acquisition in a transaction or series or transactions by any person, entity or “group”, within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act, of more than 50% of either the then outstanding shares of common stock or the combined voting power of our then outstanding voting securities entitled to vote generally in the election of directors (a “Controlling Interest”), excluding any acquisitions by (a) us or our subsidiaries, (b) any person, entity or “group” that as of the date of the amendments to the employment agreements owns beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act of a Controlling Interest, or (c) any employee benefit plan of ours or our subsidiaries.

Each agreement entitles the executive to receive customary and usual fringe benefits generally available to our executive officers, and to be reimbursed for reasonable out-of-pocket business expenses. Pursuant to Mr. Wright’s employment agreement, we have also agreed to pay monthly management fees of $5,500 to a non-related third party, Chatham Enterprises, LLC, relating to an aircraft in which Mr. Wright has an ownership interest.

Except as described below with respect to Mr. Wright’s employment agreement, the agreements prohibit the executives from engaging in any work that creates an actual conflict of interest with us, and include customary confidentiality, non-competition and non-solicitation covenants that prohibit such executives, during their employment with us and for 12 months thereafter, from (i) using or disclosing any confidential proprietary information of our company, (ii) engaging in any manner, or sharing in the earnings of or investing in, any person or entity engaged in any business that is in the same line of business as us, (iii) soliciting our current customers with whom such executive has contact on our behalf during the two years immediately preceding such executive’s termination, (iv) inducing or attempting to induce any of our employees to leave our employ, and (v) interfering with the business of our company by way of disrupting our relationships with customers, agents, representatives or vendors. Mr. Wright’s agreement provides that (i) the foregoing non-competition covenant does not apply following the termination of employment if his employment is terminated without cause or for good reason (as defined below), (ii) the foregoing non-solicitation of employees covenant applies with respect to any current employee or any former employee who was employed by us within the prior six months, and (iii) the foregoing non-solicitation of customers covenant applies to all actual or targeted prospective clients of ours to the extent solicited on behalf of any person or entity in connection with any business competitive with our business. As consideration and compensation to such executives for, and subject to such executives’ adherence to the above covenants and limitations, we have agreed that during the one-year non-competition period following each such executive’s termination to continue to pay each such executive’s base salary in the same manner as if such executive continued to be employed by us.

Unless otherwise noted above, upon termination of employment under the agreements, we are only required to pay the executives such portions of their respective annual base salary that have accrued and remain unpaid through the effective date of such executive’s termination, and we have no further obligation whatsoever to such executive other than reimbursement of previously incurred expenses which are appropriately reimbursable under our expense reimbursement policy; provided, however, that in the event of termination of employment due to the death of an executive, we will continue to pay to such executive’s estate such executive’s annual base salary for the period through the end of the calendar month in which such death occurs.

In the event of a merger or consolidation of our company with another corporation or entity, or if substantially all of our assets are sold or otherwise transferred to another corporation or entity, the provisions of the agreements will be binding upon and inure to the benefit of the continuing or surviving corporation.

Change in Control Provisions, Severance Benefits and Employment Agreements

We have not adopted a companywide severance policy. With the exception of Mr. Wright’s employment agreement, which provides for an initial term of five years, all of our employees are considered at-will and their employment can be terminated by either us or the employee upon 30 days written notice. While certain named executive officers’ employment agreements contain provisions related to payments due to the executive upon a Change in Control of our company, with the exception of Mr. Wright’s employment agreement and the payments to each of the other named executive officers during the one-year non-competition period, none of our employment agreements provide for post-termination benefits unrelated to a Change in Control.

The following table sets forth information with respect to the value of payments or vesting acceleration, as applicable, such named executive officer would be entitled to receive assuming a qualifying termination or Change in Control, as applicable, as of December 31, 2012.

Name and Principal Position	Severance Amount ($)		Early Vesting of Stock Options ($)	Early Vesting of Restricted Stock ($) (1)		Continuation of Benefits ($)	Unused Vacation ($)	Total ($)
Dickerson Wright	$1,316,667	(6)	—	$49,987		$21,916	$52,320	$1,440,890
Richard Tong	$460,000		—	$473,142	(2)	$20,215	$13,319	$966,676
Alexander A. Hockman	$600,000		—	$926,298	(3)	$21,886	$18,401	$1,566,585
Donald C. Alford	$480,000		—	$453,156	(4)	$634	$9,080	$942,870
Michael P. Rama	$—		—	$—		$—	$6,218	$6,218
MaryJo O’Brien	$350,000			$473,270	(5)	$13,281	$15,524	$851,954

(1)	Calculated by multiplying early vesting of restricted shares by $7.21 which is based on an internal estimate price per share as of December 31, 2012.
(2)	Reflects vesting of 65,623 restricted shares.
(3)	Reflects vesting of 128,474 restricted shares.
(4)	Reflects vesting of 62,851 restricted shares.
(5)	Reflects vesting of 65,624 restricted shares.
(6)	In accordance with Mr. Wright’s Agreement severance upon termination without cause, resignation for good reason, death or disability will be paid for the longer of (i) the remain of his employment term or (ii) twelve months.

Payments Made Under Mr. Wright’s Employment Agreement

The following discussion applies exclusively to Mr. Wright, our Chairman, Chief Executive Officer, and President.

Upon termination for cause or resignation without good reason. In the event Mr. Wright is terminated for cause or resigns his employment without good reason, we are required pursuant to Mr. Wright’s employment agreement to:

•	pay Mr. Wright any unpaid base salary earned through the date of termination or resignation; and

•	reimburse Mr. Wright for reasonable business expenses incurred prior to the date of termination or resignation.

Under Mr. Wright’s employment agreement “cause” is defined to include (i) an action or omission of the executive which constitutes a willful and material breach of, or failure or refusal (other than by reason of disability) to perform his duties under Mr. Wright’s employment agreement, which is not cured within 15 days after notice thereof, (ii) fraud, embezzlement, misappropriation of funds or breach of trust in connection with his services under Mr. Wright’s employment agreement or (iii) conviction of a felony.

Under Mr. Wright’s employment agreement, “good reason” is defined to include (i) the assignment to the executive of any duties or responsibilities inconsistent in any respect with the executive’s position or a similar position in our company or one of our subsidiaries, or any other action by us, which results in a material diminution in such position, authority, duties or responsibilities; (ii) any failure by us to comply with certain provisions of Mr. Wright’s employment agreement; (iii) a material breach by us of our obligations to Mr. Wright under his employment agreement (which have not been cured within thirty (30) days after notice of such breach from the executive); and (iv) our requiring Mr. Wright to be based at any office or location outside of the area for which he was originally hired to work, except where such change in work location does not represent a material change in the geographic location at which Mr. Wright is required to provide services.

Upon termination without cause, resignation for good reason, death or disability. In the event Mr. Wright is terminated without cause, resigns his employment for good reason, dies or becomes disabled, we are required pursuant to Mr. Wright’s employment agreement to:

•	continue to pay Mr. Wright’s base salary for the longer of (i) the remainder of his employment term or (ii) twelve months;

•

continue to allow Mr. Wright to participate in all benefit plans offered by us to our executives for a period of twelve months from the date of termination or resignation or, if participation in any such plan is not possible, pay the Mr. Wright (or his estate, as applicable) cash equal to the value of the benefit that otherwise would have accrued for the executive’s benefit under such plan for the period during which such benefits could not be provided under the plan;

•	reimburse Mr. Wright for reasonable business expenses incurred prior to the date of termination or resignation; and

•	pay Mr. Wright (or his estate, as applicable) for any unused vacation days within 30 days of the date of termination or resignation.

Upon Mr. Wright’s termination without cause, Mr. Wright’s stock options shall immediately vest, notwithstanding any provisions of such stock option agreements to the contrary.

Payments made upon termination following a change in control. In the event that following a Change in Control, as defined below, Mr. Wright is terminated without cause or resigns for good reason within one year of the event causing the Change in Control, we are required pursuant to Mr. Wright’s employment agreement to:

•	pay Mr. Wright any unpaid base salary earned through the date of termination or resignation,

•

pay Mr. Wright a single lump sum payment of: the value of his base salary for the longer of (i) the remainder of his employment term or (ii) twelve months, the value of annual fringe benefits paid to him in the year preceding the year of termination, the value of any unused vacation days and the value of the portion of his benefits under any deferred compensation plan which are forfeited for reason of the termination, and

•	reimburse the executive for reasonable business expenses incurred prior to the date of termination or resignation.

A “Change in Control” will be deemed to occur pursuant to Mr. Wright’s employment agreement in the event the stockholders of our company approve (x) the sale of substantially all of our assets, (y) our liquidation or dissolution or (z) a merger or other similar transaction which would result in our stockholders prior to the transaction owning 50% or less of the combined voting power of the merged entity immediately following the transaction. In addition, with certain exceptions, a Change in Control will be deemed to occur upon any person or group’s acquisition of more than 50% of our outstanding shares of common stock or voting power.

Under the provisions of Mr. Wright’s employment agreement, if a Change in Control occurs during his term of employment, any stock options held by Mr. Wright shall immediately vest, notwithstanding any provisions of such stock option agreements to the contrary.

Director Compensation

We pay our non-employee directors an annual cash retainer of $30,000 for their board service, payable in quarterly cash installments, and a per meeting fee of $1,000 for each in-person meeting of the board of directors attended and $500 for each video or telephonic meeting attended. Each non-employee director may elect once a year to receive stock in lieu of the cash retainer. In addition, each non-employee director will receive, upon his or her initial appointment to our board of directors and each subsequent election to serve an additional one-year term, an equity award under our 2011 Equity Plan, as discussed above, valued at $20,000 on the date of grant. Such equity awards are expected to be subject to a one-year vesting requirement and are expected to be made by our board of directors within one week of each such appointment or election. We will reimburse all of our directors for reasonable expenses incurred to attend our board and board committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership Table

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 26, 2013 by:

•	each person, or group of affiliated persons, known to us to own beneficially more than 5% of our common stock;

•	each of our current directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

The information in the following table has been presented in accordance with the rules of SEC. Under such rules, beneficial ownership of a class of capital stock includes any Shares of such class as to which a person, directly or indirectly, has or shares voting power or investment power and also any shares as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of any stock option, warrant, or other right. If two or more persons share voting power or investment power with respect to specific securities, each such person is deemed to be the beneficial owner of such securities. Except as we otherwise indicate below and under applicable community property laws, we believe that the beneficial owners of the common stock listed below, based on information they have furnished to us, have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, each stockholder named in the table is assumed to have sole voting and investment power with respect to the number of shares listed opposite the stockholder’s name. Except as otherwise indicated, the address of each of the individuals and entities named below is 200 South Park Road, Suite 350, Hollywood, Florida 33021.

	Beneficially Owned
	Shares	Percent
5% Stockholders:
N/A	—	—%
Directors and Executive Officers:
Dickerson Wright (2)(7)	1,821,610	70.1%
Richard Tong (3)(7)	69,164	2.7%
Alexander A. Hockman (4)(7)	137,130	5.3%
Donald C. Alford (5)(7)	67,177	2.6%
Michael P. Rama (6)(7)	347	*
All directors and executive officers as a group (6 persons)	2,095,428	80.6%

*	Less than 1%.
(1)	The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days after such date, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days after such date. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner.
(2)	These shares are collectively held by the Wright Family Trust dated December 12, 1990, the Katherine Wright 2010 GRAT dated June 28, 2010, the Dickerson Wright 2010 GRAT dated June 28, 2010, the Katherine Wright 2012 GRAT dated November 9, 2012, and the Dickerson Wright 2012 GRAT dated November 9, 2012, of which Dickerson Wright is a trustee, of which 6,933 shares are subject to certain restrictions on transfer and assignment, and are scheduled for service based vesting after three years, as set forth in that certain Restricted Stock Award Agreement dated April 18, 2012.
(3)	Includes 62,851 shares subject to certain restrictions on transfer and assignment, which are scheduled to vest and become fully transferable on the earlier of August 1, 2015 or one day prior to a Change of Control, as such term is defined in that certain Restricted Stock Award Agreement dated August 1, 2010, and includes 2,773 shares subject to certain restrictions on transfer and assignment and are scheduled for service based vesting after three years, as set forth in that certain Restricted Stock Award Agreement dated April 18, 2012.
(4)	Includes 125,701 shares subject to certain restrictions on transfer and assignment, which are scheduled to vest and become fully transferable on the earlier of August 1, 2015 or one day prior to a Change of Control, as such term is defined in that certain Restricted Stock Award Agreement dated August 1, 2010, and includes 2,773 shares subject to certain restrictions on transfer and assignment and are scheduled for service based vesting after three years, as set forth in that certain Restricted Stock Award Agreement dated April 18, 2012.

(5)	Includes 62,851 shares subject to certain restrictions on transfer and assignment, which are scheduled to vest and become fully transferable on the earlier of August 1, 2015 or one day prior to a Change of Control, as such term is defined in that certain Restricted Stock Award Agreement dated August 1, 2010.
(6)	These shares are subject to certain restrictions on transfer and assignment and are scheduled for service based vesting after three years, as set forth in that certain Restricted Stock Award Agreement dated April 18, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In addition to the compensation arrangements with directors and executive officers described in this Annual Report on Form 10-K the following is a description of each transaction since January 1, 2011 and each currently proposed transaction in which (i) we have been or are to be a participant, (ii) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end, and (iii) any of our directors, executive officers, holders of more than 5% of our capital stock, or any member of their immediate families or person sharing their household had or will have a direct or indirect material interest.

Sales of Unregistered Securities

In October 2011, NV5 and Nolte completed a reorganization transaction in which NV5 Holdings was incorporated as a Delaware corporation, acquired all of the outstanding shares of NV5 and Nolte, and, as a result, became the holding company under which NV5 and Nolte conduct operations. By virtue of the reorganization transaction, each share of common stock of NV5 then held by certain of our executive officers and directors was converted into the right to receive approximately 1.5 shares.

Guarantees

Mr. Dickerson Wright and the Wright Family Trust, of which Mr. Wright is the trustee, have provided guarantees to our lender in connection with our Line Facilities and Term Loan. Mr. Wright’s guarantee remains in effect for the term of the Line Facilities and Term Loan, regardless of his continuing employment. As of December 31, 2012 and 2011, the outstanding balance on the Line Facilities was $2.0 million and $0, respectively. As of December 31, 2012 and 2011, we had outstanding balances of $1.7 million, and $2.2 million, respectively, in connection with the Term Loan.

Repurchase of Common Stock

In August 2012, we repurchased 168,654 shares of common stock from Mr. Kenneth A. Rudolph, former President of Nolte, for a negotiated aggregate purchase price of $1,062,000. We issued a note payable for the repurchase which is payable in eight installments of approximately $133,000 each. The first payment was made on August 17, 2012 and subsequent payments of approximately $133,000 plus interest are payable on each of the next seven anniversary dates. The interest rate on this obligation is 3.25%. The outstanding balance on this obligation is approximately $929,000 as of September 30, 2012

Indemnification Agreements

In connection with our initial public offering, we entered into indemnification agreements with each of our directors and our executive officers. These agreements will provide that we will indemnify each of our directors and such officers to the fullest extent permitted by law and by our charter and bylaws.

Purchase of Units

Messrs. Wright, Tong, Hockman, Alford and Rama and our other interested directors, officers, employees and other individuals associated with us and members of their families have purchased up to an aggregate of approximately $3 million of units in our initial public offering. The purchasers will use their own funds personally or through wholly owned entities to make such purchases.

Policies and Procedures for Related Party Transactions

In connection with our initial public offering, we intend to adopt a policy and procedures with respect to transactions involving related persons, effective as of the date of and applicable to transactions on or after the offering, pursuant to which our executive officers, directors and principal stockholders, including their immediate family members and affiliates, will not be permitted to enter into a related person transaction described below with us without the prior consent of our Audit Committee in the event it is inappropriate for our Audit Committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000, will first be presented to our Audit Committee for review, consideration and approval. All of our directors and executive officers will be required to report to our General Counsel or Chair of the Audit Committee any such related person transaction. In approving or rejecting the proposed agreement, our Audit Committee shall consider the facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our Audit Committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests and the best interests of our stockholders, as our Audit Committee determines in the good faith exercise of its discretion. Under the policy, if we should discover related person transactions that have not been approved, the Audit Committee will be notified and will determine the appropriate action, including ratification, rescission or amendment of the transaction.

Director Independence

The NASDAQ Stock Market LLC requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

We have determined that Messrs. Salontai, Liss, and Pruitt, which together constitute a majority of our board, are independent directors as defined under the listing standards of The NASDAQ Stock Market LLC. Our independent directors will hold regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees and Services

The firm of Grant Thornton LLP acts as our principal accountant. Grant Thornton LLP manages and supervises the audit of our financial statements, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid to Grant Thornton LLP for services rendered:

	Fiscal Year 2012	Fiscal Year 2011
Audit Fees	$364,307	$174,769
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$364,307	$174,769

Audit Fees

Fees for audit services provided by Grant Thornton LLP for fiscal 2012 and 2011 consisted of professional services for the annual audit of our consolidated financial statements, review of our interim condensed consolidated financial statements and services provided for the Registration Statement on Form S-1.

Audit-Related Fees

No fees for audit-related services were billed by Grant Thornton LLP fiscal 2012 or fiscal 2012.

Tax Fees

No fees for tax services, including tax return preparation, tax compliance, tax advice and tax planning, were billed by Grant Thornton LLP fiscal 2012 or fiscal 2011.

All Other Fees

No fees for all other services, were billed by Grant Thornton LLP for fiscal 2012 and 2011.

Pre-Approval Policy

Since our Audit Committee was not formed until March 26, 2013, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our board of directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Grant Thornton LLP, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit). The Audit Committee may form and delegate authority to subcommittees of the Audit Committee consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements:

(1) The financial statements required to be included in this Annual Report are included in Item 8 of this Annual Report.

(2) All supplemental schedules have been omitted since the information is included in the financial statements or the notes thereto or that they are not require or are not applicable.

(3) See attached Exhibit Index of this Annual Report on Form 10-K.

(b) Exhibits:

Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 28, 2013)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 28, 2013)

4.1	Specimen Unit Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC March 11, 2013)

4.2	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC March 11, 2013)

4.3	Specimen Warrant Certificate (included in Exhibit 4.5) (Incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC March 11, 2013)

4.4	Form of Underwriter’s Warrant (Incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the SEC on April 1, 2013)

4.5	Form of Warrant Agreement between Registrar and Transfer Company and the Registrant (Incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC March 11, 2013)

10.1	2011 Equity Incentive Plan, as amended through March 8, 2013† (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC March 11, 2013)

10.2	Form of Restricted Stock Agreement† (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC March 11, 2013)

10.3	Form of Restricted Stock Unit Agreement† (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC March 11, 2013)

10.4	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 28, 2013)

10.6	Employment Agreement, dated April 11, 2011, between NV5, Inc. and Dickerson Wright† (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 28, 2013)

Number	Description

10.7	Employment Agreement, dated October 1, 2010, between NV5, Inc. (formerly Vertical V, Inc.) and Richard Tong, as amended by that certain First Amendment to Employment Agreement, dated as of March 18, 2011, between NV5, Inc. and Richard Tong† (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 28, 2013)

10.8	Employment Agreement, dated October 1, 2010, between NV5, Inc. (formerly Vertical V, Inc.) and Alexander Hockman, as amended by that certain First Amendment to Employment Agreement, dated as of March 18, 2011, between NV5, Inc. and Alexander Hockman† (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 28, 2013)

10.9	Employment Agreement, dated January 25, 2012, between NV5, Inc. and Michael Rama† (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 28, 2013)

10.10	Employment Agreement, dated October 1, 2010, between NV5, Inc. (formerly Vertical V, Inc.) and MaryJo O’Brien, as amended by that certain First Amendment to Employment Agreement, dated as of March 18, 2011, between NV5, Inc. and MaryJo O’Brien† (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 28, 2013)

10.11	Business Loan Agreement, dated March 16, 2012, between NV5, Inc., as borrower, and Torrey Pines Bank, as lender, regarding Loan Number 0901122297 (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 28, 2013)

10.12	Business Loan Agreement, dated September 19, 2012, between NV5, Inc., as borrower, and Torrey Pines Bank, as lender, regarding Loan Number 0909121377 (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 28, 2013)

10.13	Business Loan Agreement, dated September 19, 2012, between Nolte Associates, Inc., as borrower, and Torrey Pines Bank, as lender, regarding Loan Number 0909122289 (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 28, 2013)

10.14	Stock Purchase Agreement, dated as of August 3, 2010, between George S. Nolte Jr., George S. Nolte Jr. and Jacqueline A. Nolte, as trustee of the Nolte Family Trust u/t/a/ dated March 28, 1989, as amended and restated August 20, 2011, and NV5, Inc. (formerly Vertical V, Inc.) (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 28, 2013)

10.15	Letter Agreement, dated March 12, 2013, between NV5 Holdings, Inc. and the Nolte Family Trust u/t/a dated March 23, 1989, as amended and restated August 20, 2011 (Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC March 20, 2013)

21.1*	Subsidiaries of the Registrant

24.1*	Power of Attorney (included in signature page)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

Number	Description

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002††

*	Filed herewith.
†	Indicates a management contract or compensatory plan, contract or arrangement.
††	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NV5 HOLDINGS, INC.

By:	/s/ Dickerson Wright
Dickerson Wright Chairman, Chief Executive Officer and President

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dickerson Wright and Richard Tong, and each of them, the individual’s true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, and fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorney-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dickerson Wright Dickerson Wright	Chairman, Chief Executive Officer, and President (Principal Executive Officer)	April 1, 2013

/s/ Michael P. Rama Michael P. Rama	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2013

/s/ Donald C. Alford Donald C. Alford	Executive Vice President and Director	April 1, 2013

/s/ Gerald J. Salontai Gerald J Salontai	Director	April 1, 2013

/s/ Jeffrey A. Liss Jeffrey A. Liss	Director	April 1, 2013

/s/ William D. Pruitt William D. Pruitt	Director	April 1, 2013