Form 10-Q
period 2013-03-31
NV5 Holdings, Inc.
filed 2013-05-14
CIK 1532961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35849

NV5 Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3458017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 South Park Road, Suite 350 Hollywood, Florida 33021	33021 (zip code)
(Address of principal executive offices)

(954) 495-2112

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May14, 2013, there were outstanding 2,598,564 shares of the registrant’s common stock, $0.01 par value.

NV5 HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

QUARTER ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANICAL STATEMENTS

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,130	$2,294
Accounts receivable, net of allowance for doubtful accounts of $1,526 and $1,631 as of March 31, 2013 and December 31, 2012, respectively	15,728	15,052
Prepaid expenses and other current assets	377	311
Deferred income tax assets	557	543

Total current assets	17,792	18,200
Property and equipment, net	1,420	1,273
Intangible assets, net	2,536	2,758
Goodwill	5,857	5,857
Cash surrender value of officers’ life insurance	657	656
Other assets	1,087	600
Deferred income tax assets	675	619

Total Assets	$30,024	$29,963

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,350	$3,261
Accrued liabilities	4,215	3,082
Income taxes payable	256	1,992
Billings in excess of costs and estimated earnings on uncompleted contracts	311	430
Client deposits	34	47
Current portion of stock repurchase obligation	765	772
Current portion of notes payable	4,048	3,538

Total current liabilities	12,979	13,122
Stock repurchase obligations, less current portion	1,465	1,621
Notes payable, less current portion	3,594	3,851

Total liabilities	18,038	18,594

Commitments and contingencies

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 2,600,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012	26	26
Additional paid-in capital	9,126	9,065
Retained earnings	2,834	2,278

Total stockholders’ equity	11,986	11,369

Total liabilities and stockholders’ equity	$30,024	$29,963

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended
	March 31, 2013	March 31, 2012
Gross contract revenues	$15,580	$14,098

Direct costs (excluding depreciation and amortization):
Salaries and wages	4,468	3,884
Sub-consultant services	2,383	2,329
Other direct costs	388	397

Total direct costs	7,239	6,610

Gross Profit	8,341	7,488

Operating Expenses:
Salaries and wages, payroll taxes and benefits	4,915	5,018
General and administrative	1,392	1,722
Facilities and facilities related	854	780
Depreciation and amortization	351	402

Total operating expenses	7,512	7,922

Income (loss) from operations	829	(434)

Other (expense) income:
Interest expense	(93)	(81)

Total other (expense)	(93)	(81)

Income (loss) before income tax (expense) benefit	736	(515)
Income tax (expense) benefit	(180)	173

Net income (loss) and comprehensive income (loss)	$556	$(342)

Basic Earnings (Loss) per Share	$0.25	$(0.15)

Diluted Earnings (Loss) per Share	$0.23	$(0.15)

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENT of CHANGES IN STOCKHOLDER’S EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2012	2,600,000	$26	$9,065	$2,278	$11,369
Stock compensation	—	—	61	—	61
Net income	—	—	—	556	556

Balance, March 31, 2013	2,600,000	26	9,126	$2,834	$11,986

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash Flows From Operating Activities:
Net income (loss)	$556	$(342)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	351	402
Provision for doubtful accounts	31	138
Stock compensation	61	38
Deferred income taxes	(69)	(449)
Changes in operating assets and liabilities:
Accounts receivable	(707)	1,344
Prepaid expenses and other assets	(553)	(617)
Net change in cash surrender value of officers’ life insurance	(1)	(2)
Accounts payable	89	(487)
Accrued liabilities	1,132	589
Income taxes payable	(1,736)	(1,579)
Client deposits	(13)	(132)
Billings in excess of costs and estimated earnings on uncompleted contracts	(120)	(100)

Net cash used in operating activities	(979)	(1,197)

Cash Flows From Investing Activities:
Purchase of property and equipment	(276)	(173)

Net cash used in investing activities	(276)	(173)

Cash Flows From Financing Activities:
Borrowings from line of credit	518	1,750
Payments on long-term debt	(264)	(265)
Payments on stock repurchase obligation	(163)	(172)
Payments made for repurchase of common stock	—	(33)

Net cash provided by financing activities	91	1,280

Net (Decrease) in Cash and Cash Equivalents	(1,164)	(90)
Cash and cash equivalents - beginning of period	2,294	2,762

Cash and cash equivalents – end of period	$1,130	$2,672

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
Supplemental disclosures of cash flow information:
Cash paid for interest	$88	$82
Cash paid for income taxes	$1,985	$1,885

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

Note 1 - Organization and Nature of Business Operations

Business

NV5 Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”, “we” or “our”) is a holding company providing professional and technical consulting and certification services to public and private sector clients. We focus on the infrastructure, construction, real estate and environmental markets. The scope of our projects includes planning, design, consulting, permitting, inspection and field supervision, and management oversight. We also provide forensic engineering, litigation support, condition assessment and compliance certification. We operate our business through a network of over 20 locations in California, Colorado, Utah, Florida and New Jersey. We conduct our operations through two primary operating subsidiaries: (i) Nolte Associates, Inc. (“Nolte”), which began operations in 1949, was incorporated as a California corporation in 1957 and in which we acquired a controlling interest in August 2010, and (ii) NV5, Inc. (“NV5”), which was incorporated as a Delaware corporation in 2009.

Holdings was incorporated as a Delaware corporation in September 2011 as part of a Plan of Reorganization (the “Reorganization”), and owns all of the outstanding shares of Nolte and NV5.

Significant Transactions

Pursuant to a series of Buy-Sell agreements with selling stockholders, NV5 (“Successor”) gained control of Nolte (“Predecessor”) through the acquisition of a 57% interest in the common stock of Nolte on August 3, 2010, an additional 3% interest on December 31, 2010, and an additional 3% interest during the period of August 2011 through September 2011 (the “Nolte Transaction”). On August 18, 2011, the Board of Directors of Nolte unanimously approved the terms of the Reorganization, whereby the holders of the remaining 37% non-controlling interest in Nolte tendered each of their owned shares of Nolte common stock for 2.5 shares of Holding’s common stock, with Nolte becoming a wholly owned subsidiary of Holdings. On October 6, 2011, NV5 and Nolte completed the Reorganization and, thereafter, Holdings (i) issued shares of its common stock to the stockholders of NV5 in exchange for the contribution of their shares of NV5 common stock to Holdings, and (ii) Nolte became a wholly-owned subsidiary of Holdings.

Pursuant to an Asset Purchase Agreement, the Company acquired the North American operations for construction quality assurance, testing and geotechnical engineering services from Bureau Veritas North America in March 2010 (“BV” and the “BV Transaction”).

On July 27, 2012, the Company acquired certain assets and assumed certain liabilities of Kaderabek Company (“Kaco”), a 30-person engineering firm headquartered in Miami, Florida. Kaco commenced operations in 1984 and its development and engineering teams have worked on projects in South Florida, the Caribbean and Central America.

The acquisition of Nolte, BV and Kaco were accounted for as business combinations under the acquisition method of accounting. Under this method, the assets acquired, liabilities assumed and non-controlling interest were recorded in the Company’s consolidated financial statements at their respective fair values as of the acquisition dates, and the results of these acquisitions are included in the Company’s consolidated results from the respective dates of acquisition.

On March 7, 2013, the Company’s Board of Directors approved a 1.3866-for-1 forward stock split of its outstanding common shares, to be effected immediately prior to the consummation of an initial public offering. The stock split resulted in the issuance of 724,916 additional shares of common stock. All information presented in the accompanying consolidated financial statements has been retroactively adjusted to reflect this stock split.

On March 26, 2013, the Company priced its initial public offering of 1,400,000 units. Each unit was comprised of one share of the Company’s common stock and one, five-year warrant to purchase one share of the Company’s common stock, at a public offering price of $6.00 per unit. The units began trading on The NASDAQ Capital Market on March 27, 2013 and are trading solely as units until September 27, 2013. Following this date, the warrants will become exercisable at an exercise price of $7.80 per share. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units, solely to cover over-allotments. The closing of the offering occurred, and was recorded, on April 2, 2013, upon which we received net proceeds of approximately $8.7 million after deducting underwriters’ discounts, legal and offering expenses and issued 1,610,000 units.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States (“GAAP”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The consolidated financial statements include the accounts of Holdings and all subsidiaries. All intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations and cash flows for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any future period or for the full 2013 fiscal year.

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

Concentration of Credit Risk

Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 66% and 76% of our revenues for the three months ended March 31, 2013 and 2012, respectively, are from California-based projects and approximately 11% and 20% of revenues for the three months ended March 31, 2013 and 2012, respectively, are from one client. Furthermore, approximately 46% and 45% of our accounts receivable as of March 31, 2013 and December 31, 2012, respectively, is from government and government-related contracts. As management continually evaluates the creditworthiness of these and future clients, the risk of credit default is considered limited.

Fair Value of Financial Instruments

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of valuation hierarchy are defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company considers cash, cash equivalents, accounts receivable, cash surrender value of officers’ life insurance, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. The carrying amount of cash, cash equivalents, accounts receivable, cash surrender value of officers’ life insurance, accounts payable, income taxes payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

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

Property and equipment balances are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized an impairment charge relating to property and equipment during the three months ended March 31, 2013 and 2012.

Goodwill and Intangible Assets

Goodwill is the excess of consideration paid for an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. To determine the amount of goodwill resulting from a business combination, the Company performs an assessment to determine the fair value of the acquired company’s tangible and identifiable intangible assets and liabilities. Our goodwill is allocated to the appropriate reporting unit, which is one level below our operating segments.

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is not met, then performing the two-step quantitative impairment test is unnecessary. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques. We are required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

value of our reporting units. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared to the carrying value of its reporting unit goodwill to determine the appropriate impairment charge, if any. We have elected to perform our annual goodwill impairment review on August 1 of each year. On August 1, 2012, we conducted our annual impairment test on the goodwill associated with the acquisition of Nolte using the quantitative method of evaluating goodwill. Based on this quantitative analysis we determined the fair value of this reporting unit exceeded the carrying value of this reporting unit. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2012 and no indicators, events or changes in circumstances indicated that goodwill was impaired during the period from August 2, 2012 through December 31, 2012. There were no indicators, events or changes in circumstances to indicate that goodwill is impaired during the three months ended March 31, 2013.

Identifiable intangible assets primarily include customer backlog, customer relationships, tradenames and non-compete agreements. Amortizable intangible assets are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized an impairment charge relating to amortizable intangible assets during the three months ended March 31, 2013 and 2012.

See Note 6 for further information on goodwill and identified intangibles.

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three months ended March 31, 2013 and 2012. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with ASC 260, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive, therefore the computation of diluted loss per share for the three months ended March 31, 2012 did not assume the effect of any potentially dilutive securities. The weighted average number of shares outstanding in calculating basic earnings per share for the three months ended March 31, 2013 and 2012 exclude 414,195 and 377,104 non-vested restricted shares, respectively, issued during 2012 and 2010. These non-vested restricted shares are not included in basic earnings (loss) per share until the vesting requirement is met. The weighted average number of shares outstanding in calculating diluted earnings per share for the three months ended March 31, 2013 includes non-vested restricted shares.

The following table represents a reconciliation of the net income (loss) and weighted average shares outstanding for the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012
Numerator:
Net income (loss) – basic and diluted	$556	$(342)

Denominator:
Basic weighted average shares outstanding	2,185,804	2,319,030
Effect of dilutive non-vested restricted shares	236,219	—

Diluted weighted average shares outstanding	2,422,023	2,319,030

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

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

Change orders and claims typically result from changes in scope, specifications, design, performance, materials, sites, or period of completion. Costs related to change orders and claims are recognized when incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in an addition to the contract value and can be reliably estimated.

Federal Acquisition Regulations (“FAR”), which are applicable to the Company’s federal government contracts and may be incorporated in local and state agency contracts, limit the recovery of certain specified indirect costs on contracts. Cost-plus contracts covered by FAR or certain state and local agencies also may require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

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

Advertising

Advertising costs are charged to expense in the period incurred and amounted to $14 and $42 for the three months ended March 31, 2013 and 2012, respectively.

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

Professional Liability Expense

The Company maintains insurance for business risks including professional liability. For professional liability risks, the Company’s retention amount under its claims-made insurance policies includes an accrual for claims incurred but not reported for any potential liability, including any legal expenses, to be incurred for such claims if they occur. The Company’s accruals are based upon historical expense and management’s judgment. The Company maintains insurance coverage for various aspects of its business and operations; however the Company has elected to retain a portion of losses that may occur through the use of deductibles, limits and retentions under our insurance programs. Our insurance coverage may subject the Company to some future liability for which it is only partially insured or completely uninsured. Management believes its estimated accrual for errors, omission and professional liability claims is sufficient and any additional liability over amounts accrued is not expected to have a material effect on the Company’s consolidated results of operations or financial position.

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

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

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

The Company recognizes the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open. Generally, the Company remains subject to income tax examinations by our major taxing authorities from inception in 2009. Nolte generally is no longer subject to income tax examinations by its major taxing authorities for years ending before September 28, 2006. The Company’s policy is to classify interest accrued as interest expense and penalties as operating expenses. As of March 31, 2013 and December 31, 2012, the Company does not have any material uncertain tax positions.

Note 3 –Recent Accounting Pronouncements

In December 2011, the FASB issued amended guidance requiring companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013, and interim periods within those annual fiscal years. The adoption of this standard did not have a material impact on consolidated results of operations and financial condition.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. As the Company does not currently have any indefinite-lived intangible assets, the adoption of ASU 2012-02 did not impact our financial position or results of operations.

Note 4 – Accounts Receivable, net

Accounts receivable, net, consists of the following:

	March 31, 2013	December 31, 2012
Billed	$11,840	$11,907
Unbilled	4,916	4,270
Contract retentions	498	506

	17,254	16,683
Less: allowance for doubtful accounts	(1,526)	(1,631)

Accounts receivable, net	$15,728	$15,052

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

Billed accounts receivable represent amounts billed to clients that remain uncollected as of the balance sheet date. Unbilled accounts receivable represent recognized amounts pending billing pursuant to contract terms or accounts billed after period end, and are expected to be billed and collected within the next 12 months.

Note 5 – Property and Equipment, net

Property and equipment, net, consists of the following:

	March 31, 2013	December 31, 2012
Office furniture and equipment	$269	$255
Computer equipment	886	861
Survey and field equipment	990	898
Leasehold improvements	1,033	1,032

	3,178	3,046
Accumulated depreciation	(1,758)	(1,773)

Property and equipment – net	$1,420	$1,273

Depreciation expense for the three months ended March 31, 2013 and 2012 was $129 and $182, respectively.

Note 6 – Intangible Assets, net

Intangible assets, net, at March 31, 2013 and December 31, 2012 consists of the following:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$3,551	$(1,216)	$2,335	$3,551	$(1,093)	$2,458
Trade name	752	(661)	91	752	(581)	171
Customer backlog	616	(586)	30	616	(572)	44
Non-compete	92	(12)	80	92	(7)	85

Total	$5,011	$(2,475)	$2,536	$5,011	$(2,253)	$2,758

Trade name is amortized on a straight-line basis over its estimated life of three years. Customer backlog and customer relationships are amortized based on the future expected revenues, with weighted average amortization periods ranging from 3.5 to 8 years. Non-compete is amortized over its contractual life of 5 years.

Amortization expense for the three months ended March 31, 2013 and 2012 was $222 and $220, respectively.

As of March 31, 2013, the future estimated aggregate amortization related to intangible assets is as follows:

Period ending March 31,
2014	$664
2015	527
2016	434
2017	342
2018	236
Thereafter	333

Total	$2,536

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

Note 7 – Accrued Liabilities

Accrued liabilities consists of the following:

	March 31, 2013	December 31, 2012
Deferred rent	$587	$614
Payroll and related taxes	1,202	632
Professional fees	199	235
Benefits	512	294
Compensated absences	1,109	1,054
Other	606	253

Total	$4,215	$3,082

Note 8 – Notes Payable

Notes payable consists of the following:

	March 31, 2013	December 31, 2012
Two lines of credit facilities totaling $4,000 (the “Line Facilities”), due October 30, 2013, interest payable monthly at prime rate plus 1% with a minimum of 4.50% until maturity, collateralized by substantially all Company assets, guaranteed by certain stockholders and a wholly owned subsidiary, and contain cross default provisions with each other and with the note payable described below (1)	$2,500	$1,983

Note payable to bank (the “Term Loan”), interest at prime rate (minimum 5.0%), due February 1, 2015, payable in monthly installments of $46 and a lump sum of the remaining principal balance outstanding at maturity, collateralized by substantially all Company assets, guaranteed by certain stockholders	1,558	1,696

Note payable to former stockholder of Nolte, interest at prime rate plus 1% (maximum 7.0%), due July 29, 2017, payable in quarterly principal installments of $119. Unsecured and subordinated to note payable to bank (2).	2,065	2,184

$2,000 uncollateralized promissory note issued to the former owner of Kaco (bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter) which is payable in three equal payments of $500 each due on the first, second and third anniversaries of the effective date of July 27, 2012	1,500	1,500

Loans payable to bank, bearing interest at 7.07% and 4.82%, due October 15, 2012 and December 20, 2013	19	26

Total debt	7,642	7,389
Less: current maturities	(4,048)	(3,538)

Long-term debt, net of current maturities	$3,594	$3,851

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

(1)	On April 4, 2013, we repaid the outstanding principal balance of $2,500 to the bank. Our capacity to borrow under the Line Facilities as of May 14, 2013 is $4,000.
(2)	On March 12, 2013, the note holder provided his irrevocable confirmation that he will not elect to convert any portion of this note into common stock of the Company now or in the future.

Future contractual maturities of long-term debt as of March 31, 2013 are as follows:

Period ending March 31,
2014	$4,048
2015	1,983
2016	977
2017	476
2018	158
Thereafter	—

Total	$7,642

Note 9– Stock Repurchase Obligation

The Stock Repurchase Obligation at March 31, 2013 and December 31, 2012 represents notes payable for the repurchase of common stock of certain former stockholders of Nolte. These notes are unsecured and subordinated to bank debt and the maintenance of related debt covenants, and bear interest from 3.25% to 4.25%. The rates adjust annually based on the prime rate. The notes require quarterly interest and principal payments of approximately $180 through March 2016. The outstanding balance of the stock repurchase obligation was $2,230 and $2,393 as of March 31, 2013 and December 31, 2012, respectively.

Future maturities of these notes as of March 31, 2013 are as follows:

Period ending March 31,
2014	$765
2015	665
2016	268
2017	133
2018	133
Thereafter	266

Total	$2,230

Note 10 – Leases

The Company leases various office facilities from unrelated parties. These leases expire through 2017 and, in certain cases, provide for escalating rental payments and reimbursement for operating costs. The Company also leases office space from a stockholder on a month-to-month basis and the former owner of Kaco which became a stockholder on December 28, 2012 in conjunction with the Kaco acquisition. For the three months ended March 31, 2013 and 2012, the Company recognized lease expense of $730 and $680, respectively, which is included the line item “Facilities and facilities related” in the consolidated statements of comprehensive income. Included in these amounts are $59 and $14 for the three months ended March 31, 2013 and 2012, respectively, for office leases with stockholders of the Company.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

Note 11 – Commitments and Contingencies

Litigation, Claims and Assessments

From time to time the Company may become subject to threatened and/or asserted claims arising in the ordinary course of business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably possible to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Note 12 – Officers’ Life Insurance

Investments in life insurance policies were made with the intention of utilizing them as a long-term funding source for post-retirement benefits. However, they do not represent a committed funding source for these obligations and are subject to claims from creditors. This plan was terminated in conjunction with the Nolte Transaction, and the Company has no further financial obligations under these policies as of March 31, 2013.

The net cash surrender value of these policies at March 31, 2013 and December 31, 2012 was $657 and $656, respectively.

Note 13 – Stock-Based Compensation

During September and October 2011, we adopted, and our stockholders approved, respectively, our 2011 Equity Incentive Plan, as amended (the “2011 Equity Plan”), which was subsequently amended and restated in March 2013, which provides our directors, executive officers, and other employees with additional incentives by allowing them to acquire an ownership interest in our business and, as a result, encouraging them to contribute to our success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. A total of 554,658 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors.

During April 2012, we granted from the 2011 Equity Plan 39,657 restricted shares to management and employees of which 2,565 shares forfeited during 2012 with an aggregate deferred compensation amount of approximately $268. There were no forfeitures during the three months ended March 31, 2013. The fair value of these shares is based on the estimated fair value of the Company’s equity as of the grant date, which was estimated at $7.21 per share. These awards provide for service based vesting after three years.

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

Share-based compensation expense relating to restricted stock awards during the three months ended March 31, 2013 and 2012 was $61 and $38, respectively. As of March 31, 2013, no shares have vested since the Plan inception, and approximately $539 of deferred compensation, which is expected to be recognized over the next two years, is unrecognized at March 31, 2013.

Note 14 – Income Taxes

As of March 31, 2013, the Company had net current and net non-current deferred income tax assets of $557 and $675, respectively. As of December 31, 2012, the Company had current and net non-current deferred income tax assets of $543 and $619, respectively. Deferred income tax assets consist primarily of accounting reserves and certain research and development tax credits not currently utilized for tax purposes. Deferred tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

Our consolidated effective income tax rate was 24.5% for the three months ended March 31, 2013. The reduction in the effective tax rate compared to the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction and research and development credits. The effective tax rate for the three months ended March 31, 2013 also includes the discrete tax benefit of 9.5% related to the retroactive legislative reinstatement on January 2, 2013 of the Research and Development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law. Our consolidated effective income tax rate was 33.6% for the three months ended March 31, 2012. The reduction in the effective tax rate compared to the combined statutory federal and state tax rate of 39.0% is due primarily to the domestic production activities deduction during 2012.

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

Nolte is vigorously defending its position and believes this position meets the recognition criteria under ASC 740-10. Nolte believes it has appropriate documentation to support the credits in full. Accordingly, Nolte has not recorded a liability for uncertain tax benefits related to these state or federal research and development credits. Nolte has appealed the ruling and engaged a specialist firm to assist with the appeal.

Note 15 – Subsequent Events

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners, a 20-person, owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners. Consilium Partners possesses specialized expertise in managing technically demanding projects, while having an affinity for leading teams and cultivating teamwork with the people who ultimately determine a project’s success. The purchase price was $1,000 consisting of cash, notes and common stock, plus an earn-out of up to $1,000 in cash and common stock. Payment of the $1,000 earn-out is based on the achievement of a certain metric agreed upon for calendar year 2013, and if achieved, is payable in three annual installments beginning in January 31, 2014 consisting of cash and common stock.

Under the purchase method of accounting, the Company will recognize the assets acquired and the liabilities assumed at their fair values and will record an allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of April 30, 2013. We expect goodwill will be recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and the amount attributable to the reputation of the businesses acquired, the workforce in place and the synergies to be achieved from this acquisition. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we will likely engage a third party independent valuation specialist. The Company expects to establish a preliminary purchase price allocation with respect to this transaction by the end of the second quarter of 2013. The Company’s preliminary determination is that this acquisition will not constitute a significant business combination and, therefore, historical financial statements and related pro forma financial statements will not be required to be disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K (File No. 001-35849). This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Risk Factors” in our 2012 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.

Overview

We are a provider of professional and technical engineering and consulting solutions to public and private sector clients. We focus on the infrastructure, construction, real estate, and environmental markets. The scope of our projects includes planning, design, consulting, permitting, inspection and field supervision, and management oversight. We also provide forensic engineering, litigation support, condition assessment, and compliance certification. Our primary clients include U.S. federal, state, municipal, and local governments; military and defense clients; and public agencies. We also serve quasi-public and private sector clients from the education, healthcare, energy, and utilities fields, including schools, universities, hospitals, health care providers, insurance providers, large utility service providers, and large and small energy producers.

We conduct our operations through two primary operating subsidiaries: (i) Nolte, which began operations in 1949 and was incorporated as a California corporation in 1957, and (ii) NV5, which was incorporated as a Delaware corporation in 2009. In March 2010, NV5 acquired the construction quality assurance operations of Bureau Veritas North America, Inc. In August 2010, NV5 acquired a majority of the outstanding shares of Nolte and succeeded to substantially all of Nolte’s business. Because NV5’s business prior to the Nolte acquisition was insignificant, Nolte is considered to be our historical accounting predecessor for financial statement reporting purposes. In October 2011, NV5 and Nolte completed a reorganization transaction in which NV5 Holdings was incorporated as a Delaware corporation, acquired all of the outstanding shares of NV5 and Nolte, and as a result, became the holding company under which NV5 and Nolte conduct operations.

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaco, a 30-person engineering firm headquartered in Miami, Florida. Kaco commenced operations in 1984 and its development and engineering teams have worked on projects in South Florida, the Caribbean and Central America during the last 25 years. The purchase price was $3.5 million, consisting of $1.0 million in cash, a note in the aggregate principal amount of $2.0 million payable over three years, and 69,330 shares of common stock with an agreed value of $0.5 million, or $7.21 per share.

Key Trends, Developments and Challenges

Initial public offering. On March 26, 2013, the Company priced its initial public offering of 1,400,000 units. Each unit was comprised of one share of the Company’s common stock and one, five-year warrant to purchase one share of the Company’s common stock at a public offering price of $6.00 per unit. The units began trading on The NASDAQ Capital Market on March 27, 2013 and are trading solely as units until September 27, 2013. Following this date, the warrants will become exercisable at an exercise price of $7.80 per share. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units, solely to cover over-allotments. The closing of the offering occurred on April 2, 2013, upon which we received net proceeds of approximately $8.7 million after deducting underwriters’ discounts, legal and offering expenses and issued 1,610,000 units.

Consilium acquisition. On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners, a 20-person, owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners. Consilium Partners possesses specialized expertise in managing technically demanding projects, while having an affinity for leading teams and cultivating teamwork with the people who ultimately determine a project’s success. The purchase price was $1.0 million consisting of cash, notes and common stock plus an earn-out of up to $1.0 million in cash and common stock. Payment of the $1.0 million earn-out is based on the achievement of a certain metric agreed upon for calendar year 2013, and if achieved, is payable in three annual installments beginning in January 31, 2014 consisting of cash and common stock. This acquisition supplements our established infrastructure presence nationally, especially in the Rocky Mountain region, while being accretive to our earnings. In addition, this acquisition complements and strengthens our capabilities in program management, an area of strategic growth for us.

Backlog. As of March 31, 2013, we had approximately $53.0 million of gross revenue backlog expected to be recognized over the next 12 months compared to gross revenue backlog of approximately $45.0 million as of December 31, 2012. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Shift in service mix. We group our capabilities into five core vertical service offerings. Historically, we have concentrated on the verticals of infrastructure, engineering, and support services and construction and quality assurance. We believe, however, that further development of three service offerings - public and private consulting and outsourcing, asset management consulting, and occupational, health, safety, and environmental consulting - will become increasingly important to our business as we continue to grow organically and through strategic acquisitions. Revenues derived from these three types of services offerings are mostly generated under cost-reimbursable contacts. The methods of billing for these three services are expected to include both time and materials or cost-plus basis.

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

We are vigorously defending Nolte’s position and believes this position meets the recognition criteria under ASC 740-10. Nolte believes it has appropriate documentation to support the credits in full. Accordingly, we have not recorded a liability for uncertain tax benefits related to these state or federal research and development credits. Nolte has appealed the ruling and engaged a specialist firm to assist with the appeal.

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

For the three months ended March 31, 2013 and 2012, cost-reimbursable contracts represented approximately 92% and 93%, respectively, of our total contract revenues.

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

For the three months ended March 31, 2013 and 2012, fixed-price contracts represented approximately 8% and 7%, respectively, of our total contract revenues.

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

Direct Costs of Contract Revenues (excluding depreciation and amortization)

Direct costs of contract revenue consist primarily of that portion of technical and non-technical salaries and wages incurred in connection with fee generating projects. Direct costs of contract revenues also include production expenses, subconsultant services, and other expenses that are incurred in connection with our fee generating projects. Direct costs of contract revenues exclude that portion of technical and non-technical salaries and wages related to marketing efforts, vacations, holidays, and other time not spent directly generating fees under existing contracts. Such costs are included in operating expenses. Additionally, payroll taxes, bonuses, and employee benefit costs for all of our personnel, facilities costs, and depreciation and amortization are included in operating expenses since no allocation of these costs is made to direct costs of contract revenues. We expense direct costs of contract revenues when incurred.

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

Factors Affecting Comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Kaco Acquisition

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaco, a 30-person engineering firm headquartered in Miami, Florida. As a result of this acquisition in 2012, we commenced recognizing revenues and amortizing intangible assets during the third quarter of 2012.

Public Company Expenses

As a result of our initial public offering, we became a public company and our securities are listed on The NASDAQ Capital Market. As such, we will need to comply with laws, regulations, and requirements that we did not need to comply with as a private company, including certain provisions of the Sarbanes-Oxley Act and related Securities and Exchange Commission (the “SEC”) regulations, as well as the requirements of NASDAQ. Compliance with the requirements of being a public company will require us to increase our operating expenses in order to pay our employees, legal counsel, and accountants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, being a public company will make it more expensive for us to obtain director and officer liability insurance. We estimate that incremental annual public company costs will be between $0.5 million and $1.0 million.

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

The 2011 Equity Plan was initially approved in October 2011 and subsequently amended and restated in March 2013. A total of 554,658 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our board of directors. The 2011 Equity Plan is intended to make available incentives that will assist us to attract, retain, and motivate employees, officers, consultants, and directors by allowing them to acquire an ownership interest in our business, and, as a result, encouraging them to contribute to our success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As a result, we expect to incur material non-cash, stock-based compensation expenses in future periods.

During April 2012, we granted from the 2011 Equity Plan 39,657 restricted shares of common stock to management and employees of which 2,565 shares were forfeited during 2012 with an aggregate deferred compensation amount of approximately $268,000. There were no forfeitures during the three months ended March 31, 2013. The fair value of these shares is based on the estimated fair value of our equity as of the grant date, which was estimated at $7.21 per share. These awards provide for service based vesting after three years.

Share-based compensation expense relating to restricted stock awards during the three months ended March 31, 2013 and 2012 was approximately $61,000 and $38,000, respectively. As of March 31, 2013, no shares have vested since the 2011 Equity Plan inception, and approximately $539,000 of deferred compensation, which is expected to be recognized over the next two years, is unrecognized at March 31, 2013.

Jumpstart Our Business Startups Act of 2012

We are an emerging growth company within the meaning of the rules under the Securities Act of 1933, as amended (the “Securities Act”), and we will utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, we will not have to provide an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. The JOBS Act also permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by issuers. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements. Our estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in our consolidated financial statements relate to the revenue recognition on the percentage-of-completion method, reserves for professional liability claims, allowances for doubtful accounts, valuation of our intangible assets and income taxes.

We describe below the following critical accounting policies that involve our more significant judgments and estimates used in the preparation of our financial statements. For further information on all of our significant policies, see Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Change orders and claims typically result from changes in scope, specifications, design, performance, materials, sites, or period of completion. Costs related to change orders and claims are recognized when incurred. Change orders are included in total estimated contract revenue when it is probable that the change order will result in an addition to the contract value and can be reliably estimated.

Federal Acquisition Regulations (“FAR”), which are applicable to our federal government contracts and may be incorporated in local and state agency contracts, limit the recovery of certain specified indirect costs on contracts. Cost-plus contracts covered by FAR or certain state and local agencies also may require an audit of actual costs and provide for upward or downward adjustments if actual recoverable costs differ from billed recoverable costs.

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

Professional Liability Expense

We maintain insurance for business risks, including professional liability. For professional liability risks, our retention amount under our claims-made insurance policies includes an accrual for claims incurred but not reported for any potential liability, including any legal expenses, to be incurred for such claims if they occur. Our accruals are based upon historical expense and management’s judgment. We maintain insurance coverage for various aspects of our business and operations; however, we have elected to retain a portion of losses that may occur through the use of deductibles, limits and retentions under our insurance programs. Our insurance coverage may subject us to some future liability for which we are only partially insured or completely uninsured. Management believes its estimated accrual for errors, omissions, and professional liability claims is sufficient and any additional liability over amounts accrued is not expected to have a material adverse effect on our results of operations or financial position.

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

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is not met, then performing the two-step quantitative impairment test is unnecessary. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques. We are required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared to the carrying value of its reporting unit goodwill to determine the appropriate impairment charge, if any. We have elected to perform our annual goodwill impairment review on August 1 of each year. On August 1, 2012, we conducted our annual impairment test on the goodwill associated with the acquisition of Nolte using the quantitative method of evaluating goodwill. Based on this quantitative analysis we determined the fair value of this reporting unit exceeded the carrying value of this reporting unit. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2012 and no indicators, events or changes in circumstances indicated that goodwill was impaired during the period from August 2, 2012 through December 31, 2012. There were no indicators, events or changes in circumstances to indicate that goodwill is impaired during the three months ended March 31, 2013.

Identifiable intangible assets primarily include customer backlog, customer relationships, tradenames and non-compete agreements. Amortizable intangible assets are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized an impairment charge relating to amortizable intangible assets during the three months ended March 31, 2013 and 2012.

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

The Company recognizes the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance to all tax positions for which the statute of limitations remained open. Generally, we remain subject to income tax examinations by our major taxing authorities from inception in 2009. Nolte generally is no longer subject to income tax examinations by its major taxing authorities for years ending before September 28, 2006. Our policy is to classify interest accrued as interest expense and penalties as operating expenses. As of March 31, 2013 and December 31, 2012, we did not have any material uncertain tax positions.

Results of Operations

The following table represents our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013		2012
	$	% of gross contract revenues	$	% of gross contract revenues
Gross contract revenues	$15,580	100.0%	$14,098	100.0%

Direct costs	7,239	46.5%	6,610	46.9%

Gross profit	8,341	53.5%	7,488	53.1%

Operating expenses	7,512	48.2%	7,922	56.2%

Income (loss) from operations	829	5.3%	(434)	(3.1%)

Other expense	(93)	(0.6%)	(81)	(0.6%)

Income tax (expense) benefit	(180)	(1.2%)	173	1.2%

Net income (loss)	$556	3.6%	$(342)	(2.4%)

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

Gross contract revenues. Our contract revenues increased approximately $1.5 million for the three months ended March 31, 2013 compared to the same period in 2012. The increase in revenues is primarily due to the start of new projects in our infrastructure, engineering, and support services, as well as revenues generated during the three months ended March 31, 2013 as a result of the Kaco acquisition on July 27, 2012. We are currently unaware of delays in current projects and therefore are not anticipating such to influence future revenues. These revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Direct costs. Our direct costs increased approximately $0.6 million for the three months ended March 31, 2013 compared to the same period in 2012. The increase in direct costs is primarily due to an increase in utilization from our professional staff as a result of an increase in projects compared to the same period last year. Direct costs of contracts include direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

As a percentage of revenues, direct costs of contracts were 46.5% for the three months ended March 31, 2013 compared to 46.9% for the three months ended March 31, 2012. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors, including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Revenues from sub-consultant costs typically have lower margins associated with them. It is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit.

Operating expenses. Our operating expenses decreased approximately $0.4 million for the three months ended March 31, 2013 compared to the same period in 2012. The decrease in operating expenses was due primarily to lower professional and legal expenditures during 2013 compared to the same period in 2012. Operating expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and all employee benefits and the portion of salaries and wages not allocated to direct costs of contract revenues. Operating expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees, and administrative operating costs. We expense operating costs when incurred. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs. Therefore, when our professional services revenues increase or decrease, it is not unusual to see a corresponding change in operating expenses.

Income taxes. Our consolidated effective income tax rate was 24.5% for the three months ended March 31, 2013. The reduction in the effective tax rate compared to the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction and research and development credits. The effective tax rate for the three months ended March 31, 2013 also includes the discrete tax benefit of 9.5% related to the retroactive legislative reinstatement on January 2, 2013 of the Research and Development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law. Our consolidated effective income tax rate was 33.6% for the three months ended March 31, 2012. The reduction in the effective tax rate compared to the combined statutory federal and state tax rate of 39.0% is due to the domestic production activities deduction for 2012.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, our lines of credit, and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, and acquisition and restructuring expenditures. An additional use of cash during 2012 and 2013 is for the payment of income taxes as a result of our acquisition of Nolte during 2010, whereby Nolte was required to switch from a cash basis taxpayer to an accrual basis taxpayer. We believe our sources of liquidity, including cash flow from operations, existing cash and cash equivalents, proceeds from our recent initial public offering, and borrowing capacity under our credit facilities will be sufficient to meet our projected cash requirements. This includes the increased operating expenses we expect to incur in connection with our change in status to a publically traded company, such as financial and accounting personnel we have hired or will hire and our planned strategic acquisition activity for at least the next twelve months. We will monitor our capital requirements thereafter to ensure our needs are in line with available capital resources.

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

On March 26, 2013, the Company priced its initial public offering of 1,400,000 units. Each unit was comprised of one share of the Company’s common stock and one, five-year warrant to purchase one share of the Company’s common stock at a public offering price of $6.00 per unit. The units began trading on The NASDAQ Capital Market on March 27, 2013 and are trading solely as units until September 27, 2013. Following this date, the warrants will become exercisable at an exercise price of $7.80 per share. The units sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-186229), which was declared effective by the SEC on March 26, 2013. Roth Capital Partners, LLC acted as sole bookrunner for our initial public offering. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units solely to cover over-allotments. The closing of the offering occurred on April 2, 2013.

We received net proceeds of approximately $8.7 million on April 2, 2013 after deducting underwriters’ discounts, legal and offering expenses from our initial public offering. We will have broad discretion over the use of the net proceeds from the recently completed initial public offering. We currently intend to use the net proceeds primarily for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters and capital expenditures. We may also use a portion of the net proceeds to expand our current business through acquisitions or investments in other complementary strategic businesses. To the extent any net proceeds are used to repay any debt obligations, the aggregate outstanding balance of our notes payable to banks, former owners of acquired companies and non-controlling interest holders in Nolte as of March 31, 2013 was approximately $9.8 million with interest rates ranging from 3.0% to 5.0%.

Cash Flows

As of March 31, 2013, our cash and cash equivalents totaled $1.1 million and accounts receivable, net of allowance for doubtful accounts, totaled $15.7 million, compared to $2.3 million and $15.1 million, respectively, on December 31, 2012. As of March 31, 2013, our accounts payable and accrued liabilities were $3.4 million and $4.2 million, respectively, compared to $3.3 million and $3.1 million, respectively, on December 31, 2012. Also, as of March 31, 2013, we had notes payable and stock repurchase obligations of $7.6 million and $2.2 million, respectively, compared to $7.4 million and $2.4 million, respectively, on December 31, 2012.

Operating activities

For the three months ended March 31, 2013, net cash used in operating activities amounted to $1.0 million primarily attributable to decreases of $1.8 million in deferred and income taxes payable and an increase of $0.7 million to accounts receivable, partially offset by non-cash charges of $0.4 million from depreciation and amortization and increases of $1.2 million in accounts payable and accrued liabilities. During 2013, we made income tax payments of approximately $2.0 million, which included payment of income taxes as a result of our acquisition of Nolte during 2010 whereby Nolte was required to switch from a cash basis taxpayer to an accrual basis taxpayer.

For the three months ended March 31, 2012, net cash used in operating activities amounted to $1.2 million primarily attributable to a net loss of $0.3 million, which included a non-cash charge of $0.4 million from depreciation and amortization, decreases of $2.0 million in deferred and income taxes payable and a decrease of $0.5 million in accounts payable partially offset by a decrease of a $1.3 million in accounts receivable. During 2012, we made income tax payments of approximately $1.9 million, which included payment of income taxes as a result of our acquisition of Nolte during 2010 whereby Nolte was required to switch from a cash basis taxpayer to an accrual basis taxpayer.

Investing activities

For the three months ended March 31, 2013, net cash used in investing activities amounted to $0.3 million primarily resulting from cash used for the purchase of property and equipment.

For the three months ended March 31, 2012, net cash used in investing activities amounted to $0.2 million primarily resulting from cash used for the purchase of property and equipment.

Financing activities

For the three months ended March 31, 2013, net cash provided by financing activities amounted to $0.1 million primarily attributable to proceeds from borrowings of $0.5 million from the Line Facilities (defined below), offset by scheduled repayments of $0.3 million towards long-term debt and $0.2 million in stock repurchase obligations.

For the three months ended March 31, 2012, net cash provided by financing activities amounted to $1.3 million primarily attributable to proceeds from borrowings of $1.8 million from the Line Facilities, offset by scheduled repayments of $0.3 million towards long-term debt and $0.2 million in stock repurchase obligations. In addition, we made payments of $33,000 for the repurchase of our common stock.

Financing

We have two credit facilities totaling $4.0 million (the “Line Facilities”) with maturity dates of October 30, 2013. The interest rate is prime rate plus 1% with a minimum of 4.50%. Mr. Dickerson Wright and the Wright Family Trust, of which Mr. Wright is the trustee, have provided guarantees to our lender in connection with our Line Facilities and Term Loan (as defined below). Mr. Wright’s guarantee remains in effect for the term of the Line Facilities and Term Loan, regardless of his continuing employment. The Line Facilities contain cross default provisions with each other as well as cross default provisions with the note payable described below. In addition, the Line Facilities contain an annual maximum debt to tangible net worth covenant ratio of 2.30:1 and financial reporting covenant provisions. As of December 31, 2012, our debt to tangible net worth ratio was 2.33:1 which exceeded the maximum requirement; however, our lender waived this covenant through the maturity date of the loan, which is October 30, 2013. As of March 31, 2013, we were in compliance with this covenant and all other covenant provisions of the Line Facilities. As of March 31, 2013 and December 31, 2012, the outstanding balance on the Line Facilities was approximately $2.5 million and $2.0 million, respectively. On April 4, 2013, we repaid the outstanding principal balance of $2.5 million to the bank. Our capacity to borrow under the Line Facilities as of May 14, 2013 is $4.0 million.

We have a note payable to a bank (the “Term Loan”). On March 14, 2012, we amended the note payable to extend the maturity date from August 7, 2012 to February 1, 2015. The interest rate continues at prime rate with a minimum of 5.0%. The amended note continues to be payable in monthly principal installments of $46,000 with a lump sum of the remaining principal balance outstanding due at maturity. The amended note is collateralized by substantially all of our assets and is guaranteed by certain of our stockholders, NV5 Holdings, and Nolte, which guarantee in the case of Mr. Wright remains in effect for the term of the Term Loan regardless of his continuing employment. As of March 31, 2013 and December 31, 2012, we had outstanding balances of approximately $1.6 million and $1.7 million, respectively, in connection with the Term Loan.

The note held by the seller of the Nolte business (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. Under the terms of the Nolte Note, as amended, we pay quarterly principal installments of approximately $0.1 million plus interest. The Nolte Note is unsecured and is subordinated to our bank note, although we are permitted to make our periodic principal and interest payments. The outstanding balance of the Nolte Note was approximately $2.1 million and $2.2 million as of March 31, 2013 and December 31, 2012, respectively.

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaco, a 30-person engineering firm headquartered in Miami, Florida. Kaco commenced operations in 1984 and its development and engineering teams have worked on projects in South Florida, the Caribbean, and Central America during the last 25 years. The purchase price was $3.5 million, consisting of $1.0 million in cash; a note in the aggregate principal amount of $2.0 million (the “Kaco Note”) (bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter), which is payable as follows: $0.5 million due by (and paid on) December 28, 2012 and three equal payments of $0.5 million each due on the first, second and third anniversaries of the effective date of July 27, 2012; and 69,330 shares of common stock with an agreed value of $0.5 million, or $7.21 per share. The outstanding balance of the Kaco Note was $1.5 million as of March 31, 2013 and December 31, 2012.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2013.

Effects of Inflation

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

In December 2011, the FASB issued amended guidance requiring companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013, and interim periods within those annual fiscal years. The adoption of this standard did not have a material impact on our consolidated results of operations and financial condition.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. As the Company does not currently have indefinite-lived intangible assets, the adoption of ASU 2012-02 did not impact our financial position or results of operations.

Cautionary Statement about Forward Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

•	changes in demand from the local and state government and private clients that we serve;

•	general economic conditions, nationally and globally, and their effect on the market for our services;

•	fluctuations in our results of operations;

•	the government’s funding and budgetary approval process;

•	the possibility that our contracts may be terminated by our clients;

•	our ability to win new contracts and renew existing contracts;

•	our dependence on a limited number of clients;

•	our ability to successfully execute our mergers and acquisitions strategy, including the integration of new companies into our business;

•	our ability to successfully manage our growth strategy;

•	competitive pressures and trends in our industry and our ability to successfully compete with our competitors;

•	the credit and collection risks associated with our clients;

•	changes in laws, regulations, or policies;

•	the enactment of legislation that could limit the ability of local, state and federal agencies to contract for our privatized services;

•	our ability to complete our backlog of uncompleted projects as currently projected;

•	the risk of employee misconduct or our failure to comply with laws and regulations;

•	our ability to control, and operational issues pertaining to, business activities that we conduct with business partners and other third parties; and

•	control by our principal stockholder and the existence of certain anti-takeover measures in our governing documents.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2012. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our Form 10-K filing for the fiscal year ended December 31, 2012 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995, as amended. Readers can find them in “Item 1A. Risk Factors” of that filing and under the same heading of this filing. You may obtain a copy of our Form 10-K through our website, www.nv5.com. Information contained on our website is not incorporated into this report. In addition to visiting our website, you may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549 or at www.sec.gov. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, were effective such that the information relating to the Company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. As of the date of this Quarterly Report, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial position.

ITEM 1A.	RISK FACTORS

For the quarter ended March 31, 2013, there are no material changes to the risk factors set forth in “Item 1A, Risk Factors” of our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None

Report of Offering of Securities and Use of Proceeds

On March 26, 2013, the Company priced its initial public offering of 1,400,000 units. Each unit was comprised of one share of the Company’s common stock and one, five-year warrant to purchase one share of the Company’s common stock at a public offering price of $6.00 per unit. The units began trading on The NASDAQ Capital Market on March 27, 2013 and are trading solely as units until September 27, 2013. Following this date, the warrants will become exercisable at an exercise price of $7.80 per share. The units sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-186229), which was declared effective by the SEC on March 26, 2013. Roth Capital Partners, LLC acted as sole bookrunner for our initial public offering. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units solely to cover over-allotments. The closing of the offering occurred on April 2, 2013.

We received net proceeds of approximately $8.7 million on April 2, 2013 after deducting underwriters’ discounts, legal and offering expenses from our initial public offering. We will have broad discretion over the use of the net proceeds from the recently completed initial public offering. We currently intend to use the net proceeds primarily for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters and capital expenditures. We may also use a portion of the net proceeds to expand our current business through acquisitions or investments in other complementary strategic businesses. To the extent any net proceeds are used to repay any debt obligations, the aggregate outstanding balance of our notes payable to banks, former owners of acquired companies and non-controlling interest holders in Nolte as of March 31, 2013 was approximately $9.8 million with interest rates ranging from 3.0% to 5.0%.

We intend to invest the net proceeds in short- and intermediate-term interest-bearing obligations, investment-grade instruments, certificates of deposit or guaranteed obligations of the U.S. government, pending their use as described above.

Purchases of Equity Securities

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002††

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NV5 HOLDINGS, INC.

	By:	/s/ Michael P. Rama
Date: May 14, 2013		Michael P. Rama Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)