Form 10-Q/A
period 2013-03-31
NV5 Holdings, Inc.
filed 2013-05-15
CIK 1532961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-35849

NV5 Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3458017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 South Park Road, Suite 350 Hollywood, Florida 33021	33021
(Address of principal executive offices)	(zip code)

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

As of May14, 2013, there were outstanding 4,208,564 shares of the registrant’s common stock, $0.01 par value.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is being filed solely to correct the number of shares outstanding on the cover page of the registrant’s Form 10-Q for the period ended March 31, 2013 (the “Original Filing”) filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2013. No other changes have been made to the Original Filing, whether to update the Original Filing to reflect events occurring subsequent to the filing of the Original Filing or otherwise. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains new certifications by the registrant’s principal executive officer and principal financial officer, which are being filed as exhibits to this Form 10-Q/A. Because this Form 10-Q/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NV5 HOLDINGS, INC.

FORM 10-Q/A QUARTERLY REPORT

QUARTER ENDED MARCH 31, 2013

INDEX

Page
PART II – OTHER INFORMATION

ITEM 6 EXHIBITS	4

ITEM 6.	EXHIBITS.

Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.3****	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.4****	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously filed with the Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed with the SEC on May 14, 2013.
**	Previously furnished with the Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed with the SEC on May 14, 2013.
***	Previously furnished with the Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed with the SEC on May 14, 2013. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
****	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NV5 HOLDINGS, INC.

	By:	/s/ Michael P. Rama
Date: May 15, 2013		Michael P. Rama Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

5