Form 10-Q
period 2013-06-30
NV5 Holdings, Inc.
filed 2013-08-14
CIK 1532961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35849

NV5 Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3458017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South Park Road, Suite 350 Hollywood, Florida 33021	33021 (zip code)
(Address of principal executive offices)

(954) 495-2112

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2013, there were 4,280,051 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

QUARTER ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,711	$2,294
Accounts receivable, net of allowance for doubtful accounts of $1,512 and $1,631 as of June 30, 2013 and December 31, 2012, respectively	16,723	15,052
Prepaid expenses and other current assets	352	311
Deferred income tax assets	536	543

Total current assets	24,322	18,200
Property and equipment, net	1,371	1,273
Intangible assets, net	2,978	2,758
Goodwill	6,593	5,857
Cash surrender value of officers’ life insurance	658	656
Other assets	122	600
Deferred income tax assets	749	619

Total Assets	$36,793	$29,963

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,842	$3,261
Accrued liabilities	3,861	3,082
Income taxes payable	38	1,992
Billings in excess of costs and estimated earnings on uncompleted contracts	472	430
Client deposits	48	47
Current portion of contingent consideration	328	—
Current portion of stock repurchase obligation	739	772
Current portion of notes payable	1,608	3,538

Total current liabilities	10,936	13,122
Contingent consideration, less current portion	621	—
Stock repurchase obligations, less current portion	1,334	1,621
Notes payable, less current portion	3,471	3,851

Total liabilities	16,362	18,594

Commitments and contingencies

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 4,225,376 and 2,600,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012	42	26
Additional paid-in capital	16,818	9,065
Retained earnings	3,571	2,278

Total stockholders’ equity	20,431	11,369

Total liabilities and stockholders’ equity	$36,793	$29,963

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Gross contract revenues	$17,149	$14,823	$32,729	$28,921

Direct costs (excluding depreciation and amortization):
Salaries and wages	4,964	4,146	9,432	8,030
Sub-consultant services	3,092	2,359	5,475	4,688
Other direct costs	522	552	910	949

Total direct costs	8,578	7,057	15,817	13,667

Gross profit	8,571	7,766	16,912	15,254

Operating Expenses:
Salaries and wages, payroll taxes and benefits	4,833	4,502	9,748	9,520
General and administrative	1,450	1,367	2,842	3,089
Facilities and facilities related	809	827	1,663	1,607
Depreciation and amortization	372	311	723	713

Total operating expenses	7,464	7,007	14,976	14,929

Income from operations	1,107	759	1,936	325

Other (expense) income:
Interest expense	(43)	(93)	(136)	(174)

Total other (expense)	(43)	(93)	(136)	(174)

Income before income tax expense	1,064	666	1,800	151
Income tax expense	(327)	(222)	(507)	(49)

Net income and comprehensive income	$737	$444	$1,293	$102

Basic Earnings per Share	$0.20	$0.19	$0.43	$0.04

Diluted Earnings per Share	$0.18	$0.18	$0.40	$0.04

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENT of CHANGES IN STOCKHOLDER’S EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2012	2,600,000	$26	$9,065	$2,278	$11,369
Stock compensation	—	—	116	—	116
Proceeds from initial public offering, net of offering costs	1,610,000	16	7,637	—	7,653
Restricted stock issuance, net	15,376	—	—	—	—
Net income	—	—	—	1,293	1,293

Balance, June 30, 2013	4,225,376	42	16,818	$3,571	$20,431

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash Flows From Operating Activities:
Net income	$1,293	$102

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	723	713
Provision for doubtful accounts	49	191
Stock compensation	116	94
Deferred income taxes	(123)	(678)
Changes in operating assets and liabilities:
Accounts receivable	(1,015)	(793)
Prepaid expenses and other assets	12	(1,135)
Net change in cash surrender value of officers’ life insurance	(2)	(3)
Accounts payable	556	885
Accrued liabilities	678	(380)
Income taxes payable	(1,953)	(1,242)
Client deposits	(83)	(53)
Billings in excess of costs and estimated earnings on uncompleted contracts	41	(142)

Net cash provided by (used in) operating activities	292	(2,441)

Cash Flows From Investing Activities:
Cash paid for acquisition	(783)	—
Purchase of property and equipment	(341)	(288)

Net cash used in investing activities	(1,124)	(288)

Cash Flows From Financing Activities:
Proceeds from initial public offering	9,660	—
Initial public offering costs	(1,581)	—
Borrowings	517	1,750
Payments on long-term debt	(3,027)	(605)
Payments on stock repurchase obligation	(320)	(172)
Payments made for repurchase of common stock	—	(41)

Net cash provided by financing activities	5,249	932

Net Increase (Decrease) in Cash and Cash Equivalents	4,417	(1,797)
Cash and cash equivalents - beginning of period	2,294	2,762

Cash and cash equivalents – end of period	$6,711	$965

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30, 2013	June 30, 2012
Supplemental disclosures of cash flow information:
Cash paid for interest	$143	$118
Cash paid for income taxes	$2,334	$1,968

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$949	$—
Note and stock payable for acquisition	$300	$—
Reclassification of previously capitalized initial public offering costs from other assets to additional paid-in capital upon completion of initial public offering (including costs incurred prior to 2013)	$426	$—

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

Note 1 - Organization and Nature of Business Operations

Business

NV5 Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”, “we” or “our”) is a holding company providing professional and technical consulting and certification services to public and private sector clients. We focus on the infrastructure, construction, real estate and environmental markets. The scope of our projects includes planning, design, consulting, permitting, inspection and field supervision, and management oversight. We also provide forensic engineering, litigation support, condition assessment and compliance certification. We operate our business through a network of 22 locations in California, Colorado, Utah, Florida and New Jersey. We conduct our operations through two primary operating subsidiaries: (i) Nolte Associates, Inc. (“Nolte”), which began operations in 1949, was incorporated as a California corporation in 1957 and in which we acquired a controlling interest in August 2010, and (ii) NV5, Inc. (“NV5”), which was incorporated as a Delaware corporation in 2009.

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

On April 30, 2013, the Company acquired certain assets and assumed certain liabilities of Consilium Partners (“Consilium” or “Consilium Partners”), a 20-person, owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners (see Note 4).

The acquisitions referenced above were accounted for as business combinations under the acquisition method of accounting. Under this method, the assets acquired, liabilities assumed and non-controlling interest were recorded in the Company’s consolidated financial statements at their respective fair values as of the acquisition dates, and the results of these acquisitions are included in the Company’s consolidated results from the respective dates of acquisition.

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

On March 26, 2013, the Company priced its initial public offering of 1,400,000 units. Each unit was comprised of one share of the Company’s common stock and one, five-year warrant to purchase one share of the Company’s common stock, at a public offering price of $6.00 per unit. The units began trading on The NASDAQ Capital Market on March 27, 2013 and are trading solely as units until September 27, 2013. Following this date, the warrants will become exercisable at an exercise price of $7.80 per share. The warrant exercise period expires on March 27, 2018 or earlier upon redemption. We may call the warrants for redemption as follows: (i) at a price of $0.01 for each warrant at any time while the warrants are exercisable, so long as a registration statement relating to the common stock issuable upon exercise of the warrants is effective and current: (ii) upon not less than 30 days prior written notice of redemption to each warrant holder; and (iii) if, and only if, the reported last sale price of the common stock equals or exceeds $12.00 per share for the 20-trading-day period ending on the third business day prior to the notice of redemption to warrant holders. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units, solely to cover over-allotments. The closing of the offering occurred, and was recorded, on April 2, 2013, upon which we received net proceeds of approximately $8.7 million after deducting underwriters’ discounts, legal and offering expenses and issued 1,610,000 units.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 and cash flows for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any future interim period or for the full 2013 fiscal year.

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

Concentration of Credit Risk

Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 67% and 76% of our revenues for the six months ended June 30, 2013 and 2012, respectively, are from California-based projects and approximately 17% and 20% of revenues for the six months ended June 30, 2013 and 2012, respectively, are from one client. Furthermore, approximately 43% and 45% of our accounts receivable as of June 30, 2013 and December 31, 2012, respectively, is from government and government-related contracts. As management continually evaluates the creditworthiness of these and future clients, the risk of credit default is considered limited.

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

The Company measures contingent consideration liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. We use a probability-weighted approach as a valuation technique to determine the fair value of the contingent consideration. The significant unobservable inputs used in the fair value measurements are projections over the earn-out period (generally one year), and the probability outcome percentages we assign to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. As such, the contingent consideration is classified within Level 3. Items classified as Level 3 within the valuation hierarchy, consisting of contingent consideration liabilities related to recent acquisitions, were valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the contingent payments are achieved.

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

Property and equipment balances are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized an impairment charge relating to property and equipment during the three and six months ended June 30, 2013 and 2012.

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

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is not met, then performing the two-step quantitative impairment test is unnecessary. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques. We are required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared to the carrying value of its reporting unit goodwill to determine the appropriate impairment charge, if any. We have elected to perform our annual goodwill impairment review on August 1 of each year. On August 1, 2012, we conducted our annual impairment test on the goodwill associated with the acquisition of Nolte using the quantitative method of evaluating goodwill. Based on this quantitative analysis we determined the fair value of this reporting unit exceeded the carrying value of this reporting unit. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2012 and no indicators, events or changes in circumstances indicated that goodwill was impaired during the period from August 2, 2012 through December 31, 2012. There were no indicators, events or changes in circumstances to indicate that goodwill is impaired during the three and six months ended June 30, 2013.

Identifiable intangible assets primarily include customer backlog, customer relationships, tradenames and non-compete agreements. Amortizable intangible assets are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized an impairment charge relating to amortizable intangible assets during the three and six months ended June 30, 2013 and 2012.

See Note 7 for further information on goodwill and identified intangibles.

Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three and six months ended June 30, 2013 and 2012. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with ASC 260, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. The weighted average number of shares outstanding in calculating basic earnings per share for the three and six months ended June 30, 2013 and 2012 exclude 429,622 and 416,761 non-vested restricted shares, respectively, issued since 2010. These non-vested restricted shares are not included in basic earnings per share until the vesting requirement is met. The weighted average number of shares outstanding in calculating diluted earnings per share for the three and six months ended June 30, 2013 includes non-vested restricted shares and units, however excludes the warrants associated with our initial public offering which are anti-dilutive during the periods then ending.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator:
Net income – basic and diluted	$737	$444	$1,293	$102

Denominator:
Basic weighted average shares outstanding	3,778,062	2,312,173	2,986,332	2,315,602
Effect of dilutive non-vested restricted shares and units	243,780	215,506	239,999	211,573
Effect of issuable shares related to acquisitions	8,160	—	4,080	—

Diluted weighted average shares outstanding	4,030,002	2,527,679	3,230,411	2,527,175

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

Unbilled work results when the appropriate contract revenue amount has been recognized in accordance with the percentage-of-completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of contract revenues recognized on these contracts as of the reporting date.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

Advertising

Advertising costs are charged to expense in the period incurred and amounted to $28 and $47 for the three months ended June 30, 2013 and 2012, respectively, and $41 and $89 for the six months ended June 30, 2013 and 2012, respectively.

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

Leases

The Company’s office leases are classified as operating leases and rent expense is included in facilities and facilities related expense in the Company’s consolidated statements of comprehensive income. Some lease terms include rent and other concessions and rent escalation clauses which are included in computing minimum lease payments. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. The variance of rent expense recognized from the amounts contractually due pursuant to the underlying leases is reflected as a short-term liability in the Company’s consolidated balance sheets.

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

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

The Company recognizes the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies the uncertain tax position guidance to all tax positions for which the statute of limitations remains open. Generally, the Company remains subject to income tax examinations by our major taxing authorities from inception in 2009. Nolte generally is no longer subject to income tax examinations by its major taxing authorities for years ending before September 28, 2006. The Company’s policy is to classify interest accrued as interest expense and penalties as operating expenses. As of June 30, 2013 and December 31, 2012, the Company does not have any material uncertain tax positions.

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

Note 4 – Business Acquisitions

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners, a 20-person, owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners. Consilium Partners possesses specialized expertise in managing technically demanding projects, while having an affinity for leading teams and cultivating teamwork with the people who ultimately determine a project’s success. The purchase price was $1,083 consisting of cash, notes and common stock plus an earn-out of up to $1,000 in cash and/or our common stock. Payment of the $1,000 earn-out is based on the achievement of a certain agreed upon metric for calendar year 2013, and if achieved, is payable in three annual installments beginning in January 31, 2014 consisting of cash and/or our common stock.

Under the acquisition method of accounting, the Company recognized the assets acquired and the liabilities assumed at their fair values and recorded a preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of April 30, 2013. Goodwill was recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and the amount attributable to the reputation of the businesses acquired, the workforce in place and the synergies to be achieved from this acquisition. The allocation of the purchase price to identifiable intangible assets (customer relationships, customer backlog, trade name and non-compete) is based on valuations performed to determine the fair value of such assets as of the acquisition date.

The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. We estimated the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability on the consolidated balance sheet as of June 30, 2013. We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following: (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former owners of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees. The contingent earn-out payments are not affected by employment termination.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

We measure our earn-out (contingent consideration) liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. We use a probability-weighted approach as a valuation technique to determine the fair value of the contingent consideration. The significant unobservable inputs used in the fair value measurements are projections over the earn-out period (generally one year), and the probability outcome percentages we assign to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the contingent earn-out liability on the acquisition date is reflected as cash used in operating activities.

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

Accounts receivable	$704
Property and equipment	22
Intangible assets:
Customer relationships	475
Trade name	49
Customer backlog	91
Non-compete	63

Total Assets	1,404
Liabilities	(108)

Net assets acquired	$1,296

Consideration paid (Cash, Notes and stock)	$1,083
Contingent earn-out liability (Cash and stock)	949

Total Consideration	$2,032

Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$736

For income tax purposes, goodwill from this acquisition is deductible over a 15-year period.

The consolidated financial statements of the Company include the results of operations from the business and assets acquired from May 1, 2013 to June 30, 2013 and include gross revenues and net income of approximately $620 and $56, respectively. Included in general and administrative expense for the six and three months ended June 30, 2013 is $6 of acquisition-related costs pertaining to our acquisition activities. The Company’s preliminary determination is that this acquisition does not constitute a significant business combination and, therefore, historical financial statements and related pro forma financial statements are not required to be disclosed. The fair value of the contingent consideration obligation did not change during the period from the April 30, 2013 (acquisition date) through June 30, 2013.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

Note 5 – Accounts Receivable, net

Accounts receivable, net, consists of the following:

	June 30, 2013	December 31, 2012
Billed	$12,117	$11,907
Unbilled	5,584	4,270
Contract retentions	534	506

	18,235	16,683
Less: allowance for doubtful accounts	(1,512)	(1,631)

Accounts receivable, net	$16,723	$15,052

Billed accounts receivable represent amounts billed to clients that remain uncollected as of the balance sheet date. Unbilled accounts receivable represent recognized revenues pending billing pursuant to contract terms or accounts billed after period end, and are expected to be billed and collected within the next 12 months.

Note 6 – Property and Equipment, net

Property and equipment, net, consists of the following:

	June 30, 2013	December 31, 2012
Office furniture and equipment	$284	$255
Computer equipment	946	861
Survey and field equipment	1,007	898
Leasehold improvements	1,029	1,032

	3,266	3,046
Accumulated depreciation	(1,895)	(1,773)

Property and equipment – net	$1,371	$1,273

Depreciation expense for the three months ended June 30, 2013 and 2012 was $136 and $156, respectively, and $265 and $338 for the six months ended June 30, 2013 and 2012, respectively.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

Note 7 – Goodwill and Intangible Assets, net

Goodwill

The table set forth below shows the change in goodwill during the period from December 31, 2012 through June 30, 2013:

Goodwill as of December 31, 2012	$5,857

2013 acquisition	736

Goodwill as of June 30, 2013	$6,593

Intangible assets

Intangible assets, net, at June 30, 2013 and December 31, 2012 consists of the following:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$4,026	$(1,339)	$2,687	$3,551	$(1,093)	$2,458
Trade name	801	(742)	59	752	(581)	171
Customer backlog	707	(611)	96	616	(572)	44
Non-compete	155	(19)	136	92	(7)	85

Total	$5,689	$(2,711)	$2,978	$5,011	$(2,253)	$2,758

Trade name is amortized on a straight-line basis over its estimated life ranging from one to three years. Customer backlog and customer relationships are amortized based on the future expected revenues, with weighted average amortization periods ranging from 1 to 9 years. Non-compete is amortized over its contractual life ranging from 4 to 5 years.

Amortization expense for the three months ended June 30, 2013 and 2012 was $236 and $155, respectively, and $458 and $375 for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, the future estimated aggregate amortization related to intangible assets is as follows:

Period ending June 30,
2014	$783
2015	569
2016	483
2017	389
2018	255
Thereafter	499

Total	$2,978

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2013	December 31, 2012
Stock payable for acquisition	$100	—
Deferred rent	557	614
Payroll and related taxes	718	632
Professional fees	166	235
Benefits	817	294
Compensated absences	1,208	1,054
Other	295	253

Total	$3,861	$3,082

Note 9 – Notes Payable

Notes payable consists of the following:

	June 30, 2013	December 31, 2012
Two lines of credit facilities totaling $4,000 (the “Line Facilities”), due October 30, 2013, interest payable monthly at prime rate plus 1% with a minimum of 4.50% until maturity, collateralized by substantially all Company assets, guaranteed by certain stockholders and a wholly owned subsidiary, and contain cross default provisions with each other and with the note payable described below (1)	$—	$1,983

Note payable to bank (the “Term Loan”), interest at prime rate (minimum 5.0%), due February 1, 2015, payable in monthly installments of $46 and a lump sum of the remaining principal balance outstanding at maturity, collateralized by substantially all Company assets, guaranteed by certain stockholders	1,420	1,696

Note payable to former stockholder of Nolte, interest at prime rate plus 1% (maximum 7.0%), due July 29, 2017, payable in quarterly principal installments of $119. Unsecured and subordinated to note payable to bank (2).	1,946	2,184

$2,000 uncollateralized promissory note issued to the former owner of Kaco (bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter), payable in three equal payments of $500 each due on the first, second and third anniversaries of the effective date of July 27, 2012 (3)	1,500	1,500

$200 uncollateralized promissory note issued to the former owners of Consilium (bearing interest at 4.0%), payable in three equal payments of $66 each due on the first, second and third anniversaries of the effective date of April 30, 2013	200	—

Other	13	26

Total debt	5,079	7,389
Less: current maturities	(1,608)	(3,538)

Long-term debt, net of current maturities	$3,471	$3,851

(1)	During the first quarter we borrowed $517 under the Lines Facilities, however on April 4, 2013, we repaid the outstanding principal balance of $2,500 to the bank. Our capacity to borrow under the Line Facilities as of August 13, 2013 is $4,000. We are in preliminary discussions with our lender to potentially extend and/or expand the capacity of the Lines Facilities.
(2)	On March 12, 2013, the note holder provided his irrevocable confirmation that he will not elect to convert any portion of this note into common stock of the Company now or in the future.
(3)	On July 26, 2013, we paid $500 in connection with this obligation.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

Future contractual maturities of long-term debt as of June 30, 2013 are as follows:

Period ending June 30,
2014	$1,608
2015	1,911
2016	1,043
2017	477
2018	40
Thereafter	—

Total	$5,079

Note 10– Stock Repurchase Obligation

The Stock Repurchase Obligation at June 30, 2013 and December 31, 2012 represents notes payable for the repurchase of common stock of certain former stockholders of Nolte. These notes are unsecured and subordinated to bank debt and the maintenance of related debt covenants, and bear interest from 3.25% to 4.25%. The rates adjust annually based on the prime rate. The notes require quarterly interest and principal payments of approximately $180 through 2019. The outstanding balance of the stock repurchase obligation was $2,073 and $2,393 as of June 30, 2013 and December 31, 2012, respectively.

Future maturities of these notes as of June 30, 2013 are as follows:

Period ending June 30,
2014	$739
2015	577
2016	227
2017	133
2018	133
Thereafter	264

Total	$2,073

Note 11 – Leases

The Company leases various office facilities from unrelated parties. These leases expire through 2017 and, in certain cases, provide for escalating rental payments and reimbursement for operating costs. The Company also leases office space from a stockholder on a month-to-month basis and the former owner of Kaco which became a stockholder on December 28, 2012 in conjunction with the Kaco acquisition. The Company recognized lease expense of $690 and $704 during the three months ended June 30, 2013 and 2012, respectively, and $1,420 and $1,384 during the six months ended June 30, 2013 and 2012, respectively, which is included in “Facilities and facilities related” in the consolidated statements of comprehensive income. Included in these amounts are $60 and $15 for the three months ended June 30, 2013 and 2012, respectively, and $119 and $29 for the six months ended June 30, 2013 and 2012, respectively, for office leases with stockholders of the Company.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

Note 12 – Commitments and Contingencies

Litigation, Claims and Assessments

From time to time the Company may become subject to threatened and/or asserted claims arising in the ordinary course of business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably possible to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

Note 13 – Officers’ Life Insurance

Investments in life insurance policies were made with the intention of utilizing them as a long-term funding source for post-retirement benefits. However, they do not represent a committed funding source for these obligations and are subject to claims from creditors. This plan was terminated in conjunction with the Nolte Transaction, and the Company has no further financial obligations under these policies as of June 30, 2013.

The net cash surrender value of these policies at June 30, 2013 and December 31, 2012 was $658 and $656, respectively.

Note 14 – Stock-Based Compensation

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

During the second quarter of 2013, we granted from the 2011 Equity Plan 20,000 restricted shares to management and employees and 8,508 restricted stock units to non-employee directors with an aggregate deferred compensation amount of approximately $203. The fair value of these shares and units are based on the quoted market values of the Company’s equity as of the grant dates, which is a weighted-average of $7.12 per share. The restricted shares granted provide for service based vesting after three years following the grant date and the restricted stock units granted provide for service based vesting as of the day immediately preceding the first annual meeting of the stockholders of the Company following the grant date.

During April 2012, we granted from the 2011 Equity Plan 39,657 restricted shares to management and employees of which 2,565 shares forfeited during 2012 with an aggregate deferred compensation amount of approximately $268. During the six and three months ended June 30, 2013, there were 4,574 shares forfeited. The fair value of these shares is based on the estimated fair value of the Company’s equity as of the grant date, which was estimated at $7.21 per share. These awards provide for service based vesting after three years.

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

Share-based compensation expense relating to restricted stock awards during the three months ended June 30, 2013 and 2012 was $55 and $56, respectively, and for the six months ended June 30, 2013 and 2012 was $116 and $94, respectively. As of June 30, 2013, no shares or units have vested since the Plan inception, and approximately $663 of deferred compensation, which is expected to be recognized over the next 1.5 years, is unrecognized at June 30, 2013.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

Note 15 – Income Taxes

As of June 30, 2013, the Company had net current and net non-current deferred income tax assets of $536 and $749, respectively. As of December 31, 2012, the Company had current and net non-current deferred income tax assets of $543 and $619, respectively. Deferred income tax assets consist primarily of accounting reserves and certain research and development tax credits not currently utilized for tax purposes. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes.

Our consolidated effective income tax rate was 28.2% and 30.7% for the six and three months ended June 30, 2013, respectively. The difference between the effective tax rate and the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction and research and development credits. The effective tax rate for the six months ended June 30, 2013 also includes the discrete tax benefit of 3.9% related to the retroactive legislative reinstatement on January 2, 2013 of the Research and Development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law. Our consolidated effective income tax rate was 32.5% and 33.3% for the six and three months ended June 30, 2012, respectively. The reduction in the effective tax rate compared to the combined statutory federal and state tax rate of 39.0% is due primarily to the domestic production activities deduction during 2012.

In 2011, the California Franchise Tax Board initiated an examination of Nolte’s state of California tax filings and raised various questions about approximately $700 of research and development tax credits generated and included on Nolte’s state of California tax returns for the years 2005-2010. Nolte responded to these inquiries, but in the fourth quarter of 2012, the California Franchise Tax Board denied these credits in full.

Nolte has appealed the ruling and engaged a specialist firm to assist with the appeal. Nolte is vigorously defending its position and believes this position meets the recognition criteria under ASC 740-10. Nolte believes it has appropriate documentation to support the credits in full. Accordingly, Nolte has not recorded a liability for uncertain tax benefits related to these state or federal research and development credits. An adverse outcome could have an adverse impact on our financial position, results of operations and cash flows.

Note 16 – Subsequent Events

On July 8, 2013, we acquired certain assets and assumed certain liabilities of the Tampa, Florida division of Pitman-Hartenstein & Associates, which specializes in transportation infrastructure engineering for an all-cash purchase price of approximately $1,000.

Under the acquisition method of accounting, the Company will recognize the assets acquired and the liabilities assumed at their fair values and will record an allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of July 8, 2013. We expect goodwill will be recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and the amount attributable to the reputation of the businesses acquired, the workforce in place and the synergies to be achieved from this acquisition. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we will likely engage a third party independent valuation specialist. The Company expects to establish a preliminary purchase price allocation with respect to this transaction by the end of the third quarter of 2013. The Company’s preliminary determination is that this acquisition will not constitute a significant business combination and, therefore, historical financial statements and related pro forma financial statements will not be required to be disclosed.

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

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners (“Consilium” or Consilium Partners”), a 20-person, owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners (see below).

Key Trends, Developments and Challenges

Initial public offering. On March 26, 2013, the Company priced its initial public offering of 1,400,000 units. Each unit was comprised of one share of the Company’s common stock and one, five-year warrant to purchase one share of the Company’s common stock at a public offering price of $6.00 per unit. The units began trading on The NASDAQ Capital Market on March 27, 2013 and are trading solely as units until September 27, 2013. Following this date, the warrants will become exercisable at an exercise price of $7.80 per share. The warrant exercise period expires on March 27, 2018 or earlier upon redemption. We may call the warrants for redemption as follows: (i) at a price of $0.01 for each warrant at any time while the warrants are exercisable, so long as a registration statement relating to the common stock issuable upon exercise of the warrants is effective and current: (ii) upon not less than 30 days prior written notice of redemption to each warrant holder; and (iii) if, and only if, the reported last sale price of the common stock equals or exceeds $12.00 per share for the 20-trading-day period ending on the third business day prior to the notice of redemption to warrant holders. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units, solely to cover over-allotments. The closing of the offering occurred on April 2, 2013, upon which we received net proceeds of approximately $8.7 million after deducting underwriters’ discounts, legal and offering expenses and issued 1,610,000 units.

Acquisitions. On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners, a 20-person, owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners. Consilium Partners possesses specialized expertise in managing technically demanding projects, while having an affinity for leading teams and cultivating teamwork with the people who ultimately determine a project’s success. The purchase price was approximately $1.1 million consisting of cash, notes and common stock plus an earn-out of up to $1.0 million in cash and/or our common stock. Payment of the $1.0 million earn-out is based on the achievement of a certain agreed upon metric for calendar year 2013, and if achieved, is payable in three annual installments beginning in January 31, 2014 consisting of cash and/or our common stock. This acquisition supplements our established infrastructure presence nationally, especially in the Rocky Mountain region, while being accretive to our earnings. In addition, this acquisition complements and strengthens our capabilities in program management, an area of strategic growth for us.

On July 8, 2013, we acquired certain assets and assumed certain liabilities of the Tampa, Florida division of Pitman-Hartenstein & Associates, which specializes in transportation infrastructure engineering for an all-cash purchase price of approximately $1.0 million. This acquisition strengthens our platform by now allowing us to deliver transportation engineering services to the Southeastern U.S., as we have in California and the Rocky Mountain region.

Backlog. As of June 30, 2013, we had approximately $55 million of gross revenue backlog expected to be recognized over the next 12 months compared to gross revenue backlog of approximately $45 million as of December 31, 2012. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

Tax credit dispute. In 2011, the California Franchise Tax Board initiated an examination of Nolte’s state of California tax filings and raised various questions about approximately $0.7 million of research and development tax credits generated and included on Nolte’s tax returns for the years 2005-2010. We responded to these inquiries, but in the fourth quarter of 2012, the California Franchise Tax Board denied these credits in full.

Nolte has appealed the ruling and engaged a specialist firm to assist with the appeal. We are vigorously defending Nolte’s position and believes this position meets the recognition criteria under ASC 740-10. Nolte believes it has appropriate documentation to support the credits in full. Accordingly, we have not recorded a liability for uncertain tax benefits related to these state or federal research and development credits. An adverse outcome could have an adverse impact on our financial position, results of operations and cash flows.

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

For the six months ended June 30, 2013 and 2012, cost-reimbursable contracts represented approximately 90% and 93%, respectively, of our total contract revenues.

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

For the six months ended June 30, 2013 and 2012, fixed-price contracts represented approximately 10% and 7%, respectively, of our total contract revenues.

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

Factors Affecting Comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Recent Acquisitions

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaco, a 30-person engineering firm headquartered in Miami, Florida. As a result of this acquisition in 2012, we commenced recognizing revenues and amortizing intangible assets during the third quarter of 2012, primarily affecting the comparability between the three and six months ended June 30, 2013 and the comparable periods of 2012.

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners, a 20-person, owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners. As a result of this acquisition in 2013, we commenced recognizing revenues and amortizing intangible assets during the second quarter of 2013, primarily affecting the comparability between the three and six months ended June 30, 2013 and the comparable periods of 2012.

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

During the second quarter of 2013, we granted from the 2011 Equity Plan 20,000 restricted shares to management and employees and 8,508 restricted stock units to non-employee directors with an aggregate deferred compensation amount of approximately $203,000. The fair value of these shares and units are based on the quoted market values of the Company’s equity as of the grant dates, which is a weighted-average of $7.12 per share. The restricted shares granted provide for service based vesting after three years following the grant date and the restricted stock units granted provide for service based vesting as of the day immediately preceding the first annual meeting of the stockholders of the Company following the grant date.

During April 2012, we granted from the 2011 Equity Plan 39,657 restricted shares to management and employees of which 2,565 shares forfeited during 2012 with an aggregate deferred compensation amount of approximately $268,000. During the six and three months ended June 30, 2013, there were 4,574 shares forfeited. The fair value of these shares is based on the estimated fair value of the Company’s equity as of the grant date, which was estimated at $7.21 per share. These awards provide for service based vesting after three years.

Share-based compensation expense relating to restricted shares and units during the three months ended June 30, 2013 and 2012 was approximately $55,000 and $56,000, respectively, and for the six months ended June 30, 2013 and 2012 was approximately $116,000 and $94,000, respectively. As of June 30, 2013, no shares or units have vested since the Plan inception, and approximately $663,000 of deferred compensation, which is expected to be recognized over the next 1.5 years, is unrecognized at June 30, 2013.

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

Unbilled work results when the appropriate contract revenue amount has been recognized in accordance with the percentage-of-completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of contract revenues recognized on these contracts as of the reporting date.

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

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is not met, then performing the two-step quantitative impairment test is unnecessary. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques. We are required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared to the carrying value of its reporting unit goodwill to determine the appropriate impairment charge, if any. We have elected to perform our annual goodwill impairment review on August 1 of each year. On August 1, 2012, we conducted our annual impairment test on the goodwill associated with the acquisition of Nolte using the quantitative method of evaluating goodwill. Based on this quantitative analysis we determined the fair value of this reporting unit exceeded the carrying value of this reporting unit. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2012 and no indicators, events or changes in circumstances indicated that goodwill was impaired during the period from August 2, 2012 through December 31, 2012. There were no indicators, events or changes in circumstances to indicate that goodwill is impaired during the six and three months ended June 30, 2013.

Identifiable intangible assets primarily include customer backlog, customer relationships, tradenames and non-compete agreements. Amortizable intangible assets are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized an impairment charge relating to amortizable intangible assets during the six and three months ended June 30, 2013 and 2012.

Contingent Considerations

The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. We estimated the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability on the consolidated balance sheet as of June 30, 2013. We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following: (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former owners of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees. The contingent earn-out payments are not affected by employment termination.

We measure our earn-out (contingent consideration) liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. We use a probability-weighted approach as a valuation technique to determine the fair value of the contingent consideration. The significant unobservable inputs used in the fair value measurements are projections over the earn-out period (generally one year), and the probability outcome percentages we assign to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the contingent earn-out liability on the acquisition date is reflected as cash used in operating activities.

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.

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

The Company recognizes the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies the uncertain tax position guidance to all tax positions for which the statute of limitations remains open. Generally, we remain subject to income tax examinations by our major taxing authorities from inception in 2009. Nolte generally is no longer subject to income tax examinations by its major taxing authorities for years ending before September 28, 2006. Our policy is to classify interest accrued as interest expense and penalties as operating expenses. As of June 30, 2013 and December 31, 2012, we did not have any material uncertain tax positions.

Results of Operations

The following table represents our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	$	% of gross contract revenues	$	% of gross contract revenues	$	% of gross contract revenues	$	% of gross contract revenues
Gross contract revenues	$17,149	100.0%	$14,823	100.0%	$32,729	100.0%	$28,921	100.0%

Direct costs	8,578	50.0%	7,057	47.6%	15,817	48.3%	13,667	47.3%

Gross profit	8,571	50.0%	7,766	52.4%	16,912	51.7%	15,254	52.7%

Operating expenses	7,464	43.5%	7,007	47.3%	14,976	45.8%	14,929	51.6%

Income from operations	1,107	6.5%	759	5.1%	1,936	5.9%	325	1.1%

Other expense	(43)	(0.3%)	(93)	(0.6%)	(136)	(0.4%)	(174)	(0.6%)

Income tax expense	(327)	(1.9%)	(222)	(1.5%)	(507)	(1.5%)	(49)	(0.1%)

Net income loss	$737	4.3%	$444	3.0%	$1,293	4.0%	$102	0.4%

Three and Six Months Ended June 30, 2013 compared to Three and Six Months Ended June 30, 2012

Gross contract revenues. Our contract revenues increased approximately $2.3 million and $3.8 for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increases in revenues are primarily due to the start of new projects in our infrastructure, engineering, and support services, as well as revenues generated during the three and six months ended June 30, 2013 substantially as a result of the Kaco and Consilium acquisitions on July 27, 2012 and April 30, 2013, respectively. We are currently unaware of delays in current projects and therefore are not anticipating such to influence future revenues. These revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Direct costs. Our direct costs increased approximately $1.5 million and $2.1 for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase in direct costs is primarily due to an increase in utilization from our professional staff as a result of an increase in projects compared to the same period last year. Direct costs of contracts include direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

As a percentage of revenues, direct costs of contracts were 50.0% and 48.3% for the three and six months ended June 30, 2013, respectively, compared to 47.6% and 47.3% for the three and six months ended June 30, 2012, respectively. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors, including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Revenues from sub-consultant costs typically have lower margins associated with them. It is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit.

Operating expenses. Our operating expenses increased approximately $50,000 for the six months ended June 30, 2013 compared to the same period in 2012. The increase in operating expenses was due to additional administrative expenses as a result of the Kaco and Consilium acquisitions partially offset by reduction in our indirect compensation expense due to the increase utilization from our professional staff. Our operating expenses increased approximately $0.5 million for the three months ended June 30, 2013 compared to the same period in 2012. The increase in operating expenses was primarily due to additional administrative expenses as a result of the Kaco and Consilium acquisitions and professional and legal expenses. Operating expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and all employee benefits and the portion of salaries and wages not allocated to direct costs of contract revenues. Operating expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees, and administrative operating costs. We expense operating costs when incurred. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs. Therefore, when our professional services revenues increase or decrease, it is not unusual to see a corresponding change in operating expenses.

As a percentage of revenues, operating expenses were 43.5% and 45.8% for the three and six months ended June 30, 2013, respectively, compared to 47.3% and 51.6% for the three and six months ended June 30, 2012, respectively. These decreases were the result of the increase in utilization of our professional staff as a result of increase in projects compared to the same periods last year and internal focus on performance optimization.

Income taxes. Our consolidated effective income tax rate was 30.7% and 28.2% for the three and six months ended June 30, 2013, respectively. The difference between the effective tax rate and the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction and research and development credits. The effective tax rate for the six months ended June 30, 2013 also includes the discrete tax benefit of 3.9% related to the retroactive legislative reinstatement on January 2, 2013 of the Research and Development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law. Our consolidated effective income tax rate was 33.3% and 32.5% for the three and six months ended June 30, 2012. The reduction in the effective tax rate compared to the combined statutory federal and state tax rate of 39.0% is due to the domestic production activities deduction for 2012.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, our lines of credit, and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, and acquisition and restructuring expenditures. An additional use of cash during 2012 and 2013 is for the payment of income taxes as a result of our acquisition of Nolte during 2010, whereby Nolte was required to switch from a cash basis taxpayer to an accrual basis taxpayer. We believe our sources of liquidity, including cash flow from operations, existing cash and cash equivalents, proceeds from our recent initial public offering, and borrowing capacity under our credit facilities will be sufficient to meet our projected cash requirements. This includes the increased operating expenses we began to incur in April 2013 and will continue to incur in connection with our change in status to a publically traded company, such as financial and accounting personnel we have hired or will hire and our planned strategic acquisition activity for at least the next twelve months. We will monitor our capital requirements thereafter to ensure our needs are in line with available capital resources.

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

On March 26, 2013, the Company priced its initial public offering of 1,400,000 units. Each unit was comprised of one share of the Company’s common stock and one, five-year warrant to purchase one share of the Company’s common stock at a public offering price of $6.00 per unit. The units began trading on The NASDAQ Capital Market on March 27, 2013 and are trading solely as units until September 27, 2013. Following this date, the warrants will become exercisable at an exercise price of $7.80 per share. The warrant exercise period expires on March 27, 2018 or earlier upon redemption. We may call the warrants for redemption as follows: (i) at a price of $0.01 for each warrant at any time while the warrants are exercisable, so long as a registration statement relating to the common stock issuable upon exercise of the warrants is effective and current: (ii) upon not less than 30 days prior written notice of redemption to each warrant holder; and (iii) if, and only if, the reported last sale price of the common stock equals or exceeds $12.00 per share for the 20-trading-day period ending on the third business day prior to the notice of redemption to warrant holders. The units sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-186229), which was declared effective by the SEC on March 26, 2013. Roth Capital Partners, LLC acted as sole bookrunner for our initial public offering. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units solely to cover over-allotments. The closing of the offering occurred on April 2, 2013.

We received net proceeds of approximately $8.7 million on April 2, 2013 after deducting underwriters’ discounts, legal and offering expenses from our initial public offering. We will have broad discretion over the use of the net proceeds from the recently completed initial public offering. We currently intend to use the net proceeds primarily for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters and capital expenditures. We may also use a portion of the net proceeds to expand our current business through acquisitions or investments in other complementary strategic businesses. To the extent any net proceeds are used to repay any debt obligations, the aggregate outstanding balance of our notes payable to banks, former owners of acquired companies and non-controlling interest holders in Nolte as of June 30, 2013 was approximately $8.1 million with interest rates ranging from 3.0% to 5.0%.

Cash Flows

As of June 30, 2013, our cash and cash equivalents totaled $6.7 million and accounts receivable, net of allowance for doubtful accounts, totaled $16.7 million, compared to $2.3 million and $15.1 million, respectively, on December 31, 2012. As of June 30, 2013, our accounts payable and accrued liabilities were $3.8 million and $3.9 million, respectively, compared to $3.3 million and $3.1 million, respectively, on December 31, 2012. Also, as of June 30, 2013, we had notes payable and stock repurchase obligations of $5.1 million and $2.1 million, respectively, compared to $7.4 million and $2.4 million, respectively, on December 31, 2012.

Operating activities

For the six months ended June 30, 2013, net cash provided by operating activities amounted to $0.3 million primarily attributable to net income of $1.3 million, decreases of $2.2 million in deferred and income taxes payable and an increase of $1.0 million to accounts receivable, partially offset by non-cash charges of $0.7 million from depreciation and amortization and increases of $1.2 million in accounts payable and accrued liabilities. During 2013, we made income tax payments of approximately $2.3 million, which included payment of income taxes as a result of our acquisition of Nolte during 2010 whereby Nolte was required to switch from a cash basis taxpayer to an accrual basis taxpayer.

For the six months ended June 30, 2012, net cash used in operating activities amounted to $2.4 million primarily attributable to decreases of $1.9 million in deferred and income taxes payable and increases of $0.8 million to accounts receivable and $1.1 million to prepaid expenses, partially offset by non-cash charges of $0.7 million from depreciation and amortization and increases of $0.9 million in accounts payable. During 2012, we made income tax payments of approximately $2.0 million, which included payment of income taxes as a result of our acquisition of Nolte during 2010 whereby Nolte was required to switch from a cash basis taxpayer to an accrual basis taxpayer.

Investing activities

For the six months ended June 30, 2013, net cash used in investing activities amounted to $1.1 million primarily resulting from cash used for the acquisition of Consilium and purchase of property and equipment.

For the six months ended June 30, 2012, net cash used in investing activities amounted to $0.3 million primarily resulting from cash used for the purchase of property and equipment.

Financing activities

For the six months ended June 30, 2013, net cash provided by financing activities amounted to $5.2 million primarily attributable to gross proceeds of $9.66 million from our initial public offering which was offset by initial public offering costs paid of $1.6 million. Also contributing to the net cash provided by financing activities were borrowings of $0.5 million from the Line Facilities, offset by repayments of $3.0 million towards long-term debt and $0.3 million in stock repurchase obligations.

For the six months ended June 30, 2012, net cash provided by financing activities amounted to $0.9 million primarily attributable to proceeds from borrowings of $1.8 million from the Line Facilities, offset by scheduled repayments of $0.6 million towards long-term debt and $0.2 million in stock repurchase obligations. In addition, we made payments of $41,000 for the repurchase of our common stock.

Financing

Our Line Facilities, totaling $4.0 million, each have a maturity date of October 30, 2013. The interest rate is prime rate plus 1% with a minimum of 4.50%. Mr. Dickerson Wright and the Wright Family Trust, of which Mr. Wright is the trustee, have provided guarantees to our lender in connection with our Line Facilities and Term Loan (as defined below). Mr. Wright’s guarantee remains in effect for the term of the Line Facilities and Term Loan, regardless of his continuing employment. The Line Facilities contain cross default provisions with each other as well as cross default provisions with the note payable described below. In addition, the Line Facilities contain an annual maximum debt to tangible net worth covenant ratio of 2.30:1 and financial reporting covenant provisions. As of December 31, 2012, our debt to tangible net worth ratio was 2.33:1 which exceeded the maximum requirement; however, our lender waived this covenant through the maturity date of the loan, which is October 30, 2013. As of June 30, 2013, we were in compliance with this covenant and all other covenant provisions of the Line Facilities. As of June 30, 2013 and December 31, 2012, the outstanding balance on the Line Facilities was approximately $0 million and $2.0 million, respectively. Our capacity to borrow under the Line Facilities as of August 13, 2013 is $4.0 million. We are in preliminary discussions with our lender to potentially extend and/or expand the capacity of the Lines Facilities.

We have a note payable to a bank (the “Term Loan”). On March 14, 2012, we amended the note payable to extend the maturity date from August 7, 2012 to February 1, 2015. The interest rate continues at prime rate with a minimum of 5.0%. The amended note continues to be payable in monthly principal installments of $46,000 with a lump sum of the remaining principal balance outstanding due at maturity. The amended note is collateralized by substantially all of our assets and is guaranteed by certain of our stockholders, NV5 Holdings, and Nolte, which guarantee in the case of Mr. Wright remains in effect for the term of the Term Loan regardless of his continuing employment. As of June 30, 2013 and December 31, 2012, we had outstanding balances of approximately $1.4 million and $1.7 million, respectively, in connection with the Term Loan.

The note held by the seller of the Nolte business (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. Under the terms of the Nolte Note, as amended, we pay quarterly principal installments of approximately $0.1 million plus interest. The Nolte Note is unsecured and is subordinated to our bank note, although we are permitted to make our periodic principal and interest payments. The outstanding balance of the Nolte Note was approximately $1.9 million and $2.2 million as of June 30, 2013 and December 31, 2012, respectively.

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaco, a 30-person engineering firm headquartered in Miami, Florida. Kaco commenced operations in 1984 and its development and engineering teams have worked on projects in South Florida, the Caribbean, and Central America during the last 25 years. The purchase price was $3.5 million, consisting of $1.0 million in cash; a note in the aggregate principal amount of $2.0 million (the “Kaco Note”) (bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter), which is payable as follows: $0.5 million due by (and paid on) December 28, 2012 and three equal payments of $0.5 million each due on the first, second and third anniversaries of the effective date of July 27, 2012; and 69,330 shares of common stock with an agreed value of $0.5 million, or $7.21 per share. The outstanding balance of the Kaco Note was $1.5 million as of June 30, 2013 and December 31, 2012. On July 26, 2013, we paid $0.5 million in connection with this obligation.

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners, a 20-person, owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners. The purchase price was approximately $1.1 million consisting of cash, notes and common stock plus an earn-out of up to $1.0 million in cash and/or our common stock. Payment of the $1.0 million earn-out is based on the achievement of a certain agreed upon metric for calendar year 2013, and if achieved, is payable in three annual installments beginning in January 31, 2014 consisting of cash and/or our common stock. The note is an uncollateralized promissory note in the aggregate principal amount of $200,000 (bearing interest at 4.0%), payable in three equal payments of $66,666 each due on the first, second and third anniversaries of the effective date of April 30, 2013.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2013.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e), under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, were effective such that the information relating to the Company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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

ITEM 1A.	RISK FACTORS.

For the quarter ended June 30, 2013, there are no material changes to the risk factors set forth in “Item 1A, Risk Factors” of our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds from Our Initial Public Offering

On March 26, 2013, the Company priced its initial public offering of 1,400,000 units. Each unit was comprised of one share of the Company’s common stock and one, five-year warrant to purchase one share of the Company’s common stock at a public offering price of $6.00 per unit. The units began trading on The NASDAQ Capital Market on March 27, 2013 and are trading solely as units until September 27, 2013. Following this date, the warrants will become exercisable at an exercise price of $7.80 per share. The warrant exercise period expires on March 27, 2018 or earlier upon redemption. We may call the warrants for redemption as follows: (i) at a price of $0.01 for each warrant at any time while the warrants are exercisable, so long as a registration statement relating to the common stock issuable upon exercise of the warrants is effective and current: (ii) upon not less than 30 days prior written notice of redemption to each warrant holder; and (iii) if, and only if, the reported last sale price of the common stock equals or exceeds $12.00 per share for the 20-trading-day period ending on the third business day prior to the notice of redemption to warrant holders. The units sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-186229), which was declared effective by the SEC on March 26, 2013. Roth Capital Partners, LLC acted as sole bookrunner for our initial public offering. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units solely to cover over-allotments. The closing of the offering occurred on April 2, 2013.

We received net proceeds of approximately $8.7 million on April 2, 2013 after deducting underwriters’ discounts, legal and offering expenses from our initial public offering. We will have broad discretion over the use of the net proceeds from the recently completed initial public offering. We currently intend to use the net proceeds primarily for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters and capital expenditures. We may also use a portion of the net proceeds to expand our current business through acquisitions or investments in other complementary strategic businesses. To the extent any net proceeds are used to repay any debt obligations, the aggregate outstanding balance of our notes payable to banks, former owners of acquired companies and non-controlling interest holders in Nolte as of June 30, 2013 was approximately $8.1 million with interest rates ranging from 3.0% to 5.0%. During the second quarter of 2013, we used these proceeds to repay obligations of $2.5 million under our Lines Facilities and approximately $0.8 million for the acquisition of Consilium.

We invested the net proceeds in short- and intermediate-term interest-bearing high quality overnight money market funds, pending their use as described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NV5 HOLDINGS, INC.

	By:	/s/ Michael P. Rama
Date: August 13, 2013		Michael P. Rama Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)