Form 10-Q
period 2013-09-30
NV5 Holdings, Inc.
filed 2013-11-13
CIK 1532961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 11, 2013, there were 5,482,782 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

QUARTER ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,771	$2,294
Accounts receivable, net of allowance for doubtful accounts of $1,374 and $1,631 as of September 30, 2013 and December 31, 2012, respectively	17,977	15,052
Prepaid expenses and other current assets	381	311
Deferred income tax assets	511	543

Total current assets	25,640	18,200
Property and equipment, net	1,315	1,273
Intangible assets, net	3,250	2,758
Goodwill	7,106	5,857
Cash surrender value of officers’ life insurance	684	656
Other assets	119	600
Deferred income tax assets	715	619

Total Assets	$38,829	$29,963

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,667	$3,261
Accrued liabilities	4,744	3,082
Income taxes payable	107	1,992
Billings in excess of costs and estimated earnings on uncompleted contracts	394	430
Client deposits	110	47
Current portion of contingent consideration	333	—
Current portion of stock repurchase obligation	713	772
Current portion of notes payable	1,732	3,538

Total current liabilities	12,800	13,122
Contingent consideration, less current portion	634	—
Stock repurchase obligation, less current portion	1,068	1,621
Notes payable, less current portion	2,843	3,851

Total liabilities	17,345	18,594

Commitments and contingencies

Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 45,000,000 shares authorized, 4,279,844 and 2,600,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	43	26
Additional paid-in capital	16,939	9,065
Retained earnings	4,502	2,278

Total stockholders’ equity	21,484	11,369

Total liabilities and stockholders’ equity	$38,829	$29,963

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Gross contract revenues	$18,588	$16,565	$51,317	$45,486

Direct costs (excluding depreciation and amortization):
Salaries and wages	5,315	4,642	14,747	12,672
Sub-consultant services	3,535	2,826	9,010	7,514
Other direct costs	598	537	1,508	1,486

Total direct costs	9,448	8,005	25,265	21,672

Gross profit	9,140	8,560	26,052	23,814

Operating Expenses:
Salaries and wages, payroll taxes and benefits	5,024	4,603	14,772	14,123
General and administrative	1,698	1,586	4,540	4,675
Facilities and facilities related	847	851	2,510	2,458
Depreciation and amortization	403	376	1,126	1,089

Total operating expenses	7,972	7,416	22,948	22,345

Income from operations	1,168	1,144	3,104	1,469

Other (expense) income:
Interest expense	(26)	(101)	(162)	(275)

Total other (expense)	(26)	(101)	(162)	(275)

Income before income tax expense	1,142	1,043	2,942	1,194
Income tax expense	(211)	(364)	(718)	(413)

Net income and comprehensive income	$931	$679	$2,224	$781

Basic Earnings per Share	$0.25	$0.31	$0.68	$0.34

Diluted Earnings per Share	$0.23	$0.27	$0.63	$0.31

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENT of CHANGES IN STOCKHOLDER’S EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2012	2,600,000	$26	$9,065	$2,278	$11,369
Stock compensation	—	—	237	—	237
Proceeds from initial public offering, net of offering costs	1,610,000	16	7,638	—	7,654
Restricted stock issuance, net	69,844	1	(1)	—	—
Net income	—	—	—	2,224	2,224

Balance, September 30, 2013	4,279,844	$43	$16,939	$4,502	$21,484

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash Flows From Operating Activities:
Net income	$2,224	$781

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,126	1,089
Provision for doubtful accounts	22	294
Stock compensation	237	152
Fair value adjustment to contingent consideration	18	—
Deferred income taxes	(64)	(1,044)
Changes in operating assets and liabilities:
Accounts receivable	(1,682)	(1,824)
Prepaid expenses and other assets	(9)	(459)
Net change in cash surrender value of officers’ life insurance	(28)	(4)
Accounts payable	1,019	1,293
Accrued liabilities	1,386	180
Income taxes payable	(1,885)	(510)
Client deposits	(20)	(116)
Billings in excess of costs and estimated earnings on uncompleted contracts	(37)	(111)

Net cash provided by (used in) operating activities	2,307	(279)

Cash Flows From Investing Activities:
Cash paid for acquisitions	(1,617)	(1,000)
Purchase of property and equipment	(407)	(445)

Net cash used in investing activities	(2,024)	(1,445)

Cash Flows From Financing Activities:
Proceeds from initial public offering	9,660	—
Initial public offering costs	(1,580)	—
Borrowings	517	2,250
Payments on long-term debt	(3,791)	(1,029)
Payments on stock repurchase obligation	(612)	(637)
Payments made for repurchase of common stock	—	(54)

Net cash provided by financing activities	4,194	530

Net Increase (Decrease) in Cash and Cash Equivalents	4,477	(1,194)
Cash and cash equivalents – beginning of period	2,294	2,762

Cash and cash equivalents – end of period	$6,771	$1,568

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Supplemental disclosures of cash flow information:
Cash paid for interest	$192	$252
Cash paid for income taxes	$2,416	$1,968

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$949	$—
Note payable issued for stock repurchase	$—	$1,062
Notes and stock payable for acquisitions	$697	$2,500
Reclassification of previously capitalized initial public offering costs from other assets to additional paid-in capital upon completion of initial public offering (including costs incurred prior to 2013)	$426	$—

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except shares and per share data)

Note 1 - Organization and Nature of Business Operations

Business

NV5 Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”, “we” or “our”) is a provider of professional and technical consulting and certification services to public and private sector clients. We focus on the infrastructure, construction, real estate and environmental markets. The scope of our projects includes planning, design, consulting, permitting, inspection and field supervision, and management oversight. We also provide forensic engineering, litigation support, condition assessment and compliance certification. We operate our business through a network of 22 locations in California, Colorado, Utah, Florida and New Jersey. We conduct our operations through two primary operating subsidiaries: (i) Nolte Associates, Inc. (“Nolte”), which began operations in 1949, was incorporated as a California corporation in 1957 and in which we acquired a controlling interest in August 2010, and (ii) NV5, Inc. (“NV5”), which was incorporated as a Delaware corporation in 2009.

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

On April 30, 2013, the Company acquired certain assets and assumed certain liabilities of Consilium Partners (“Consilium” or “Consilium Partners”), a 20-person owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners (see Note 4).

On July 8, 2013, the Company acquired certain assets and assumed certain liabilities of the Tampa, Florida division of Pitman-Hartenstein & Associates (“PH&A”). PH&A specializes in transportation infrastructure engineering (see Note 4).

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn Environmental, Inc. (“Dunn”). Dunn specializes in environmental and hydrogeology sciences in Northern California (see Note 4).

The acquisitions referenced above were accounted for as business combinations under the acquisition method of accounting. Under this method, the assets acquired, liabilities assumed and non-controlling interest, if any, were recorded in the Company’s consolidated financial statements at their respective fair values as of the acquisition dates, and the results of these acquisitions are included in the Company’s consolidated results from the respective dates of acquisition.

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

On March 26, 2013, the Company priced its initial public offering of 1,400,000 units. Each unit was sold at an offering price of $6.00 per unit and consists of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share. The units began trading on The Nasdaq Capital Market (“Nasdaq”) on March 27, 2013 and traded solely as units through September 26, 2013. The units sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-186229), which was declared effective by the SEC on March 26, 2013. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units, solely to cover over-allotments. The closing of the offering occurred, and was recorded, on April 2, 2013, upon which we received net proceeds of approximately $8.7 million after deducting underwriters’ discounts, legal and offering expenses and issued 1,610,000 units.

On September 27, 2013, the common stock and warrants comprising the Company’s units began trading separately on the Nasdaq under the symbols “NVEE” and “NVEEW”, respectively. In connection with the separate trading of the common stock and warrants, the Company’s units ceased trading under the symbol “NVEEU” on the close of the markets on September 26, 2013 and the units were delisted from Nasdaq.

On September 27, 2013, the warrants became exercisable at an exercise price of $7.80 per share (see exception below). The warrant exercise period expires on March 27, 2018 or earlier upon redemption. We may call the warrants for redemption as follows: (i) at a price of $0.01 for each warrant at any time while the warrants are exercisable, so long as a registration statement relating to the common stock issuable upon exercise of the warrants is effective and current: (ii) upon not less than 30 days prior written notice of redemption to each warrant holder; and (iii) if, and only if, the reported last sale price of the common stock equals or exceeds $12.00 per share for the 20-trading-day period ending on the third business day prior to the notice of redemption to warrant holders.

On September 27, 2013 and continuing until October 11, 2013 (the “Temporary Reduction Expiration Time”), the Company temporarily reduced the exercise price of all of our outstanding public warrants from $7.80 per share to $6.00 per share. All such warrants properly exercised in accordance with their respective terms prior to the Temporary Reduction Expiration Time were accepted by the Company at the reduced $6.00 per share exercise price and one share of the Company’s registered common stock per warrant was issued to the exercising warrant holder. After the Temporary Reduction Expiration Time, the exercise price of the public warrants automatically reverted to the warrant exercise price of $7.80 per share included in the original terms of the public warrants and the reduced exercise price was no longer in effect. Except for the reduced $6.00 per share exercise price of the warrants during the Temporary Reduction Expiration Time, the terms of the public warrants remain unchanged. During the Temporary Reduction Expiration Time, 1,196,471, or approximately 74% of the outstanding public warrants were exercised at the reduced exercise price of $6.00 per share. The temporary reduction in the warrant exercise price generated net cash proceeds to the Company of approximately $6.7 million after deducting underwriters’ discounts, legal and offering expenses. All such proceeds were received subsequent to September 30, 2013, and as a result, neither the temporary reduction of the exercise price, nor the receipt of the cash proceeds therefrom had any impact on the accompanying consolidated financial statements.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States (“GAAP”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The consolidated financial statements include the accounts of Holdings and its subsidiaries, all of which were wholly owned for all periods presented. All intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 and cash flows for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any future interim period or for the full 2013 fiscal year.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in high quality overnight money market funds, all of which have maturities of three months or less when purchased. The Company from time to time may be exposed to credit risk with its bank deposits in excess of the FDIC insurance limits and with uninsured money market investments. Management believes cash and cash equivalent balances are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Concentration of Credit Risk

Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 66% and 75% of our revenues for the nine months ended September 30, 2013 and 2012, respectively, are from California-based projects and approximately 18% and 20% of revenues for the nine months ended September 30, 2013 and 2012, respectively, are from one client. Furthermore, approximately 44% and 45% of our accounts receivable as of September 30, 2013 and December 31, 2012, respectively, is from government and government-related contracts. As management continually evaluates the creditworthiness of these and future clients, the risk of credit default is considered limited.

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

The Company measures contingent consideration liabilities recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. We use a probability-weighted approach as a valuation technique to determine the fair value of the contingent consideration. The significant unobservable inputs used in the fair value measurements are projections over the earn-out period (generally one year), and the probability outcome percentages we assign to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. As such, the contingent consideration is classified within Level 3. Items classified as Level 3 within the valuation hierarchy, consisting of contingent consideration liabilities related to recent acquisitions, were valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the contingent payments are achieved.

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

Property and equipment balances are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized an impairment charge relating to property and equipment during the three and nine months ended September 30, 2013 and 2012.

Goodwill and Intangible Assets

Goodwill is the excess of consideration paid for an acquired entity over the amounts assigned to assets acquired, including other identifiable intangible assets, and liabilities assumed in a business combination. To determine the amount of goodwill resulting from a business combination, the Company performs an assessment to determine the fair value of the acquired company’s tangible and identifiable intangible assets and liabilities.

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is not met, then performing the two-step quantitative impairment test is unnecessary. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques. We are required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared to the carrying value of its reporting unit goodwill to determine the appropriate impairment charge, if any. We have elected to perform our annual goodwill impairment review on August 1 of each year. On August 1, 2013, we conducted our annual impairment test on the goodwill using the quantitative method of evaluating goodwill. Based on this quantitative analysis we determined the fair value of each of our reporting units exceeded the carrying value of the reporting unit. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2013 and no indicators, events or changes in circumstances indicated that goodwill was impaired during the period from August 2, 2013 through September 30, 2013. There were no indicators, events or changes in circumstances to indicate that goodwill is impaired during the three and nine months ended September 30, 2013.

Identifiable intangible assets primarily include customer backlog, customer relationships, tradenames and non-compete agreements. Amortizable intangible assets are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized an impairment charge relating to amortizable intangible assets during the three and nine months ended September 30, 2013 and 2012.

See Note 7 for further information on goodwill and identified intangible assets.

Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2013 and 2012. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with ASC 260, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. The weighted average number of shares outstanding in calculating basic earnings per share for the three and nine months ended September 30, 2013 and 2012 exclude 484,089 and 415,027 non-vested restricted shares, respectively, issued since 2010. These non-vested restricted shares are not included in basic earnings per share until the vesting requirement is met. The weighted average number of shares outstanding in calculating diluted earnings per share for the three and nine months ended September 30, 2013 includes non-vested restricted shares and units, issuable shares related to acquisition, and the warrants associated with our initial public offering. The warrants were dilutive for only a portion of the periods then ended. As discussed in Note 1, subsequent to September 30, 2013, the Company received cash proceeds from the exercise of a portion of these warrants, and issued 1,196,471 additional shares of common stock, all of which will be considered in the calculation of basic weighted average shares outstanding for the three months and year ending December 31, 2013.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator:
Net income – basic and diluted	$931	$679	$2,224	$781

Denominator:
Basic weighted average shares outstanding	3,795,754	2,215,774	3,259,104	2,282,082
Effect of dilutive non-vested restricted shares and units	290,864	218,195	256,954	213,861
Effect of issuable shares related to acquisitions	35,393	49,737	14,518	16,580
Effect of warrants	11,270	—	3,757	—

Diluted weighted average shares outstanding	4,133,281	2,483,706	3,534,333	2,512,523

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

Unbilled work results when the appropriate contract revenue amount has been recognized in accordance with the percentage-of-completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract. Unbilled amounts as of the reporting date are included within accounts receivable in the accompanying consolidated balance sheets. In certain circumstances, the contract may allow for billing terms that result in the cumulative amounts billed in excess of contract revenues recognized. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of contract revenues recognized on these contracts as of the reporting date.

Advertising

Advertising costs are charged to expense in the period incurred and amounted to $36 and $35 for the three months ended September 30, 2013 and 2012, respectively, and $77 and $124 for the nine months ended September 30, 2013 and 2012, respectively.

Allowance for Doubtful Accounts

The Company reports its billed and unbilled receivables net of an allowance for doubtful accounts. The allowance is estimated based on management’s evaluation of the contracts involved and the financial condition of clients. Factors the Company considers include, but are not limited to: client type – federal government or commercial client, historical performance, historical collection trends and general economic conditions. The allowance is increased by the Company’s provision for doubtful accounts which is charged against income. All recoveries on receivables previously charged off are credited to the accounts receivable recovery account which are included in income, while direct charge-offs of receivables are deducted from the allowance.

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

The Company recognizes the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies the uncertain tax position guidance to all tax positions for which the statute of limitations remains open. Generally, the Company remains subject to income tax examinations by our major taxing authorities from inception in 2009. Nolte generally is no longer subject to income tax examinations by its major taxing authorities for years ending before September 28, 2006. The Company’s policy is to classify interest accrued as interest expense and penalties as operating expenses. As of September 30, 2013 and December 31, 2012, the Company does not have any material uncertain tax positions.

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

Note 4 – Business Acquisitions

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners, a 20-person owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners. Consilium Partners possesses specialized expertise in managing technically demanding projects, while having an affinity for leading teams and cultivating teamwork with the people who ultimately determine a project’s success. The purchase price was $1,083 consisting of cash, notes and common stock plus an earn-out of up to $1,000 in cash and/or our common stock. Payment of the $1,000 earn-out is based on the achievement of a certain agreed upon metric for calendar year 2013, and if achieved, is payable in three annual installments beginning in January 31, 2014 consisting of cash and/or our common stock.

On July 8, 2013, we acquired certain assets and assumed certain liabilities of the Tampa, Florida division of Pitman-Hartenstein & Associates (“PH&A”). PH&A specializes in transportation infrastructure engineering. The purchase price was $980 consisting of cash and notes.

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn Environmental, Inc. (“Dunn”). Dunn specializes in environmental and hydrogeology sciences in Northern California. The purchase price was $250 consisting of cash, notes and common stock.

Under the acquisition method of accounting, the Company recognized the assets acquired and the liabilities assumed at their fair values and recorded an allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates. Goodwill was recorded based on the amount by which the purchase prices exceeded the fair value of the net assets acquired and the amount attributable to the reputation of the businesses acquired, the workforces in place and the synergies to be achieved from these acquisition. The allocation of the purchase prices to identifiable intangible assets (customer relationships, customer backlog, trade name and non-compete) are based on valuations performed to determine the fair values of such assets as of the acquisition dates.

The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. We estimated the fair value of contingent earn-out payments as part of the initial purchase price of Consilium and record the estimated fair value of contingent consideration as a liability on the consolidated balance sheet as of September 30, 2013. We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following: (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former owners of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees. The contingent earn-out payments are not affected by employment termination.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition dates for acquisitions closed during 2013:

Accounts receivable	$1,266
Property and equipment	38
Other assets	4
Intangible assets:
Customer relationships	724
Trade name	106
Customer backlog	269
Non-compete	115

Total Assets	2,522
Liabilities	(508)

Net assets acquired	$2,014

Consideration paid (Cash, Notes and stock)	$2,314
Contingent earn-out liability (Cash and stock)	949

Total Consideration	$3,263

Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$1,249

For income tax purposes, goodwill from these acquisitions is deductible over a 15-year period.

The consolidated financial statements of the Company include the results of operations from the businesses acquired from their respective dates of acquisition to September 30, 2013 and include gross revenues and net income of approximately $2 million and $0.2 million, respectively. Included in general and administrative expense for the nine and three months ended September 30, 2013 is $25 and $19, respectively of acquisition-related costs pertaining to our acquisition activities. The Company’s preliminary determination is that these acquisitions, individually and in the aggregate do not constitute significant business combinations and, therefore, historical financial statements and related pro forma financial statements are not required to be disclosed. The fair value of the contingent consideration obligation increased by $18 during the nine and three months ended September 30, 2013 as a result of increased probability of achieving agreed upon metric and accretion of imputed interest on the obligation.

Note 5 – Accounts Receivable, net

Accounts receivable, net, consists of the following:

	September 30, 2013	December 31, 2012
Billed	$12,860	$11,907
Unbilled	5,926	4,270
Contract retentions	565	506

	19,351	16,683
Less: allowance for doubtful accounts	(1,374)	(1,631)

Accounts receivable, net	$17,977	$15,052

Billed accounts receivable represent amounts billed to clients that remain uncollected as of the balance sheet date. Unbilled accounts receivable represent recognized revenues pending billing pursuant to contract terms or accounts billed after period end, and are expected to be billed and collected within the next 12 months.

Note 6 – Property and Equipment, net

Property and equipment, net, consists of the following:

	September 30, 2013	December 31, 2012
Office furniture and equipment	$221	$255
Computer equipment	961	861
Survey and field equipment	1,007	898
Leasehold improvements	1,029	1,032

	3,218	3,046
Accumulated depreciation	(1,903)	(1,773)

Property and equipment – net	$1,315	$1,273

Depreciation expense for the three months ended September 30, 2013 and 2012 was $139 and $148, respectively, and $404 and $486 for the nine months ended September 30, 2013 and 2012, respectively.

Note 7 – Goodwill and Intangible Assets, net

Goodwill

The table set forth below shows the change in goodwill during the period from December 31, 2012 through September 30, 2013:

Goodwill as of December 31, 2012	$5,857

2013 acquisitions	1,249

Goodwill as of September 30, 2013	$7,106

Intangible assets

Intangible assets, net, at September 30, 2013 and December 31, 2012 consists of the following:

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$4,275	$(1,491)	$2,784	$3,551	$(1,093)	$2,458
Trade names	858	(786)	72	752	(581)	171
Customer backlog	885	(665)	220	616	(572)	44
Non-compete agreements	207	(33)	174	92	(7)	85

Total	$6,225	$(2,975)	$3,250	$5,011	$(2,253)	$2,758

Trade names are amortized on a straight-line basis over their estimated lives ranging from one to three years. Customer backlog and customer relationships are amortized based on the future expected revenues, with weighted average amortization periods ranging from 1 to 9 years. Non-compete agreements are amortized over their contractual lives ranging from 4 to 5 years.

Amortization expense for the three months ended September 30, 2013 and 2012 was $263 and $228, respectively, and $721 and $603 for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the future estimated aggregate amortization related to intangible assets is as follows:

Period ending September 30,
2014	$885
2015	668
2016	507
2017	390
2018	262
Thereafter	538

Total	$3,250

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2013	December 31, 2012
Stock payable for acquisition	$237	—
Deferred rent	521	614
Payroll and related taxes	1,494	632
Professional fees	180	235
Benefits	848	294
Compensated absences	1,232	1,054
Other	232	253

Total	$4,744	$3,082

Note 9 – Notes Payable

Notes payable consists of the following:

	September 30, 2013	December 31, 2012
Two line of credit facilities totaling $4,000 (the “Line Facilities”), due October 30, 2013, interest payable monthly at prime rate plus 1% with a minimum of 4.50% until maturity, collateralized by substantially all Company assets, guaranteed by certain stockholders and a wholly owned subsidiary, and contain cross default provisions with each other and with the note payable described below (1)	$—	$1,983

Note payable to bank (the “Term Loan”), interest at prime rate (minimum 5.0%), due February 1, 2015, payable in monthly installments of $46 and a lump sum of the remaining principal balance outstanding at maturity, collateralized by substantially all Company assets, guaranteed by certain stockholders	1,282	1,696

Note payable to former stockholder of Nolte, interest at prime rate plus 1% (maximum 7.0%), due July 29, 2017, payable in quarterly principal installments of $119. Unsecured and subordinated to note payable to bank (2)	1,827	2,184

$2,000 uncollateralized promissory note issued to the former owner of Kaco (bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter), payable in three equal payments of $500 each due on the first, second and third anniversaries of the effective date of July 27, 2012	1,000	1,500

$200 uncollateralized promissory note issued to the former owners of Consilium (bearing interest at 4.0%), payable in three equal payments of $66 each due on the first, second and third anniversaries of the effective date of April 30, 2013	200	—

$168 uncollateralized promissory note issued in conjunction with PH&A acquisition (bearing interest at 4.0%), payable in two equal payments of $84 each due on December 31, 2013 and December 31, 2014	168	—

$92 uncollateralized promissory note issued to the former owner of Dunn (bearing interest at 4.0%), payable in two equal payments of $46 each due on the first and second anniversaries of the effective date of August 12, 2013	92	—

Other	6	26

Total debt	4,575	7,389
Less: current maturities	(1,732)	(3,538)

Long-term debt, net of current maturities	$2,843	$3,851

(1)	During the first quarter we borrowed $517 under the Line Facilities, however on April 4, 2013, we repaid the outstanding principal balance of $2,500 to the bank. Our capacity to borrow under the Line Facilities as of November 13, 2013 is $4,000. On October 18, 2013, we extended the maturity dates of the Line Facilities to November 30, 2013 as we continue to work with our lender to extend and/or expand the capacity of the Line Facilities.
(2)	On March 12, 2013, the note holder provided his irrevocable confirmation that he will not elect to convert any portion of this note into common stock of the Company now or in the future.

Future contractual maturities of long-term debt as of September 30, 2013 are as follows:

Period ending September 30,
2014	$1,732
2015	1,903
2016	543
2017	397

Total	$4,575

Note 10– Stock Repurchase Obligation

The Stock Repurchase Obligation at September 30, 2013 and December 31, 2012 represents notes payable for the repurchase of common stock of certain former stockholders of Nolte. These notes are unsecured and subordinated to bank debt and the maintenance of related debt covenants, and bear interest from 3.25% to 4.25%. The rates adjust annually based on the prime rate. The notes require quarterly interest and principal payments of approximately $180 through 2019. The outstanding balance of the stock repurchase obligation was $1,781 and $2,393 as of September 30, 2013 and December 31, 2012, respectively.

Future maturities of these notes as of September 30, 2013 are as follows:

Period ending September 30,
2014	$713
2015	474
2016	196
2017	133
2018	132
Thereafter	133

Total	$1,781

Note 11 – Leases

The Company leases various office facilities from unrelated parties. These leases expire through 2017 and, in certain cases, provide for escalating rental payments and reimbursement for operating costs. The Company also leases office space from a stockholder on a month-to-month basis and the former owner of Kaco which became a stockholder on December 28, 2012 in conjunction with the Kaco acquisition. The Company recognized lease expense of $744 and $706 during the three months ended September 30, 2013 and 2012, respectively, and $2,164 and $2,090 during the nine months ended September 30, 2013 and 2012, respectively, which is included in “Facilities and facilities related” in the consolidated statements of comprehensive income. Included in these amounts are $59 and $48 for the three months ended September 30, 2013 and 2012, respectively, and $178 and $77 for the nine months ended September 30, 2013 and 2012, respectively, for office leases with stockholders of the Company.

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

Note 13 – Officers’ Life Insurance

Investments in life insurance policies were made with the intention of utilizing them as a long-term funding source for post-retirement benefits. However, they do not represent a committed funding source for these obligations and are subject to claims from creditors. This plan was terminated in conjunction with the Nolte Transaction, and the Company has no further financial obligations under these policies as of September 30, 2013.

The net cash surrender value of these policies at September 30, 2013 and December 31, 2012 was $684 and $656, respectively.

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

During the nine months ended September 30, 2013, we granted from the 2011 Equity Plan 74,675 restricted shares to management and employees and 8,508 restricted stock units to non-employee directors with an aggregate deferred compensation amount of approximately $654. The fair value of these shares and units are based on the quoted market values of the Company’s equity as of the grant dates, which is a weighted-average of $7.87 per share. The restricted shares granted provide for service based vesting after three years following the grant date and the restricted stock units granted provide for service based vesting as of the day immediately preceding the first annual meeting of the stockholders of the Company following the grant date.

During April 2012, we granted from the 2011 Equity Plan 39,657 restricted shares to management and employees of which 2,565 shares forfeited during 2012 with an aggregate deferred compensation amount of approximately $268. During the nine and three months ended September 30, 2013, there were 4,574 and 207shares, respectively, forfeited. The fair value of these shares is based on the estimated fair value of the Company’s equity as of the grant date, which was estimated at $7.21 per share. These awards provide for service based vesting after three years.

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

Share-based compensation expense relating to restricted stock awards during the three months ended September 30, 2013 and 2012 was $121 and $58, respectively, and for the nine months ended September 30, 2013 and 2012 was $237 and $152, respectively. As of September 30, 2013, no shares or units have vested since the Plan inception, and approximately $982 of deferred compensation, which is expected to be recognized over the next 1.6 years, is unrecognized at September 30, 2013.

Note 15 – Income Taxes

As of September 30, 2013, the Company had net current and net non-current deferred income tax assets of $511 and $715, respectively. As of December 31, 2012, the Company had current and net non-current deferred income tax assets of $543 and $619, respectively. Deferred income tax assets consist primarily of accounting reserves and certain research and development tax credits not currently utilized for tax purposes. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes.

Our consolidated effective income tax rate was 24.4% and 18.5% for the nine and three months ended September 30, 2013, respectively. The difference between the effective tax rate and the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction and research and development credits as well as higher tax deductions realized on our 2012 federal and state tax returns filed during the third quarter of 2013. The effective tax rate for the nine months ended September 30, 2013 also includes the discrete tax benefit of 5.7% related to the retroactive legislative reinstatement on January 2, 2013 of the Research and Development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law. Our consolidated effective income tax rate was 34.6% and 34.9% for the nine and three months ended September 30, 2012, respectively. The reduction in the effective tax rate compared to the combined statutory federal and state tax rate of 39.0% is due primarily to the domestic production activities deduction during 2012.

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

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners (“Consilium” or Consilium Partners”), a 20-person owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners (see below).

On July 8, 2013, the Company acquired certain assets and assumed certain liabilities of the Tampa, Florida division of Pitman-Hartenstein & Associates (“PH&A”). PH&A specializes in transportation infrastructure engineering (see below).

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn Environmental, Inc. (“Dunn”). Dunn specializes in environmental and hydrogeology sciences in Northern California (see below).

Key Trends, Developments and Challenges

Initial public offering. On March 26, 2013, the Company priced its initial public offering of 1,400,000 units. Each unit was sold at an offering price of $6.00 per unit and consists of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share. The units began trading on The Nasdaq Capital Market (“Nasdaq”) on March 27, 2013 and traded solely as units through September 26, 2013. The units sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-186229), which was declared effective by the SEC on March 26, 2013. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units, solely to cover over-allotments. The closing of the offering occurred, and was recorded, on April 2, 2013, upon which we received net proceeds of approximately $8.7 million after deducting underwriters’ discounts, legal and offering expenses and issued 1,610,000 units.

On September 27, 2013, the common stock and warrants comprising the Company’s units began trading separately on the Nasdaq under the symbols “NVEE” and “NVEEW”, respectively. In connection with the separate trading of the common stock and warrants, the Company’s units ceased trading under the symbol “NVEEU” on the close of the markets on September 26, 2013 and the units were delisted from Nasdaq.

On September 27, 2013, the warrants became exercisable at an exercise price of $7.80 per share (see exception below). The warrant exercise period expires on March 27, 2018 or earlier upon redemption. We may call the warrants for redemption as follows: (i) at a price of $0.01 for each warrant at any time while the warrants are exercisable, so long as a registration statement relating to the common stock issuable upon exercise of the warrants is effective and current: (ii) upon not less than 30 days prior written notice of redemption to each warrant holder; and (iii) if, and only if, the reported last sale price of the common stock equals or exceeds $12.00 per share for the 20-trading-day period ending on the third business day prior to the notice of redemption to warrant holders.

On September 27, 2013 and continuing until October 11, 2013 (the “Temporary Reduction Expiration Time”), we temporarily reduced the exercise price of all of our outstanding public warrants from $7.80 per share to $6.00 per share. All such warrants properly exercised in accordance with their respective terms prior to the Temporary Reduction Expiration Time were accepted by the Company at the reduced $6.00 per share exercise price and one share of the Company’s registered common stock per warrant was issued to the exercising warrant holder. After the Temporary Reduction Expiration Time, the exercise price of the public warrants automatically reverted to the warrant exercise price of $7.80 per share included in the original terms of the public warrants and the reduced exercise price was no longer in effect. Except for the reduced $6.00 per share exercise price of the warrants during the Temporary Reduction Expiration Time, the terms of the public warrants remain unchanged. During the Temporary Reduction Expiration Time, 1,196,471, or approximately 74% of the outstanding public warrants were exercised at the reduced exercise price of $6.00 per share. The temporary reduction in the warrant exercise price generated net cash proceeds to the Company of approximately $6.7 million after deducting underwriters’ discounts, legal and offering expenses. All such proceeds were received subsequent to September 30, 2013, and as a result, neither the temporary reduction of the exercise price, nor the receipt of the cash proceeds therefrom had any impact on the accompanying consolidated financial statements.

Acquisitions. On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners, a 20-person owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners. Consilium Partners possesses specialized expertise in managing technically demanding projects, while having an affinity for leading teams and cultivating teamwork with the people who ultimately determine a project’s success. The purchase price was approximately $1.1 million consisting of cash, notes and common stock plus an earn-out of up to $1.0 million in cash and/or our common stock. Payment of the $1.0 million earn-out is based on the achievement of a certain agreed upon metric for calendar year 2013, and if achieved, is payable in three annual installments beginning in January 31, 2014 consisting of cash and/or our common stock. This acquisition supplements our established infrastructure presence nationally, especially in the Rocky Mountain region, while being accretive to our earnings. In addition, this acquisition complements and strengthens our capabilities in program management, an area of strategic growth for us.

On July 8, 2013, we acquired certain assets and assumed certain liabilities of the Tampa, Florida division of Pitman-Hartenstein & Associates, which specializes in transportation infrastructure engineering for an all-cash purchase price of approximately $980,000. This acquisition strengthens our platform by now allowing us to deliver transportation engineering services to the Southeastern U.S., as we have in California and the Rocky Mountain region.

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn Environmental, Inc. (“Dunn”). Dunn specializes in environmental and hydrogeology sciences in Northern California. The purchase price was approximately $250,000 consisting of cash, note and stock. This acquisition adds to our environmental services in Northern California serving both public and private sector clients.

Backlog. As of September 30, 2013, we had approximately $58.4 million of gross revenue backlog expected to be recognized over the next 12 months compared to gross revenue backlog of approximately $45 million as of December 31, 2012. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Shift in service mix. We group our capabilities into five core vertical service offerings. Historically, we have concentrated on the verticals of infrastructure, engineering and support services, and construction and quality assurance. We believe, however, that further development of three service offerings - public and private consulting and outsourcing, asset management consulting, and occupational, health, safety, and environmental consulting - will become increasingly important to our business as we continue to grow organically and through strategic acquisitions. Revenues derived from these three types of services offerings are mostly generated under cost-reimbursable contacts. The methods of billing for these three services are expected to include both time and materials or cost-plus basis.

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

Nolte has appealed the ruling and engaged a specialist firm to assist with the appeal. We are vigorously defending Nolte’s position and believe this position meets the recognition criteria under ASC 740-10. Nolte believes it has appropriate documentation to support the credits in full. Accordingly, we have not recorded a liability for uncertain tax benefits related to these state or federal research and development credits. An adverse outcome could have an adverse impact on our financial position, results of operations and cash flows.

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

For the nine months ended September 30, 2013 and 2012, cost-reimbursable contracts represented approximately 88% and 93%, respectively, of our total contract revenues.

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

For the nine months ended September 30, 2013 and 2012, fixed-price contracts represented approximately 12% and 7%, respectively, of our total contract revenues.

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

Direct Costs of Contract Revenues (excluding depreciation and amortization)

Direct costs of contract revenues consist primarily of that portion of technical and non-technical salaries and wages incurred in connection with fee generating projects. Direct costs of contract revenues also include production expenses, subconsultant services, and other expenses that are incurred in connection with our fee generating projects. Direct costs of contract revenues exclude that portion of technical and non-technical salaries and wages related to marketing efforts, vacations, holidays, and other time not spent directly generating fees under existing contracts. Such costs are included in operating expenses. Additionally, payroll taxes, bonuses, and employee benefit costs for all of our personnel, facilities costs, and depreciation and amortization are included in operating expenses since no allocation of these costs is made to direct costs of contract revenues. We expense direct costs of contract revenues when incurred.

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

Factors Affecting Comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Recent Acquisitions

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaco, a 30-person engineering firm headquartered in Miami, Florida. As a result of this acquisition in 2012, we commenced recognizing revenues and amortizing intangible assets during the third quarter of 2012, primarily affecting the comparability between the three and nine months ended September 30, 2013 and the comparable periods of 2012.

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners, a 20-person owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners. As a result of this acquisition in 2013, we commenced recognizing revenues and amortizing intangible assets during the second quarter of 2013, primarily affecting the comparability between the three and nine months ended September 30, 2013 and the comparable periods of 2012.

On July 8, 2013, we acquired certain assets and assumed certain liabilities of the Tampa, Florida division of Pitman-Hartenstein & Associates, which specializes in transportation infrastructure engineering. As a result of this acquisition in 2013, we commenced recognizing revenues and amortizing intangible assets during the third quarter of 2013, primarily affecting the comparability between the three and nine months ended September 30, 2013 and the comparable periods of 2012.

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn Environmental, Inc. (“Dunn”). Dunn specializes in environmental and hydrogeology sciences in Northern California. As a result of this acquisition in 2013, we commenced recognizing revenues and amortizing intangible assets during the third quarter of 2013, primarily affecting the comparability between the three and nine months ended September 30, 2013 and the comparable periods of 2012.

Public Company Expenses

As a result of our initial public offering, we became a public company and our securities are listed on The NASDAQ Capital Market. As such, we are required to comply with laws, regulations, and requirements that we did not need to comply with as a private company, including certain provisions of the Sarbanes-Oxley Act and related Securities and Exchange Commission (the “SEC”) regulations, as well as the requirements of NASDAQ. Compliance with the requirements of being a public company have required us to increase our operating expenses in order to pay our employees, legal counsel, and accountants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, being a public company will make it more expensive for us to obtain director and officer liability insurance. We estimate that incremental annual public company costs will be between $0.5 million and $1.0 million.

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

The 2011 Equity Plan was initially approved in October 2011 and subsequently amended and restated in March 2013. A total of 554,658 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our board of directors. The 2011 Equity Plan is intended to make available incentives that will assist us to attract, retain, and motivate employees, officers, consultants, and directors by allowing them to acquire an ownership interest in our business, and, as a result, encouraging them to contribute to our success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As a result, we may incur material non-cash, stock-based compensation expenses in future periods.

During the nine months ended September 30, 2013, we granted from the 2011 Equity Plan 74,675 restricted shares to management and employees and 8,508 restricted stock units to non-employee directors with an aggregate deferred compensation amount of approximately $654,000. The fair value of these shares and units are based on the quoted market values of the Company’s equity as of the grant dates, which is a weighted-average of $7.87 per share. The restricted shares granted provide for service based vesting after three years following the grant date and the restricted stock units granted provide for service based vesting as of the day immediately preceding the first annual meeting of the stockholders of the Company following the grant date.

During April 2012, we granted from the 2011 Equity Plan 39,657 restricted shares to management and employees of which 2,565 shares forfeited during 2012 with an aggregate deferred compensation amount of approximately $268,000. During the nine and three months ended September 30, 2013, there were 4,574 and 207shares, respectively, forfeited. The fair value of these shares is based on the estimated fair value of the Company’s equity as of the grant date, which was estimated at $7.21 per share. These awards provide for service based vesting after three years.

Share-based compensation expense relating to restricted shares and units during the three months ended September 30, 2013 and 2012 was approximately $121,000 and $58,000, respectively, and for the nine months ended September 30, 2013 and 2012 was approximately $237,000 and $152,000, respectively. As of September 30, 2013, no shares or units have vested since the Plan inception, and approximately $982,000 of deferred compensation, which is expected to be recognized over the next 1.6 years, is unrecognized at September 30, 2013.

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

Unbilled work results when the appropriate contract revenue amount has been recognized in accordance with the percentage-of-completion accounting method, but a portion of the revenue recorded cannot be billed currently due to the billing terms defined in the contract. Unbilled amounts as of the reporting date are included within accounts receivable in the accompanying consolidated balance sheets. In certain circumstances, the contract may allow for billing terms that result in the cumulative amounts billed being in excess of contract revenues recognized. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of contract revenues recognized on these contracts as of the reporting date.

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

Allowance for Doubtful Accounts

We record billed and unbilled receivables net of an allowance for doubtful accounts. The allowance is estimated based on management’s evaluation of the contracts involved and the financial condition of clients. Factors considered include, among other things, client type (federal government or private client), historical performance, historical collection trends, and general economic conditions. The allowance is increased by our provision for doubtful accounts, which is charged against income. All recoveries on receivables previously charged off are credited to the accounts receivable recovery account included in income, while direct charge-offs of receivables are deducted from the allowance.

Goodwill and Related Intangible Assets

Goodwill is the excess cost of an acquired entity over the amounts assigned to assets acquired, including other identifiable intangible assets, and liabilities assumed in a business combination. To determine the amount of goodwill resulting from a business combination, the Company performs an assessment to determine the fair value of the acquired company’s tangible and identifiable intangible assets and liabilities.

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is not met, then performing the two-step quantitative impairment test is unnecessary. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques. We are required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared to the carrying value of its reporting unit goodwill to determine the appropriate impairment charge, if any. We have elected to perform our annual goodwill impairment review on August 1 of each year. On August 1, 2013, we conducted our annual impairment test on the goodwill using the quantitative method of evaluating goodwill. Based on this quantitative analysis we determined the fair value of each of our reporting units exceeded the carrying value of the reporting unit. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2013 and no indicators, events or changes in circumstances indicated that goodwill was impaired during the period from August 2, 2013 through September 30, 2013. There were no indicators, events or changes in circumstances to indicate that goodwill is impaired during the three and nine months ended September 30, 2013.

Identifiable intangible assets primarily include customer backlog, customer relationships, tradenames and non-compete agreements. Amortizable intangible assets are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized an impairment charge relating to amortizable intangible assets during the three and nine months ended September 30, 2013 and 2012.

Contingent Consideration

The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. We estimated the fair value of contingent earn-out payments as part of the initial purchase price of Consilium and record the estimated fair value of contingent consideration as a liability on the consolidated balance sheet as of September 30, 2013. We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following: (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former owners of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees. The contingent earn-out payments are not affected by employment termination.

We measure our earn-out (contingent consideration) liabilities recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. We use a probability-weighted approach as a valuation technique to determine the fair value of the contingent consideration. The significant unobservable inputs used in the fair value measurements are projections over the earn-out period (generally one year), and the probability outcome percentages we assign to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows. Any amount paid in excess of the contingent earn-out liability on the acquisition date is reflected as cash used in operating activities.

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

The Company recognizes the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies the uncertain tax position guidance to all tax positions for which the statute of limitations remains open. Generally, we remain subject to income tax examinations by our major taxing authorities from inception in 2009. Nolte generally is no longer subject to income tax examinations by its major taxing authorities for years ending before September 28, 2006. Our policy is to classify interest accrued as interest expense and penalties as operating expenses. As of September 30, 2013 and December 31, 2012, we did not have any material uncertain tax positions.

Results of Operations

The following table represents our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	$	% of gross contract revenues	$	% of gross contract revenues	$	% of gross contract revenues	$	% of gross contract revenues
Gross contract revenues	$18,588	100.0%	$16,565	100.0%	$51,317	100.0%	$45,486	100.0%

Direct costs	9,448	50.8%	8,005	48.3%	25,265	49.2%	21,672	47.7%

Gross profit	9,140	49.2%	8,560	51.7%	26,052	50.8%	23,814	52.3%

Operating expenses	7,972	42.9%	7,416	44.8%	22,948	44.7%	22,345	49.1%

Income from operations	1,168	6.3%	1,144	6.9%	3,104	6.0%	1,469	3.2%

Other expense	(26)	(0.1%)	(101)	(0.6%)	(162)	(0.3%)	(275)	(0.6%)

Income tax expense	(211)	(1.2%)	(364)	(2.2%)	(718)	(1.4%)	(413)	(0.9%)

Net income	$931	5.0%	$679	4.1%	$2,224	4.3%	$781	1.7%

Three and Nine Months Ended September 30, 2013 compared to Three and Nine Months Ended September 30, 2012

Gross contract revenues. Our contract revenues increased approximately $2.0 million and $5.8 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increases in revenues are due to organic growth primarily from the start of new projects as well as the contribution from our acquisitions in 2013. We are currently unaware of delays in current projects and therefore are not anticipating such to influence future revenues. These revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Direct costs. Our direct costs increased approximately $1.4 million and $3.6 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase in direct costs is primarily due to an increase in utilization from our professional staff as a result of an increase in projects compared to the same period last year. Direct costs of contracts include direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

As a percentage of revenues, direct costs of contracts were 50.8% and 49.2% for the three and nine months ended September 30, 2013, respectively, compared to 48.3% and 47.7% for the three and nine months ended September 30, 2012, respectively. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors, including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. Revenues from sub-consultant costs typically have lower margins associated with them. It is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and operating profit.

Operating expenses. Our operating expenses increased approximately $0.6 million for the nine and three months ended September 30, 2013 compared to the same periods in 2012. The increase in operating expenses was due to additional administrative expenses as a result of becoming a public company in March

2013, however this increase was partially offset by reduction in our indirect compensation expense due to the increased utilization from our professional staff. Operating expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and all employee benefits and the portion of salaries and wages not allocated to direct costs of contract revenues. Operating expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees, and administrative operating costs. We expense operating costs when incurred. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs. Therefore, when our professional services revenues increase or decrease, it is not unusual to see a corresponding change in operating expenses.

As a percentage of revenues, operating expenses were 42.9% and 44.7% for the three and nine months ended September 30, 2013, respectively, compared to 44.8% and 49.1% for the three and nine months ended September 30, 2012, respectively. These decreases were the result of the increase in utilization of our professional staff due to the increase in projects compared to the same periods last year, internal focus on performance optimization and the scalability of operations.

Income taxes. Our consolidated effective income tax rate was 24.4% and 18.5% for the nine and three months ended September 30, 2013, respectively. The difference between the effective tax rate and the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction and research and development credits as well as higher tax deductions realized on our 2012 federal and state tax returns filed during the third quarter of 2013. The effective tax rate for the nine months ended September 30, 2013 also includes the discrete tax benefit of 5.7% related to the retroactive legislative reinstatement on January 2, 2013 of the Research and Development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law. Our consolidated effective income tax rate was 34.6% and 34.9% for the nine and three months ended September 30, 2012, respectively. The reduction in the effective tax rate compared to the combined statutory federal and state tax rate of 39.0% is due primarily to the domestic production activities deduction during 2012.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, our lines of credit, and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, and acquisition expenditures. An additional use of cash during 2012 and 2013 is for the payment of income taxes as a result of our acquisition of Nolte during 2010, whereby Nolte was required to switch from a cash basis taxpayer to an accrual basis taxpayer. We believe our sources of liquidity, including cash flow from operations, existing cash and cash equivalents, proceeds from our recent initial public offering, proceeds from the exercise of warrants issued in connection therewith, and borrowing capacity under our credit facilities will be sufficient to meet our projected cash requirements. This includes the increased operating expenses we began to incur in April 2013 and will continue to incur in connection with our change in status to a publicly traded company, such as financial and accounting personnel we have hired or will hire and our planned strategic acquisition activity for at least the next twelve months. We will monitor our capital requirements thereafter to ensure our needs are in line with available capital resources.

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

On March 26, 2013, the Company priced its initial public offering of 1,400,000 units. Each unit was sold at an offering price of $6.00 per unit and consists of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share. The units began trading on The Nasdaq Capital Market (“Nasdaq”) on March 27, 2013 and traded solely as units through September 26, 2013. The units sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-186229), which was declared effective by the SEC on March 26, 2013. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units, solely to cover over-allotments. The closing of the offering occurred, and was recorded, on April 2, 2013, upon which we received net proceeds of approximately $8.7 million after deducting underwriters’ discounts, legal and offering expenses and issued 1,610,000 units.

On September 27, 2013, the common stock and warrants comprising the Company’s units began trading separately on the Nasdaq under the symbols “NVEE” and “NVEEW”, respectively. In connection with the separate trading of the common stock and warrants, the Company’s units ceased trading under the symbol “NVEEU” on the close of the markets on September 26, 2013 and the units were delisted from Nasdaq.

On September 27, 2013, the warrants became exercisable at an exercise price of $7.80 per share (see exception below). The warrant exercise period expires on March 27, 2018 or earlier upon redemption. We may call the warrants for redemption as follows: (i) at a price of $0.01 for each warrant at any time while the warrants are exercisable, so long as a registration statement relating to the common stock issuable upon exercise of the warrants is effective and current: (ii) upon not less than 30 days prior written notice of redemption to each warrant holder; and (iii) if, and only if, the reported last sale price of the common stock equals or exceeds $12.00 per share for the 20-trading-day period ending on the third business day prior to the notice of redemption to warrant holders.

On September 27, 2013 and continuing until October 11, 2013 (the “Temporary Reduction Expiration Time”), we temporarily reduced the exercise price of all of our outstanding public warrants from $7.80 per share to $6.00 per share. All such warrants properly exercised in accordance with their respective terms prior to the Temporary Reduction Expiration Time were accepted by the Company at the reduced $6.00 per share exercise price and one share of the Company’s registered common stock per warrant was issued to the exercising warrant holder. After the Temporary Reduction Expiration Time, the exercise price of the public warrants automatically reverted to the warrant exercise price of $7.80 per share included in the original terms of the public warrants and the reduced exercise price was no longer in effect. Except for the reduced $6.00 per share exercise price of the warrants during the Temporary Reduction Expiration Time, the terms of the public warrants remain unchanged. During the Temporary Reduction Expiration Time, 1,196,471, or approximately 74% of the outstanding public warrants were exercised at the reduced exercise price of $6.00 per share. The temporary reduction in the warrant exercise price generated net cash proceeds to the Company of approximately $6.7 million after deducting underwriters’ discounts, legal and offering expenses. All such proceeds were received subsequent to September 30, 2013, and as a result, neither the temporary reduction of the exercise price, nor the receipt of the cash proceeds therefrom had any impact on the accompanying consolidated financial statements.

We have broad discretion over the use of the net proceeds from the initial public offering and the exercise of the warrants. We currently intend to use the net proceeds primarily for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters and capital expenditures. We may also use a portion of the net proceeds to expand our current business through acquisitions or investments in other complementary strategic businesses. To the extent any net proceeds are used to repay any debt obligations, the aggregate outstanding balance of our notes payable to banks, former owners of acquired companies and non-controlling interest holders in Nolte as of September 30, 2013 was approximately $1.8 million with interest rates ranging from 3.0% to 5.0%.

Cash Flows

As of September 30, 2013, our cash and cash equivalents totaled $6.8 million and accounts receivable, net of allowance for doubtful accounts, totaled $18.0 million, compared to $2.3 million and $15.1 million, respectively, on December 31, 2012. As of September 30, 2013, our accounts payable and accrued liabilities were $4.7 million and $4.7 million, respectively, compared to $3.3 million and $3.1 million, respectively, on December 31, 2012. Also, as of September 30, 2013, we had notes payable and stock repurchase obligations of $4.6 million and $1.8 million, respectively, compared to $7.4 million and $2.4 million, respectively, on December 31, 2012.

Operating activities

For the nine months ended September 30, 2013, net cash provided by operating activities amounted to $2.3 million primarily attributable to net income of $2.2 million which included non-cash charges of $1.1 million from depreciation and amortization, and increases of $2.4 million in accounts payable and accrued liabilities partially offset by an increase of $1.7 million to accounts receivable and decreases of $2.0 million in deferred and income taxes payable. During 2013, we made income tax payments of approximately $2.4 million, which included payment of income taxes as a result of our acquisition of Nolte during 2010 whereby Nolte was required to switch from a cash basis taxpayer to an accrual basis taxpayer.

For the nine months ended September 30, 2012, net cash used in operating activities amounted to $0.3 million primarily attributable to net income of $0.8 million which included non-cash charges of $1.1 million from depreciation and amortization and increase of $1.3 million in accounts payable partially offset by an increase of $1.8 million in accounts receivable and decreases in deferred and income taxes payable of $1.6 million. During 2012, we made income tax payments of approximately $2.0 million, which included payment of income taxes as a result of our acquisition of Nolte during 2010 whereby Nolte was required to switch from a cash basis taxpayer to an accrual basis taxpayer.

Investing activities

For the nine months ended September 30, 2013, net cash used in investing activities amounted to $2.0 million primarily resulting from cash used for the acquisitions during 2013 and purchase of property and equipment from our ongoing operations.

For the nine months ended September 30, 2012, net cash used in investing activities amounted to $1.4 million primarily resulting from cash used for the acquisition of Kaco of $1.0 million and for the purchase of property and equipment from our ongoing operations.

Financing activities

For the nine months ended September 30, 2013, net cash provided by financing activities amounted to $4.2 million primarily attributable to gross proceeds of $9.66 million from our initial public offering which was partially offset by initial public offering costs paid of $1.6 million. Also contributing to the net cash provided by financing activities were borrowings of $0.5 million from the Line Facilities, offset by repayments of $3.8 million towards long-term debt and $0.6 million in stock repurchase obligations.

For the nine months ended September 30, 2012, net cash provided by financing activities amounted to $0.5 million primarily attributable to proceeds from borrowings of $2.2 million from the Line Facilities, offset by scheduled repayments of $1.0 million towards long-term debt and $0.6 million in stock repurchase obligations. In addition, we made payments of $0.1 million for the repurchase of our common stock.

Financing

Our Line Facilities, totaling $4.0 million, each had a maturity date of October 30, 2013; however on October 18, 2013, we extended the maturity date of the Line Facilities to November 30, 2013 as we continue to work with our lender to extend and/or expand the capacity of the Line Facilities. The interest rate is prime rate plus 1% with a minimum of 4.50%. Mr. Dickerson Wright, our Chairman, Chief Executive Officer and President, and the Wright Family Trust, of which Mr. Wright is the trustee, have provided guarantees to our lender in connection with our Line Facilities and Term Loan (as defined below). Mr. Wright’s guarantee remains in effect for the term of the Line Facilities and Term Loan, regardless of his continuing employment. The Line Facilities contain cross default provisions with each other as well as cross default provisions with the note payable described below. In addition, the Line Facilities contain an annual maximum debt to tangible net worth covenant ratio of 2.30:1 and financial reporting covenant provisions. As of December 31, 2012, our debt to tangible net worth ratio was 2.33:1 which exceeded the maximum requirement; however, our lender waived this covenant through the maturity date of the loan through October 30, 2013. As of September 30, 2013, we were in compliance with this covenant and all other covenant provisions of the Line Facilities. As of September 30, 2013 and December 31, 2012, the outstanding balance on the Line Facilities were approximately $0 million and $2.0 million, respectively. Our capacity to borrow under the Line Facilities as of November 13, 2013 is $4.0 million.

We have a note payable to a bank (the “Term Loan”). On March 14, 2012, we amended the note payable to extend the maturity date from August 7, 2012 to February 1, 2015. The interest rate continues at prime rate with a minimum of 5.0%. The amended note continues to be payable in monthly principal installments of $46,000 with a lump sum of the remaining principal balance outstanding due at maturity. The amended note is collateralized by substantially all of our assets and is guaranteed by certain of our stockholders, NV5 Holdings, and Nolte, which guarantee in the case of Mr. Wright remains in effect for the term of the Term Loan regardless of his continuing employment. As of September 30, 2013 and December 31, 2012, we had outstanding balances of approximately $1.3 million and $1.7 million, respectively, in connection with the Term Loan.

The note held by the seller of the Nolte business (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. Under the terms of the Nolte Note, as amended, we pay quarterly principal installments of approximately $0.1 million plus interest. The Nolte Note is unsecured and is subordinated to our bank note, although we are permitted to make our periodic principal and interest payments. The outstanding balance of the Nolte Note was approximately $1.8 million and $2.2 million as of September 30, 2013 and December 31, 2012, respectively.

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaco, a 30-person engineering firm headquartered in Miami, Florida. Kaco commenced operations in 1984 and its development and engineering teams have worked on projects in South Florida, the Caribbean, and Central America during the last 25 years. The purchase price was $3.5 million, consisting of $1.0 million in cash; a note in the aggregate principal amount of $2.0 million (the “Kaco Note”) (bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter), which is payable as follows: $0.5 million due by (and paid on) December 28, 2012 and three equal payments of $0.5 million each due on the first, second and third anniversaries of the effective date of July 27, 2012; and 69,330 shares of common stock with an agreed value of $0.5 million, or $7.21 per share. The outstanding balance of the Kaco Note was $1.0 million and $1.5 million as of September 30, 2013 and December 31, 2012, respectively.

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners, a 20-person owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners. The purchase price was approximately $1.1 million consisting of cash, notes and common stock plus an earn-out of up to $1.0 million in cash and/or our common stock. Payment of the $1.0 million earn-out is based on the achievement of a certain agreed upon metric for calendar year 2013, and if achieved, is payable in three annual installments beginning in January 31, 2014 consisting of cash and/or our common stock. The note is an uncollateralized promissory note in the aggregate principal amount of $200,000 (bearing interest at 4.0%), payable in three equal payments of $66,666 each due on the first, second and third anniversaries of the effective date of April 30, 2013. The outstanding balance of this note was $200,000 as of September 30, 2013.

On July 8, 2013, we acquired certain assets and assumed certain liabilities of the Tampa, Florida division of Pitman-Hartenstein & Associates, which specializes in transportation infrastructure engineering for an all-cash purchase price of approximately $980,000. The note is uncollateralized promissory note in the aggregate principal amount of $168,000 (bearing interest at 4.0%), payable in two equal payments of $84,000 each due on December 31, 2013 and December 31, 2014. The outstanding balance of this note was $168,000 as of September 30, 2013.

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn Environmental, Inc. (“Dunn”). Dunn specializes in environmental and hydrogeology sciences in Northern California. The purchase price was approximately $250,000 consisting of cash, note and stock. The note is an uncollateralized promissory note in the aggregate principal amount of approximately $92,000 (bearing interest at 4.0%), payable in two equal payments of approximately $46,000 each due on the first and second anniversaries of the effective date of August 12, 2013. The outstanding balance of this note was $96,000 as of September 30, 2013.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2013.

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

For the quarter ended September 30, 2013, there are no material changes to the risk factors set forth in “Item 1A, Risk Factors” of our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds from Our Initial Public Offering and Warrant Exercise

On March 26, 2013, the Company priced its initial public offering of 1,400,000 units. Each unit was sold at an offering price of $6.00 per unit and consists of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share. The units began trading on The Nasdaq Capital Market (“Nasdaq”) on March 27, 2013 and traded solely as units through September 26, 2013. The units sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-186229), which was declared effective by the SEC on March 26, 2013. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units, solely to cover over-allotments. The closing of the offering occurred, and was recorded, on April 2, 2013, upon which we received net proceeds of approximately $8.7 million after deducting underwriters’ discounts, legal and offering expenses of approximately $1.0 million and issued 1,610,000 units.

On September 27, 2013, the common stock and warrants comprising the Company’s units began trading separately on the Nasdaq under the symbols “NVEE” and “NVEEW”, respectively. In connection with the separate trading of the common stock and warrants, the Company’s units ceased trading under the symbol “NVEEU” on the close of the markets on September 26, 2013 and the units were delisted from Nasdaq.

On September 27, 2013, the warrants became exercisable at an exercise price of $7.80 per share (see exception below). The warrant exercise period expires on March 27, 2018 or earlier upon redemption. We may call the warrants for redemption as follows: (i) at a price of $0.01 for each warrant at any time while the warrants are exercisable, so long as a registration statement relating to the common stock issuable upon exercise of the warrants is effective and current: (ii) upon not less than 30 days prior written notice of redemption to each warrant holder; and (iii) if, and only if, the reported last sale price of the common stock equals or exceeds $12.00 per share for the 20-trading-day period ending on the third business day prior to the notice of redemption to warrant holders.

On September 27, 2013 and continuing until October 11, 2013 (the “Temporary Reduction Expiration Time”), we temporarily reduced the exercise price of all of our outstanding public warrants from $7.80 per share to $6.00 per share. All such warrants properly exercised in accordance with their respective terms prior to the Temporary Reduction Expiration Time were accepted by the Company at the reduced $6.00 per share exercise price and one share of the Company’s registered common stock per warrant was issued to the exercising warrant holder. After the Temporary Reduction Expiration Time, the exercise price of the public warrants automatically reverted to the warrant exercise price of $7.80 per share included in the original terms of the public warrants and the reduced exercise price was no longer in effect. Except for the reduced $6.00 per share exercise price of the warrants during the Temporary Reduction Expiration Time, the terms of the public warrants remain unchanged. During the Temporary Reduction Expiration Time, 1,196,471, or approximately 74% of the outstanding public warrants were exercised at the reduced exercise price of $6.00 per share. The temporary reduction in the warrant exercise price generated net cash proceeds to the Company of approximately $6.7 million after deducting underwriters’ discounts, legal and offering expenses of approximately $0.5 million. All such proceeds were received subsequent to September 30, 2013, and as a result, neither the temporary reduction of the exercise price, nor the receipt of the cash proceeds therefrom had any impact on the accompanying consolidated financial statements

We will have broad discretion over the use of the net proceeds from the initial public offering and the exercise of the warrants. We currently intend to use the net proceeds primarily for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters and capital expenditures. We may also use a portion of the net proceeds to expand our current business through acquisitions or investments in other complementary strategic businesses. To the extent any net proceeds are used to repay any debt obligations, the aggregate outstanding balance of our notes payable to banks, former owners of acquired companies and non-controlling interest holders in Nolte as of September 30, 2013 was approximately $1.8 million with interest rates ranging from 3.0% to 5.0%. During the second quarter of 2013, we used these proceeds to repay obligations of $2.5 million under our Lines Facilities and approximately $1.6 million for the acquisitions we closed during 2013. We invested the net proceeds in short- and intermediate-term interest-bearing high quality overnight money market funds, pending their use as described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Number	Description

4.1	Amended and Restated Warrant Agreement, dated September 24, 2013, between the Registrant and Registrar and Transfer Company (Incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on September 27, 2013)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NV5 HOLDINGS, INC.

	By:	/s/ Michael P. Rama
Date: November 13, 2013		Michael P. Rama Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)