Form 10-K
period 2013-12-31
NV5 Holdings, Inc.
filed 2014-03-28
CIK 1532961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-35849

NV5 Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3458017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South Park Road, Suite 350 Hollywood, Florida	33021
(Address of principal executive offices)	(Zip Code)

(954) 495-2112
Registrant’s telephone number, including area code

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value Warrants to Purchase Common Stock	The NASDAQ Capital Market The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐        No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sales price of the registrant’s units (which were the registrant’s only trading voting and non-voting common equity as of June 28, 2013), as reported on The NASDAQ Capital Market on June 28 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $14.7 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 25, 2014, there were 5,535,962 shares outstanding of the registrant’s common stock, $0.01 par value.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

NV5 HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

Cautionary Statement about Forward Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K and in our 2013 Annual Report to Stockholders contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as, but not limited to, “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “project,” “may,” “might,” “should,” “would,” “will,” “likely,” “will likely result,” “continue,” “could,” “future,” “plan,” “possible,” “potential,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance.

Forward-looking statements are not historical factors and should not be read as a guarantee or assurance of future performance or results, and will not necessarily be accurate indications of the times at, or by, or if which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith beliefs, expectations and assumptions as of that time with respect to future events. Because forward-looking statements relate to the future, they are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	changes in demand from the local and state government and private clients that we serve;

●	general economic conditions, nationally and globally, and their effect on the demand and market for our services;

●	fluctuations in our results of operations;

●	the government’s funding and budgetary approval process;

●	the possibility that our contracts may be terminated by our clients;

●	our ability to win new contracts and renew existing contracts;

●	our dependence on a limited number of clients;

●	our ability to complete projects timely, in accordance with our customers’ expectations, or profitability;

●	our ability to successfully execute our mergers and acquisitions strategy, including the integration of new companies into our business;

●	our ability to successfully manage our growth strategy;

●	our ability to raise capital in the future;

●	competitive pressures and trends in our industry and our ability to successfully compete with our competitors;

●	our ability to avoid losses under fixed-price contracts;

●	the credit and collection risks associated with our clients;

●	our ability to comply with procurement laws and regulations;

●	changes in laws, regulations, or policies;

●	the enactment of legislation that could limit the ability of local, state and federal agencies to contract for our privatized services;

●	our ability to complete our backlog of uncompleted projects as currently projected;

●	the risk of employee misconduct or our failure to comply with laws and regulations;

●	our ability to control, and operational issues pertaining to, business activities that we conduct with business partners and other third parties;

●	significant influence by our principal stockholder and the existence of certain anti-takeover measures in our governing documents; and

●

other factors identified throughout this Annual Report on Form 10-K, including those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will in fact transpire or prove to be accurate. Readers are cautioned to consider the specific risk factors described herein and in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.

The Company undertakes no obligation to update or publicly revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required under applicable securities laws. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph. You are advised, however, to consider any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission (the “SEC”). Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under “Item 1A. Risk Factors” of this Form 10-K. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand it is not possible to predict or identify all such factors.

References in this Annual Report on Form 10-K to (i) “NV5 Holdings, the “Company,” “we,” “us,” and “our” refer to NV5 Holdings, Inc., a Delaware corporation, its consolidated subsidiaries, and the business of Nolte Associates, Inc. as our historical accounting predecessor, (ii) “NV5” refers to NV5 Global, Inc. (formerly known as NV5, Inc.), a Delaware corporation and a wholly owned subsidiary of ours, and (iii) “Nolte” refers to Nolte Associates, Inc., a California corporation and a wholly owned subsidiary of ours.

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

As the needs of our clients have evolved, we have grouped our specialized engineering service capabilities across the following five verticals:

●	infrastructure, engineering, and support services;

●	construction quality assurance;

●	program management;

●	energy services; and

●	environmental services.

Historically, substantially all of our services were concentrated on the first two service sectors listed above. We believe, however, that our three newer service offerings are becoming increasingly important to our business as we continue to grow through organic growth, cross-selling opportunities and making strategic acquisitions.

We identify operating segments at the subsidiary entity level. However, each entity’s operating performance has been aggregated into one reportable segment.

We operate our business through a network of 25 locations in California, Colorado, Florida, Pennsylvania, New Jersey, and Utah. All of our offices utilize our shared services platform, which consists of human resources, marketing, finance, information technology, legal, and other resources at our corporate headquarters. Our shared services platform is intended to optimize the performance of our business as we increase our scale and scope. By maintaining a centralized, shared services platform, we believe we can better manage our business, apply universal financial and operational controls and procedures, increase efficiencies, and drive lower-cost solutions.

Our public sector clients include U.S. federal, state, municipal, and local governments; military and defense clients; and public agencies. We also serve quasi-public and private sector clients from the education, healthcare, energy, and utilities fields, including schools, universities, hospitals, health care providers, insurance providers, large utility service providers, and large and small energy producers.

During our 60 years in the engineering and consulting business, we have worked with such clients and on such well-known projects as (in alphabetical order):

● Atlantic City Tunnel Connection, NJ;	● Miami International Airport, FL;

● Balboa Naval Hospital, CA	● Miramar Marine Corps Air Station, CA;

● Borgata Hotel and Casino, NJ;	● Mojave Water Agency, CA;

● Caldecott Tunnel, CA;	● Peterson Air Force Base, CO;

● California Public Employees’ Retirement System, CA;	● Port of Miami, Tunnel and Capital Improvement to Pier Wharfs, FL;

● Colorado Department of Transportation, CO;	● San Diego Chargers Qualcomm Football Stadium, CA;

● Colorado Rockies, Coors Field Baseball Stadium, CO;	● San Diego Zoo and Wild Animal Park, CA;

● Equatorial Guinea LNG (Liquefied Natural Gas) Facility, Africa;	● SeaWorld, San Diego, CA;

● Fort Irwin Military Housing, CA;	● South Florida Water Management District, FL; and

● Fort Lauderdale Hollywood International Airport, FL;	● Stanford University, CA.

● Los Angeles Community College, CA;

Our current representative clients and project portfolio include (in alphabetical order):

● Broward County, FL;	● Rose Bowl Stadium, CA;

● California Department of Transportation, or Caltrans, CA;	● Rutgers University, NJ;

● City of Colorado Springs, CO;	● San Diego Gas & Electric, CA;

● City of Sacramento, CA;	● San Diego International Airport, CA;

● Contra Costa County, CA;	● Santa Clara County Government, CA;

● Florida Power and Light, FL;	● University of California San Diego, CA;

● Metropolitan Water District of Southern California, CA;	● University of Miami, FL;

● Miami-Dade County, FL;	● University of Utah, UT; and

● Princeton University, NJ;	● Utah Department of Transportation, UT.

Our History

We conduct our operations through two primary operating subsidiaries: (i) Nolte, which began operations in 1949 and was incorporated as a California corporation in 1957, and (ii) NV5, which was incorporated as a Delaware corporation in 2009. In March 2010, NV5 acquired the construction quality assurance operations of Bureau Veritas North America. In August 2010, NV5 acquired a majority of the outstanding shares of Nolte and succeeded to substantially all of Nolte’s business. In October 2011, NV5 and Nolte completed a reorganization transaction in which NV5 Holdings, Inc. was incorporated as a Delaware corporation, acquired all of the outstanding shares of NV5 and Nolte, and, as a result, became the holding company under which NV5 and Nolte conduct operations.

Recent Developments

Initial public offering and warrant exercise. We completed the initial public offering of our units in April 2013. On September 27, 2013, the common stock and warrants comprising the Company’s units began trading separately on Nasdaq under the symbols “NVEE” and “NVEEW”, respectively. In connection with the separate trading of the common stock and warrants, the Company’s units ceased trading under the symbol “NVEEU” on the close of the markets on September 26, 2013 and the units were delisted from Nasdaq. On September 27, 2013, the warrants became exercisable at an exercise price of $7.80 per share, except as provided below. The warrant exercise period expires on March 27, 2018 or earlier upon redemption.

On September 27, 2013 and continuing until October 11, 2013 (the “Temporary Reduction Expiration Time”), we temporarily reduced the exercise price of all of our outstanding public warrants from $7.80 per share to $6.00 per share. All such warrants properly exercised in accordance with their respective terms prior to the Temporary Reduction Expiration Time were accepted by the Company at the reduced $6.00 per share exercise price and one share of the Company’s registered common stock per warrant was issued to the exercising warrant holder. After the Temporary Reduction Expiration Time, the exercise price of the public warrants automatically reverted to the warrant exercise price of $7.80 per share included in the original terms of the public warrants and the reduced exercise price was no longer in effect. Except for the reduced $6.00 per share exercise price of the warrants during the Temporary Reduction Expiration Time, the terms of the public warrants remain unchanged. During the Temporary Reduction Expiration Time, 1,196,471 public warrants, or approximately 74% of the outstanding public warrants, were exercised at the reduced exercise price of $6.00 per share. The temporary reduction in the warrant exercise price generated net cash proceeds to the Company of approximately $6.6 million after fees associated with the temporary reduction in the warrant exercise price.

Acquisitions. One of our growth strategies is to focus on strategic acquisitions that enhance or expand our service offerings. For information on our recent acquisitions, please refer to the “Recent Acquisitions” section included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and such information is incorporated into this Item by reference.

Subsidiary name changes. In January 2014, we changed the names of certain of our subsidiaries, all of which remained Delaware corporations, as follows:

Current Subsidiary Name	Former Subsidiary Name

NV5 Global, Inc.	NV5, Inc.

NV5, Inc.	Vertical V - Southeast, Inc.

NV5 Northeast, Inc.	Vertical V - Northeast, Inc.

NV5 West, Inc.	Testing Engineers Southwest, Inc.

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

Expertise in local markets. To complement our vertical service model, we maintain a network of 25 locations on both the west and east coasts of the U.S. Each of our offices is staffed with quality professionals who understand the local and regional markets in which they serve. Our local professionals are allowed to concentrate entirely on their local market client engagements while being supported by our shared services platform, under which we perform various back office functions on a centralized basis.

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

Industry-recognized quality of service. We believe that we have developed a strong reputation for quality service based upon our industry-recognized depth of experience, ability to attract and retain quality professionals, and expertise across multiple service sectors. During the past several years, we received many industry certificates, awards, and national rankings, including:

●	2013 Environmental Business Journal Achievement Award in Mergers & Acquisitions;	●	Engineering News-Record Top 100 Construction Management-for-Fee Firms (ranked by construction-specific revenue);

●	2013/2012 Advisory Board at Harvard Graduate School of Design for Sustainable Infrastructure;	●	2011 Sacramento Regional Transit District: Transit Oriented Design of the Year; and

●	2013/2012 Northwestern Kellogg Graduate School – Visiting Faculty;	●	2010 Engineering News-Record: Best of the Best Government Building Award.

●	2011 Engineering News-Record Top 500 Design Firms (ranked by design-specific revenue);

Growth Strategies

We intend to pursue the following growth strategies as we seek to expand our market share and position ourselves as a preferred, single-source provider of professional and technical consulting and certification services to our clients:

Seek strategic acquisitions to enhance or expand our services offerings. We seek acquisitions that allow us to expand or enhance our capabilities in our existing service offerings. In analyzing new acquisitions, we pursue opportunities that provide critical mass to function as a profitable stand-alone operation, are geographically situated to be complementary to our existing operations, and profitable with strong potential for organic growth. We believe that expanding our business through strategic acquisitions will enable us to exploit economies of scale in the areas of finance, human resources, marketing, administration, information technology, and legal, while also providing cross-selling opportunities among our vertical service offerings.

Continue to focus on public sector clients while building private sector client capabilities. We have historically derived the majority of our revenue from public and quasi-public sector clients. For the years ended December 31, 2013 and 2012, approximately 67% and 66%, respectively, of our gross revenues were attributable to public and quasi-public sector clients. Even during unsteady economic periods, we have capitalized on public sector business opportunities resulting from outsourcing initiatives, continued efforts to address the challenges presented by the nation’s aging infrastructure system, and the need to provide solutions for transportation, energy, water, and waste water requirements. However, we also seek to obtain additional clients in the private sector, which typically experiences greater growth during times of economic expansion, by networking, participating in certain organizations, and monitoring private project databases. We will continue to pursue private sector clients when such opportunities present themselves. We believe our ability to service the needs of both public and private sector clients gives us the flexibility to seek and obtain engagements regardless of the current economic conditions.

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

Our specialty areas within our infrastructure, engineering, and support service offering include:

Water resources. We assist our clients with a variety of projects related to water supply and distribution (such as designing water treatment plants and pilot testing), water treatment (including designing and implementing water reclamation, recycling, and reuse projects), and wastewater engineering (including wastewater facility master planning and treatment, designing and implementing collection, treatment and disposal systems, and water quality investigations).

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

Surveying. We are equipped to provide our clients with a full suite of traditional surveying techniques as well as cutting edge technology services, including high-definition surveying services using three-dimensional Light Detection and Ranging (LIDAR) point clouds. Our services can be used to determine current site condition, provide real-time infrastructure measuring and mapping, preserve historic sites, aide in forensic and accident investigations, determine volume calculations, and conduct surveys for project progress.

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

During development, we assist our clients in designing a comprehensive construction plan, including a summary of planned construction activities, sequence, critical path elements, interrelationships, durations, and terminations. Construction planning services may also include developing procedures for project management, the change order process, and technical records handling methodology to be employed. We offer inspection services for each phase of a project, including excavation, foundations, structural framing, mechanical heating and air conditioning systems, electrical systems, underground utilities, and building water proofing systems. Where applicable, we employ additional methods to test materials and building quality. We maintain contact with our clients’ managers and, as issues are detected or anticipated, assist them in determining appropriate, cost-effective solutions. We periodically provide construction progress inspections and assessment reports. When a project is complete, we prepare an evaluation report of the project and certify the inspections for the client. After construction, we offer periodic building inspection services to ensure that the building is maintained in accordance with applicable building codes and other local ordinances to maximize the life of the project. We also offer indoor environmental quality testing during this period.

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

Program Management

We provide program management services, which primarily consist of providing a wide variety of governmental outsourcing services and consulting services that assist organizations in complying with technical government regulations and industry standards. We offer a broad array of technical outsourcing services, including traffic studies, building code plan review, code enforcement, permitting and inspections, and the administration of public works projects, building departments, and safety departments. Our program management service is a not at-risk service, is performed under a unit price fee arrangement and not outcome-based.

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

Energy Services

Our energy services include the management of existing infrastructure assets as well as capital expenditure projects. Within energy services we provide inspection, program management and assistance in permitting in accordance with requirements of the Federal Energy Regulatory Commission. We also provide traditional engineering services for energy providers, including energy transmission and distribution; underground transmission and distribution; substation engineering; power generation facility design services and surveying. We assist major utilities and energy providers in assessing potential sites for a wide variety of new energy infrastructure projects, and operations and maintenance for existing energy infrastructure assets. Our services are provided to energy generation and transmission clients for various types of energy source producers (i.e., natural gas, oil, coal and renewables).

Environmental Services

Our environmental services include occupational health, safety and environmental consulting and testing, which consists of investigating and analyzing environmental conditions both outside and inside a building, recommending corrective measures and procedures needed to comply with work place occupational health and safety programs. Our occupational health and safety services include workplace safety audits, ergonomics studies, plans for emergency preparedness, and workplace monitoring in regulated industries. We assist our clients with compliance of regulatory requirements and industrial air and water quality standards. Our environmental services also include hydrogeological modeling and environmental programs that assist our public agencies and private industry clients with compliance of state, federal, and local requirements for groundwater resource assessments; water resource planning, monitoring and environmental management of wastewater facilities; solid waste landfill investigations; permitting and compliance; storm water pollution; environmental impact statement support; agricultural waste management and permitting; and wetland evaluations.

Strategic Acquisitions

We maintain a full-time merger and acquisitions (“M&A”) initiative with executive personnel specifically dedicated to identifying acquisition targets, exploring acquisition opportunities, negotiating terms, and overseeing the acquisition and post-acquisition integration. From 1993 to the present, across various prior-company employment, our M&A team has completed over 45 transactions in the engineering and consulting industry. Over the course of these transactions, our M&A team has established extensive relationships throughout the industry and continues to maintain an established pipeline of potential acquisition opportunities.

We seek acquisitions that allow us to expand or enhance our capabilities in our existing service offerings. In analyzing new acquisitions, we pursue opportunities that provide critical mass to function as a profitable stand-alone operation, are geographically situated to be complementary to our existing operations, and are profitable with strong potential for organic growth. Acquisition targets must include an experienced management team that is compatible with our culture and thoroughly committed to our strategic direction. We believe we add value to the operations of our acquisitions by providing superior corporate marketing and sales support, cash management, financial controls, information technology, risk management and human resources support through a performance optimization process. Our performance optimization process, which was developed by our executives through their extensive experience in acquiring and integrating these types of companies, entails a review of both back office and operational functions to, among other things, identify how to improve (i) inefficiencies related to the delivery of our services to customers, (ii) the performance of a new acquisition through the integration of personnel into our organization, (iii) the risk management of a new acquisition, (iv) the integration of technology and shared services platforms, and (v) cross-selling opportunities to create synergies with in our service offerings.

For information on our recent acquisitions, please refer to the “Recent Acquisitions” section included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Key Clients and Projects

We currently serve over 800 different clients. While our ten largest clients accounted for approximately 46% and 49% of our gross revenues during the years ended December 31, 2013 and 2012, respectively, approximately 28% and 27% of gross revenues for the years ended December 31, 2013 and 2012, respectively, are from two clients. Although we serve a highly diverse client base, for the years ended December 31, 2013 and 2012 approximately 67% and 66%, respectively, of our gross revenues were attributable to public and quasi-public sector clients. In this regard, public sector clients include U.S. federal, state, and local government departments, agencies, systems, and authorities, including the U.S. Department of Defense, transportation agencies, educational systems, and public housing authorities, while quasi-public sector clients include utility service providers, energy producers, and healthcare providers. Of our private sector clients, our largest clients are contractors, construction engineering firms, and institutional property owners.

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

Our business development efforts emphasize lead generation, industry group networking, and corporate visibility. Most of our business development efforts are led by members of our engineering and other professional teams, who are also responsible for managing projects. Our business development efforts are further supported by our shared services marketing group, which consists of a seasoned marketing team and marking support personnel located at our corporate headquarters as well as our operating units.

As our service offerings become more expansive, we anticipate increasing our cross-selling opportunities. Currently, we are often able to offer our construction quality assurance services in conjunction with our infrastructure, engineering, and support services to the same clients.

In our experience, there has been a recent trend in the engineering and consulting industry in which client relationships have shifted away from project-specific engagements and toward long-term, multi-project relationships. This shift requires that service providers commit considerable resources toward maintaining client relationships, including dedicating both technical and marketing resources tailored to the specific client’s needs. We are committed to maintaining our client relationships by, among other things, remaining responsive to our clients’ needs and continuing to offer a broad range of quality service offerings and value added solutions.

Employees

As of December 31, 2013, we had approximately 436 employees, including approximately 371 full-time employees, which include approximately 126 licensed engineers and other professionals. We have been able to locate and engage highly qualified employees as needed and do not expect our growth efforts to be constrained by a lack of qualified personnel. We consider our employee relations to be good.

Backlog

As of December 31, 2013, we had approximately $60.2 million of gross revenue backlog expected to be recognized over the next 12 months, compared to gross revenue backlog of approximately $45 million as of December 31, 2012. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized in its entirety or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

We believe the providers of engineering and consulting services primarily compete on the quality of service, relevant experience, staffing capabilities, reputation, geographic presence, stability, and price. Price differentiation remains an important element in competitive tendering and is the most significant factor in bidding for public sector consultancy contracts. The importance of the foregoing factors varies widely based upon the nature, location, and size of the project. We believe that certain economies of scale can be realized by service providers that establish a national reputation for providing engineering and consulting services in all five of the service verticals in which we do business. Since the demand for engineering and consulting services within each service offering is viewed as only moderately correlated with the demand for services within the other service offerings, we are of the view that engineering and consulting firms can benefit considerably from diversified service offerings.

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

We believe our principal competitors include the following firms (in alphabetical order): AECOM Technology Corporation (NYSE: ACM), AMEC plc (LSE: AMEC), Bureau Veritas (PAR: BVI), Intertek Group plc (LSE:ITRK), Jacobs Engineering Group Inc. (NYSE: JEC), Kleinfelder & Associates, Professional Service Industries, Inc., Terracon Consultants, Inc., Tetra Tech, Inc. (NASDAQ: TTEK), TRC Companies, Inc. (NYSE: TRR), URS Corporation (NYSE: URS), Willdan Group (NASDAQ: WLDN), and WS Atkins plc (LSE:ATK).

Seasonality

Due primarily to inclement weather conditions, which lead to project delays and slower completion of contracts, and a higher number of holidays, our operating results during the months of December, January, and February are generally lower than our operating results during other months. As a result, our gross revenues and net income for the first and fourth quarters of a fiscal year may be lower than our results for the second and third quarters of a fiscal year.

Insurance and Risk Management

We maintain insurance covering professional liability and claims involving bodily injury, property and economic loss. We consider our present limits of coverage, deductibles, and reserves to be adequate. Wherever possible, we endeavor to eliminate or reduce the risk of loss on a project through the use of quality assurance and control, risk management, workplace safety, and other similar methods.

Risk management is an integral part of our project management approach for fixed-price contracts and our project execution process. We have a risk management process group that reviews and oversees the risk profile of our operations. We also evaluate risk through internal risk analyses in which our management reviews higher-risk projects, contracts, or other business decisions that require corporate legal and risk management approval.

Regulation

We are regulated in a number of fields in which we operate.  We contract with various U.S. governmental agencies and entities.  When working with U.S. governmental agencies and entities, we must comply with laws and regulations relating to the formation, administration, and performance of contracts.  These laws and regulations contain terms that, among other things:

●	require certification and disclosure of all costs or pricing data in connection with various contract negotiations;

●	impose procurement regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-based U.S. government contracts; and

●	restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

Internationally, we are subject to various government laws and regulations (including the Foreign Corrupt Practices Act (“FCPA”) and similar non-U.S. laws and regulations), local government regulations, procurement policies and practices, and varying currency, political, and economic risks.

To help ensure compliance with these laws and regulations, our employees are sometimes required to complete tailored ethics and other compliance training relevant to their position and our operations.

Access to Information

Our Internet address is www.nv5.com. We make available at this address, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In this Annual Report on Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for our 2014 Annual Meeting of Stockholders, which we will file with the SEC and will be available, free of charge, on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our website. Information contained on our website is not part of this Annual Report on Form 10-K.

You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet website located at http://www.sec.gov that contains the information we file or furnish electronically with the SEC.

ITEM 1A.     RISK FACTORS.

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The risks described below highlight some of the factors that have affected, and in the future could affect our operations and financial condition. Additional risks we do not yet know of or that we currently think are immaterial may also affect our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

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

Demand from our state and local government and private clients is cyclical and vulnerable to economic downturns. If the economy weakens or client spending declines further, then our revenue, profits, and financial condition may deteriorate.

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

Our revenue, expenses, and operating results may fluctuate significantly because of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. In addition to the other risks described in this “Risk Factors” section, the following factors could cause our operating results to fluctuate:

●	delays, increased costs, or other unanticipated changes in contract performance that may affect profitability, particularly with contracts that are fixed-price or have funding limits;

●	seasonality of the spending cycle of our public sector clients, notably the U.S. federal government, the spending patterns of our private sector clients, and weather conditions;

●	budget constraints experienced by our federal, state, and local government clients;

●	our ability to integrate any companies that we acquire;

●	the number and significance of client contracts commenced and completed during a quarter;

●	the continuing creditworthiness and solvency of clients;

●	reductions in the prices of services offered by our competitors; and

●	legislative and regulatory enforcement policy changes that may affect demand for our services.

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

We derive a majority of our gross revenues from government agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.

For the years ended December 31, 2013 and 2012, approximately 67% and 66%, respectively, of our gross revenues were attributable to public and quasi-public sector clients, of which approximately 81% and 84% for the years ended December 31, 2013 and 2012, respectively, were attributable to public and quasi-public sector clients in California. A significant amount of our revenues are derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have had funding appropriated.

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

●

uncertainty surrounding how any remaining funds are being distributed under the American Recovery and Reinvestment Act of 2009 (“ARRA”) and into what governmental areas such funds are being used, and how much funding may remain available;

●	changes in and delays or cancellations of government programs, requirements, or appropriations;

●	budget constraints or policy changes resulting in delay or curtailment of expenditures related to the services we provide;

●	re-competes of government contracts;

●	the timing and amount of tax revenue received by federal, state, and local governments, and the overall level of government expenditures;

●	curtailment in the use of government contracting firms;

●	delays associated with insufficient numbers of government staff to oversee contracts;

●

the increasing preference by government agencies for contracting with small and disadvantaged businesses, including the imposition of set percentages of prime and subcontracts to be awarded to such businesses for which we would not qualify;

●	competing political priorities and changes in the political climate with regard to the funding or operation of the services we provide;

●	the adoption of new laws or regulations affecting our contracting relationships with the federal, state, or local governments;

●	a dispute with, or improper activity by, any of our subcontractors; and

●	general economic or political conditions.

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

The state of California has experienced, and is continuing to experience, a significant budget shortfall and other related budgetary issues and constraints. The state of California has historically been and is considered to be a key geographic region for our business, as approximately 65% and 74% of our gross revenues for the years ended December 31, 2013 and 2012, respectively, came from California-based projects. Ongoing uncertainty as to the timing and accessibility of budgetary funding, changes in state funding allocations to local agencies and municipalities, or other delays in purchasing for, or commencement of, projects have had and may continue to have a negative impact on our gross revenues and net income.

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

Our ten largest clients accounted for approximately 46% and 49% of our consolidated revenue in for the years ended December 31, 2013 and 2012, respectively, whereby two clients represents approximately 28% and 27% of our gross revenue for the years ended December 31, 2013 and 2012, respectively. The loss of, or reduction in orders from, these clients could have a material adverse effect on our business, financial condition, and results of operations.

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

A key part of our growth strategy is to acquire other companies that complement our service offerings or broaden our technical capabilities and geographic presence. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts. For example:

●	we may not be able to identify suitable acquisition candidates or acquire additional companies on acceptable terms;

●	we may pursue international acquisitions, which inherently pose more risk than domestic acquisitions;

●	we compete with others to acquire companies, which may result in decreased availability of, or increased price for, suitable acquisition candidates;

●	we may not be able to obtain the necessary financing on favorable terms, or at all, to finance any of our potential acquisitions;

●	we may ultimately fail to consummate an acquisition even if we announce that we plan to acquire a company; and

●	acquired companies may not perform as we expect, and we may fail to realize anticipated revenue and profits.

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

The difficulties of integrating an acquisition include, among others:

●	unanticipated issues in integration of information, communications, and other systems;

●	unanticipated incompatibility of logistics, marketing, and administration methods;

●	maintaining employee morale and retaining key employees;

●	integrating the business cultures of both companies;

●	preserving important strategic client relationships;

●	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

●	coordinating geographically separate organizations.

In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings, or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

Further, acquisitions may also cause us to:

●	issue securities that would dilute our current stockholders’ ownership percentage;

●	use a substantial portion of our cash resources;

●	increase our interest expense, leverage, and debt service requirements if we incur additional debt to pay for an acquisition;

●

assume liabilities, including environmental liabilities, for which we do not have indemnification from the former owners, as was the case in our acquisition of Nolte, or have indemnification that may be subject to dispute or concerns regarding the creditworthiness of the former owners;

●	record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential impairment charges;

●	experience volatility in earnings due to changes in contingent consideration related to acquisition liability estimates;

●	incur amortization expenses related to certain intangible assets;

●	lose existing or potential contracts as a result of conflict of interest issues;

●	incur large and immediate write-offs; or

●	become subject to litigation.

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

Fixed-price contracts require us to either perform all work under the contract for a specified lump sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. For the years ended December 31, 2013 and 2012, approximately 11% and 7%, respectively, of our revenue was recognized under fixed-price contracts. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform, and economic or other changes that may occur during the contract period. Losses under fixed-price contracts could be substantial and adversely impact our results of operations.

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

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. We face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. For the years ended December 31, 2013 and 2012, approximately 28% and 27% of gross revenues are from two clients. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our ability to collect our receivables and, ultimately, our revenues and results of operations.

As a government contractor, we must comply with various procurement laws and regulations and are subject to regular government audits. A violation of any of these laws and regulations or the failure to pass a government audit could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor and could reduce our profits and revenue.

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

We account for some of our contracts on the percentage-of-completion method of revenue recognition. These contracts accounted for approximately 11% and 7% of our revenue for the years ended December 31, 2013 and 2012, respectively. Generally, our use of this method results in recognition of revenue and profit ratably over the life of the contract based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, including the achievement of award fees as well as the impact of change orders and claims, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenue and profit.

Our actual business and financial results could differ from the estimates and assumptions that we use to prepare our financial statements, which may significantly reduce or eliminate our profits.

To prepare financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”), management is required to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions could affect the reported values of assets, liabilities, revenue, and expenses as well as disclosures of contingent assets and liabilities. For example, we recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:

●	the application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders, and contract claims;

●	provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors, and others;

●	provisions for income taxes, research, and experimentation credits and related valuation allowances;

●	value of goodwill and recoverability of other intangible assets;

●	valuations of assets acquired and liabilities assumed in connection with business combinations;

●	valuation of stock-based compensation expense; and

●	accruals for estimated liabilities, including litigation and insurance reserves.

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

Management continues to review and assess our internal controls to ensure we have adequate internal financial and accounting controls. Failure to maintain new or improved controls, or any difficulties we encounter in their implementation, could result in material weaknesses, and cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations (and, once we no longer qualify as an “emerging growth company” under the JOBS Act or a “smaller reporting company” as defined under related SEC rules, annual audit attestation reports) regarding the effectiveness of our internal control over financial reporting that will be required under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) with respect to annual reports that we will file as a public company. The existence of a material weakness could result in errors in our financial statements that could cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. The rate at which we utilize our workforce is affected by a number of factors, including:

●	our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;

●	our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces;

●	our ability to manage attrition;

●	our need to devote time and resources to training, business development, professional development, and other non-chargeable activities; and

●	our ability to match the skill sets of our employees to the needs of the marketplace.

If we over utilize our workforce, our employees may become disengaged, which will impact employee attrition. If we under-utilize our workforce, our profit margin and profitability could suffer.

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results.

As of December 31, 2013, we had approximately $60.2 million of gross revenue backlog expected to be recognized over the next 12 months. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could harm our reputation, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents, or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other foreign corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws, and any other applicable laws or regulations. For example, the FCPA, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these regulations and laws, and we take precautions to prevent and detect misconduct. However, since our internal controls are subject to inherent limitations, including human error, it is possible that these controls could be intentionally circumvented or become inadequate because of changed conditions. As a result, we cannot assure that our controls will protect us from reckless or criminal acts committed by our employees and agents. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearances, and suspension or debarment from contracting, any or all of which could harm our reputation, reduce our revenue and profits, and subject us to criminal and civil enforcement actions. Historically, we have not had any material cases involving misconduct or fraud.

If our contractors and subcontractors fail to satisfy their obligations to us or other parties, or if we are unable to maintain these relationships, our revenue, profitability, and growth prospects could be adversely affected.

We depend on contractors and subcontractors in conducting our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, client concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a subcontract. In addition, if any of our subcontractors fail to deliver on a timely basis the agreed-upon supplies, fail to perform the agreed-upon services, go out of business, or fail to perform on a project, then our ability to fulfill our obligations as a prime contractor may be jeopardized and we may be contractually responsible for the work performed by those contractors or subcontractors. The absence of qualified subcontractors with which we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts. Historically, our relationship with our contractors and subcontractors has been good, and we have not experienced any material failure of performance by our contractors and subcontractors. During the years ended December 31, 2013 and 2012, the utilization of contractors or subcontractors generated approximately 18% and 16%, respectively, of our gross revenues.

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

In this regard, the agreement pursuant to which we acquired Nolte did not include representations and warranties regarding the business being acquired or any indemnification provisions or other assurances from the seller regarding Nolte. In the event any unforeseen matters arise, whether regarding the permits and authorizations required to run the Nolte business, filing of tax returns and payment of associated taxes, or the existence or extent of any contingent liabilities of the Nolte business (including third-party claims to which Nolte may be subject in the future including regarding professional liability for work performed prior to our acquisition of Nolte), we would be materially adversely affected if we were required to pay damages or incur defense costs in connection with a claim for which no such indemnity has been provided. In this regard, in 2011, the California Franchise Tax Board (“CFTB”) initiated an examination of Nolte’s state of California tax filings and raised various questions about approximately $0.7 million of research and development tax credits generated and included in Nolte’s tax returns for the years 2005-2010. We responded to these inquiries, but in the fourth quarter of 2012, the California Franchise Tax Board denied these credits in full. In early 2013, the CFTB assigned a new examiner. The CFTB examiner conducted a field visit in order to understand our design activities associated with these qualified research activities as the CFTB is reconsidering and reevaluating its position. Nolte believes it has appropriate qualified research activities, qualified research expenses and documentation to support the credits and believes this position meets the recognition criteria under Accounting Standards Codification (“ASC”) 740-10. Accordingly, we have not recorded a liability for uncertain tax benefits related to these state or federal research and development credits. An adverse outcome could have an adverse impact on our financial position, results of operations and cash flows.

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

Our Chairman, Chief Executive Officer and President owns a large percentage of our voting stock, which may allow him to have a significant influence on all matters requiring stockholder approval.

Mr. Dickerson Wright, our Chairman, Chief Executive Officer, and President, beneficially owns 2,164,940 shares, or approximately 39% of our common stock on a fully diluted basis as of December 31, 2013. Accordingly, Mr. Wright has the power to significantly influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including decisions regarding mergers, going private transactions, and other extraordinary transactions, and to significantly influence the terms of any of these transactions. Although Mr. Wright owes us and our stockholders certain fiduciary duties as a director and an executive officer, Mr. Wright could take actions to address his own interests, which may be different from those of our other stockholders.

As an emerging growth company within the meaning of the Securities Act, we will utilize certain modified disclosure requirements, and we cannot be certain whether these reduced requirements will make our securities less attractive to investors.

We are an emerging growth company within the meaning of the rules under the Securities Act. We plan in current and future filings with the SEC to utilize, the modified disclosure requirements available to emerging growth companies, including reduced disclosure about our executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a nonbinding advisory vote on executive compensation. In addition, we will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act, including the additional testing of our internal control over financial reporting as may occur when outside auditors attest as to our internal control over financial reporting. For example, we will not have to provide an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. As a result, our stockholders may not have access to certain information they may deem important.

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

As a result of our initial public offering, we became a public company and our securities are listed on Nasdaq. As such, we are required to comply with laws, regulations, and requirements that we did not need to comply with as a private company, including certain provisions of the Sarbanes-Oxley Act and related SEC regulations, as well as the requirements of Nasdaq. Compliance with the requirements of being a public company have required us to increase our operating expenses in order to pay our employees, legal counsel, and accountants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, in connection with Section 404(a) of the Sarbanes-Oxley Act, management was required to deliver a report that assessed the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K for the year ending December 31, 2013, and, in connection with Section 404(b) of the Sarbanes-Oxley Act, our auditors are not required to attest to our internal controls over financial reporting until we no longer qualify as an emerging growth company under the JOBS Act or as a smaller reporting company, as defined in Exchange Act Rule 12b-2. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. Furthermore, we might not be able to retain our independent directors or attract new independent directors for our committees.

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

We currently do not intend to pay dividends on our shares of Common Stock and, consequently, your only current opportunity to achieve a return on your investment is if the price of our shares appreciates.

We do not expect to pay dividends on our shares of common stock in the foreseeable future and intend to use cash to grow our business. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as the extent to which our financing arrangements permit the payment of dividends, earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors. Consequently, your only current opportunity to achieve a return on your investment in us will be if the market price of our common stock appreciates.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.     PROPERTIES.

Our principal executive offices are located in approximately 4,600 square feet of office space that we lease at 200 South Park Road, Suite 350, Hollywood, Florida. In addition, we lease office space in 25 other locations in California, Colorado, Florida, Pennsylvania, New Jersey, and Utah. In total, our facilities contain approximately 150,000 square feet of office space and are subject to leases that expire through 2018. We do not own any real property. Our lease terms vary from month-to-month to multi-year commitments. We do not consider any of these leased properties to be materially important to us. While we believe it is necessary to maintain offices through which our services are coordinated, we feel there are an ample number of available office rental properties that could adequately serve our needs should we need to relocate or expand our operations.

ITEM 3.     LEGAL PROCEEDINGS.

From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. As of the date of this Annual Report on Form 10-K, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial position.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, each of which consisted of one share of our common stock, par value $0.01 per share, and one warrant to purchase one share of our common stock, traded on Nasdaq under the symbol “NVEEU” until September 26, 2013. On September 27, 2013 (the “Separation Date”), the common stock and warrants underlying our units automatically separated from the units and began trading separately on Nasdaq under the symbols “NVEE” and “NVEEW”, respectively. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $7.80 beginning on the Separation Date, provided that there is an effective registration statement in effect covering the shares of common stock underlying the warrants. Our warrants will expire on March 27, 2018 at 5:00 p.m., New York City time, or earlier upon redemption.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per unit as reported on the Nasdaq for the period from March 27, 2013 (the first day on which our units began trading) through September 26, 2013 (the day on which our units ceased trading), and our common stock and warrants for the period from September 27, 2013 (the first day on which our common stock and warrants began trading) through December 31, 2013.

	Units		Common Stock		Warrants
Fiscal 2013:	High	Low	High	Low	High	Low
First Quarter (1)	$6.42	$6.09	N/A	N/A	N/A	N/A
Second Quarter	$8.49	$5.90	N/A	N/A	N/A	N/A
Third Quarter (2)	$9.60	$7.90	$7.70	$7.70	$2.25	$2.25
Fourth Quarter	N/A	N/A	$9.03	$7.00	$3.75	$1.00

“N/A” means not applicable.

(1) Beginning on March 27, 2013 with respect to the Company’s units.

(2) Ending on September 26, 2013 with respect to the Company’s units and beginning on September 27, 2013 with respect to the Company’s common stock and warrants.

Holders

As of March 14, 2014, there are 131 holders of record of our common stock and one holder of record of our warrants. These numbers do not include beneficial owners whose shares are held in “street name.”

Dividends

We have not paid cash dividends on our common stock and do not expect to do so in the foreseeable future, as we intend to retain all earnings to provide funds for the operation and expansion of our business.

Recent Sales of Unregistered Securities

During fiscal year 2013, we issued the following securities that were not registered under the Securities Act:

In October 2013, we issued 5,952 shares of our common stock as partial consideration for our August 2013 acquisition of Dunn as disclosed elsewhere in this Annual Report on Form 10-K. We issued these shares in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

We did not, nor do we plan to, pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts or commissions, in connection with the issuance of securities listed above. In addition, each of the certificates issued or to be issued representing the securities in the transaction listed above bears or will bear a restrictive legend permitting the transfer thereof only in compliance with applicable securities laws. The recipients of securities in the transaction listed above represented to us or will be required to represent to us their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had or have adequate access, through their employment or other relationship with our Company or through other access to information provided by our Company, to information about our Company.

Issuer Purchase of Equity Securities

None.

Use of Proceeds from our Initial Public Offering and Warrant Exercise

On March 26, 2013, our registration statement on Form S-1 (File No. 333-186229) was declared effective for our initial public offering. To the extent any net proceeds are used to repay any debt obligations, the aggregate outstanding balance of our notes payable to banks and former owners of acquired companies as of December 31, 2013 was approximately $6.8 million with interest rates ranging from 3.0% to 5.0%. Except as disclosed in the previous sentence, there have been no changes regarding the use of proceeds from our initial public offering and warrant exercise from the disclosure in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013.

ITEM 6.    SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described under “Item 1A. Risk Factors.”

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

We conduct our operations through two primary operating subsidiaries: (i) Nolte, which began operations in 1949 and was incorporated as a California corporation in 1957, and (ii) NV5, which was incorporated as a Delaware corporation in 2009. In March 2010, NV5 acquired the construction quality assurance operations of Bureau Veritas North America, Inc. In August 2010, NV5 acquired a majority of the outstanding shares of Nolte and succeeded to substantially all of Nolte’s business. In October 2011, NV5 and Nolte completed a reorganization transaction in which NV5 Holdings, Inc. was incorporated as a Delaware corporation, acquired all of the outstanding shares of NV5 and Nolte, and, as a result, became the holding company under which NV5 and Nolte conduct operations.

Recent Acquisitions

The aggregate value of all consideration for our acquisitions consummated during the years ended December 31, 2013 and 2012 was approximately $3.3 million and approximately $3.5 million, respectively.

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaderabek Company (“Kaco”), a 30-person engineering firm headquartered in Miami, Florida. Kaco began operations in 1984 and over the years has become recognized for its technical expertise on development and engineering teams for some of the most challenging projects in South Florida, the Caribbean, and Central America. The purchase price was approximately $3.5 million, consisting of $1.0 million in cash, a $2.0 million promissory note, and $0.5 million of our common stock valued at $7.21 per share issued on December 28, 2012.

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners (“Consilium” or Consilium Partners”), a 20-person owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners. Consilium Partners possesses specialized expertise in managing technically demanding projects, while having an affinity for leading teams and cultivating teamwork with the people who ultimately determine a project’s success. The purchase price was approximately $1.1 million, consisting of cash, notes and our common stock, plus an earn-out of up to $1.0 million payable in three annual installments in cash and/or our common stock, in the Company’s sole discretion, based on the achievement of a certain agreed upon metric for calendar year 2013, and, if achieved, is payable in three annual installments beginning in January 31, 2014 in cash and/or our common stock. For the year ended December 31, 2013, the agreed upon metric was met and, therefore, the earn-out was achieved. On January 31, 2014, we paid the first annual installment of approximately $0.3 million, of which approximately $0.2 was paid in cash and the remaining $0.1 million was paid by issuing 12,987 shares of our common stock.

On July 8, 2013, we acquired certain assets and assumed certain liabilities of the Tampa, Florida division of Pitman-Hartenstein & Associates (“PH&A”). PH&A specializes in transportation infrastructure engineering. The purchase price was approximately $1.0 million of cash and notes.

On August 12, 2013, we acquired certain assets and assumed certain liabilities of Dunn Environmental, Inc. (“Dunn”). Dunn specializes in environmental and hydrogeology sciences in Northern California. The purchase price was approximately $0.3 million, consisting of cash, notes and our common stock.

On January 31, 2014, we acquired certain assets and assumed certain liabilities of Air Quality Consulting, Inc. (“AQC”), which specializes in occupational health safety and environmental consulting. AQC adds growth in our environmental vertical and also allows us to offer these services to a broader scale within our existing network. The purchase price was up to approximately $1 million consisting of cash, notes and our common stock.

On March 21, 2014, we acquired AK Environmental, LLC (“AK”), a natural gas pipeline inspection, construction management and environmental consulting firm, primarily servicing the Northeast, Mid-Atlantic and Southeast United States. The purchase price was approximately $7 million consisting of cash, notes and our common stock.

Key Trends, Developments and Challenges

Initial public offering. On March 26, 2013, the Company priced its initial public offering of 1,400,000 units. Each unit was sold at an offering price of $6.00 per unit and consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share. The units began trading on Nasdaq on March 27, 2013 and traded solely as units through September 26, 2013. The units sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-186229), which was declared effective by the SEC on March 26, 2013. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units, solely to cover over-allotments. The closing of the offering occurred, and was recorded, on April 2, 2013, upon which we received net proceeds of approximately $8.1 million after deducting fees associated with the initial public offering and issued 1,610,000 units. In addition, upon closing, the underwriter received a warrant to acquire up to 140,000 units at an exercise price of $7.20 per unit. The underwriter can begin to exercise these warrants on March 26, 2014 and such exercise expires on March 26, 2016. Each of these units consist of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share.

Separation of the Company’s units and warrant exercises. On September 27, 2013, the common stock and warrants comprising the Company’s units began trading separately on Nasdaq under the symbols “NVEE” and “NVEEW”, respectively. In connection with the separate trading of the common stock and warrants, the Company’s units ceased trading under the symbol “NVEEU” on the close of the markets on September 26, 2013 and the units were delisted from Nasdaq.

On September 27, 2013, the warrants became exercisable at an exercise price of $7.80 per share, except as provided. The warrant exercise period expires on March 27, 2018 or earlier upon redemption.

On September 27, 2013 and continuing until October 11, 2013 (the “Temporary Reduction Expiration Time”), we temporarily reduced the exercise price of all of our outstanding public warrants from $7.80 per share to $6.00 per share. All such warrants properly exercised in accordance with their respective terms prior to the Temporary Reduction Expiration Time were accepted by the Company at the reduced $6.00 per share exercise price and one share of the Company’s registered common stock per warrant was issued to the exercising warrant holder. After the Temporary Reduction Expiration Time, the exercise price of the public warrants automatically reverted to the warrant exercise price of $7.80 per share included in the original terms of the public warrants and the reduced exercise price was no longer in effect. Except for the reduced $6.00 per share exercise price of the warrants during the Temporary Reduction Expiration Time, the terms of the public warrants remain unchanged. During the Temporary Reduction Expiration Time, 1,196,471 public warrants, or approximately 74% of the outstanding public warrants were exercised at the reduced exercise price of $6.00 per share. The temporary reduction in the warrant exercise price generated net cash proceeds to the Company of approximately $6.6 million after fees associated with the temporary reduction in the warrant exercise price and offering expenses.

Shift in service mix. We group our capabilities into five core vertical service offerings. Historically, we have concentrated on the verticals of (i) infrastructure, engineering and support services and (ii) construction quality assurance. We believe, however, that further development of three additional service offerings of (i) program management, (ii) energy services, and (iii) environmental services will become increasingly important to our business as we continue to grow organically and through strategic acquisitions. Gross revenues derived from these three types of services offerings are mostly generated under cost-reimbursable contacts. The methods of billing for these three services are expected to include both time and materials or cost-plus basis.

Tax credit dispute. In 2011, the California Franchise Tax Board (“CFTB”) initiated an examination of Nolte’s state of California tax filings and raised various questions about approximately $0.7 million of research and development tax credits generated and included in Nolte’s tax returns for the years 2005-2010. We responded to these inquiries, but in the fourth quarter of 2012, the California Franchise Tax Board denied these credits in full. In early 2013, the CFTB assigned a new examiner. The CFTB examiner conducted a field visit in order to understand our design activities associated with these qualified research activities as the CFTB is reconsidering and reevaluating its position. Nolte believes it has appropriate qualified research activities, qualified research expenses and documentation to support the credits and believes this position meets the recognition criteria under Accounting Standards Codification (“ASC”) 740-10. Accordingly, we have not recorded a liability for uncertain tax benefits related to these state or federal research and development credits. An adverse outcome could have an adverse impact on our financial position, results of operations and cash flows.

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

For the years ended December 31, 2013 and 2012, cost-reimbursable contracts represented approximately 89% and 93%, respectively, of our total revenues.

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

For the years ended December 31, 2013 and 2012, fixed-price contracts represented approximately 11% and 7%, respectively, of our total revenues.

Revenues from engineering services are recognized in accordance with the accrual basis of accounting. Revenues under cost-reimbursable contracts are recognized when services are performed and revenues from fixed-price contracts are recognized on the percentage-of-completion method, generally measured by the direct costs incurred to date as compared to the estimated total direct costs for each contract. See “– Critical Accounting Policies and Estimates – Revenue Recognition.”

Direct Costs of Revenues (excluding depreciation and amortization)

Direct costs of revenues consist primarily of that portion of technical and non-technical salaries and wages incurred in connection with fee generating projects. Direct costs of revenues also include production expenses, subconsultant services, and other expenses that are incurred in connection with our fee generating projects. Direct costs of revenues exclude that portion of technical and non-technical salaries and wages related to marketing efforts, vacations, holidays, and other time not spent directly generating fees under existing contracts. Such costs are included in operating expenses. Additionally, payroll taxes, bonuses, and employee benefit costs for all of our personnel, facilities costs, and depreciation and amortization are included in operating expenses since no allocation of these costs is made to direct costs of revenues. We expense direct costs of revenues when incurred.

Operating Expenses

Operating expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and employee benefits for all of our employees and the portion of salaries and wages not allocated to direct costs of revenues for those employees who provide our services. Operating expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees, and administrative operating costs. We expense operating costs when incurred.

Factors Affecting Comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Recent Acquisitions

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaco, a 30-person engineering firm headquartered in Miami, Florida. As a result of this acquisition in 2012, we commenced recognizing revenues and amortizing intangible assets during the third quarter of 2012, primarily affecting the comparability of fiscal year 2013 to fiscal year 2012.

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners, a 20-person owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners. As a result of this acquisition in 2013, we commenced recognizing revenues and amortizing intangible assets during the second quarter of 2013, primarily affecting the comparability of fiscal year 2013 to fiscal year 2012.

On July 8, 2013, we acquired certain assets and assumed certain liabilities of the Tampa, Florida division of PH&A, which specializes in transportation infrastructure engineering. As a result of this acquisition in 2013, we commenced recognizing revenues and amortizing intangible assets during the third quarter of 2013, primarily affecting the comparability of fiscal year 2013 to fiscal year 2012.

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn. Dunn specializes in environmental and hydrogeology sciences in Northern California. As a result of this acquisition in 2013, we commenced recognizing revenues and amortizing intangible assets during the third quarter of 2013, primarily affecting the comparability of fiscal year 2013 to fiscal year 2012.

Public Company Expenses

As a result of our initial public offering, we became a public company and our securities are listed on Nasdaq. As such, we are required to comply with laws, regulations, and requirements that we did not need to comply with as a private company, including certain provisions of the Sarbanes-Oxley Act and related SEC regulations, as well as the requirements of Nasdaq. Compliance with the requirements of being a public company have required us to increase our operating expenses in order to pay our employees, legal counsel, and accountants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, being a public company has made it more expensive for us to obtain director and officer liability insurance. We estimate that incremental annual public company costs will be between $0.5 million and $1.0 million.

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

The 2011 Equity Plan was initially approved in October 2011 and subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). As of December 31, 2013, 453,416 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our board of directors. The 2011 Equity Plan is intended to make available incentives that will assist us to attract, retain, and motivate employees, officers, consultants, and directors by allowing them to acquire an ownership interest in our business, and, as a result, encouraging them to contribute to our success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As a result, we may incur material non-cash, stock-based compensation expenses in future periods.

During the year ended December 31, 2013, we granted from the 2011 Equity Plan 96,406 restricted shares of common stock to management and employees and 8,508 restricted stock units to non-employee directors with an aggregate deferred compensation amount of approximately $827,000. The fair value of these shares and units are based on the quoted market values of the Company’s equity as of the grant dates, which is a weighted-average of $7.88 per share. The restricted shares granted provide for service based vesting after three years following the grant date and the restricted stock units granted provide for service based vesting as of the day immediately preceding the first annual meeting of the stockholders of the Company following the grant date.

During April 2012, we granted from the 2011 Equity Plan 39,657 restricted shares of common stock to management and employees of which 2,565 shares were forfeited during 2012 with an aggregate deferred compensation amount of approximately $268,000. During the year ended December 31, 2013, there were 5,058 restricted shares of common stock forfeited. The fair value of these shares is based on the estimated fair value of the Company’s equity as of the grant date, which was estimated at $7.21 per share. These awards provide for service based vesting after three years.

Share-based compensation expense relating to restricted shares and units during the years ended December 31, 2013 and 2012 was approximately $365,000 and $217,000, respectively. As of December 31, 2013, no shares or units have vested since the 2011 Equity Plan inception, and approximately $1,024,000 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.6 years, is unrecognized at December 31, 2013.

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

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements. Our estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in our consolidated financial statements relate to the revenue recognition on the percentage-of-completion method, reserves for professional liability claims, allowances for doubtful accounts, valuation of our intangible assets, contingent consideration and income taxes.

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our financial statements. For further information on all of our significant policies, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

Revenues from engineering services are recognized in accordance with the accrual basis of accounting. Revenues under cost-reimbursable contracts are recognized when services are performed and revenues from fixed-price contracts are recognized on the percentage-of-completion method, generally measured by the direct costs incurred to date as compared to the estimated total direct costs for each contract. We include other direct costs (for example, third-party field labor, subcontractors, or the procurement of materials or equipment) in revenues and cost of revenue when the costs of these items are incurred and we are responsible for the ultimate acceptability of such costs. Recognition of revenue under this method is dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, achievement of milestones, labor productivity, and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

If estimated total costs on contracts indicate a loss or reduction to the percentage of revenue recognized to date, these losses or reductions are recognized in the period in which the revisions are determined. The cumulative effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses and others are recorded in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operation for that reporting period may be material depending on the size of the project or the adjustment.

Change orders and claims typically result from changes in scope, specifications, design, performance, materials, sites, or period of completion. Costs related to change orders and claims are recognized when incurred. Change orders are included in total estimated revenue when it is probable that the change order will result in an addition to the contract value and can be reliably estimated.

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

Unbilled work results when the appropriate revenue has been recognized when services are performed or based on the percentage-of-completion accounting method but the revenue recorded has not been billed due to the billing terms defined in the contract. Unbilled amounts as of the reporting date are included within accounts receivable in the accompanying consolidated balance sheets. In certain circumstances, the contract may allow for billing terms that result in the cumulative amounts billed being in excess of revenues recognized. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date.

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

Allowance for Doubtful Accounts

We record billed and unbilled receivables net of an allowance for doubtful accounts. The allowance is estimated based on management’s evaluation of the contracts involved and the financial condition of clients. Factors considered include, among other things, client type (federal government or private client), historical performance, historical collection trends, and general economic conditions. The allowance is increased by our provision for doubtful accounts, which is charged against income. All recoveries on receivables previously charged off are credited to the accounts receivable recovery account are included in income, while direct charge-offs of receivables are deducted from the allowance. Although we believe the allowance for doubtful accounts is sufficient, a decline in economic conditions could lead to the deterioration in the financial condition of our customers, resulting in an impairment of their ability to make payments, and additional allowances may be required that could materially impact our consolidated results of operations. Trade receivable balances carried by us are comprised of accounts from a diverse client base across a broad range of industries; however, there are concentrations of revenues and accounts receivable from California-based projects, government and government-related contracts, and one customer within the government sector.

Goodwill and Related Intangible Assets

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

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques, and weights the results accordingly. We are required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared to the carrying value of its reporting unit goodwill to determine the appropriate impairment charge, if any. We have elected to perform our annual goodwill impairment review on August 1 of each year. On August 1, 2013 and 2012, we conducted our annual impairment tests using the quantitative method of evaluating goodwill. Based on these quantitative analyses we determined the fair value of each of our reporting units exceeded the carrying value of the reporting unit. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2013 and 2012. No indicators, events or changes in circumstances indicated that goodwill was impaired during the period from August 2 through December 31 of each of fiscal year 2013 and 2012. There were no indicators, events or changes in circumstances to indicate that goodwill is impaired during the years ended December 31, 2013 and 2012.

Identifiable intangible assets primarily include customer backlog, customer relationships, tradenames and non-compete agreements. Amortizable intangible assets are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized an impairment charge relating to amortizable intangible assets during the years ended December 31, 2013 and 2012.

An adjustment to the carrying value of goodwill and/or identifiable intangible assets could materially impact the consolidated results of operations.

Contingent Consideration

The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates.  We estimated the fair value of contingent earn-out payments as part of the initial purchase price of Consilium and record the estimated fair value of contingent consideration as a liability on the consolidated balance sheet as of the acquisition date.  We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following:  (i) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (ii) the former owners of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees.  The contingent earn-out payments are not affected by employment termination.

We measure our earn-out (contingent consideration) liabilities recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy.  We use a probability-weighted approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date and at each reporting period until the contingency is ultimately resolved.  The significant unobservable inputs used in the fair value measurements are projections over the earn-out period (generally one year), and the probability outcome percentages we assign to each scenario.  Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.  The amount paid that is less than or equal to the contingent earn-out liability on the acquisition date is reflected as cash used in financing activities in our consolidated statements of cash flows.  Any amount paid in excess of the contingent earn-out liability on the acquisition date is reported in operating income.

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

The Company recognizes the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. In evaluating the amount, if any, of the consolidated financial statement benefit of a tax position, management is also required to make assumptions and to apply judgment. The Company applies the uncertain tax position guidance to all tax positions for which the statute of limitations remains open. Generally, we remain subject to income tax examinations by our major taxing authorities from 2010 to 2013. Our policy is to classify interest accrued as interest expense and penalties as operating expenses.

Results of Operations

The following table represents our condensed results of operations for the periods indicated (in thousands of dollars and as of a percentage of gross revenues):

	Years Ended December 31,
	2013		2012
	$	% of gross revenues	$	% of gross revenues
Gross revenues	$68,232	100.0%	$60,576	100.0%

Direct costs	33,416	49.0%	28,908	47.7%

Gross profit	34,816	51.0%	31,668	52.3%

Operating expenses	30,920	45.3%	29,311	48.4%

Income from operations	3,896	5.7%	2,357	3.9%

Other expense, net	(263)	(0.4%)	(389)	(0.7%)

Income tax expense	(874)	(1.3%)	(675)	(1.1%)

Comprehensive income	$2,759	4.0%	$1,293	2.1%

Year ended December 31, 2013 compared to year ended December 31, 2012

Gross revenues. Our revenues increased approximately $7.7 million, or approximately 12.6%, for the year ended December 31, 2013, compared to the same period in 2012. The increase in revenues is due to organic growth from our existing platform as well as the contribution from our acquisitions in 2013. We are currently unaware of delays in current projects and therefore are not anticipating such to influence future revenues. Such revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Direct costs. Our direct costs increased approximately $4.5 million for the year ended December 31, 2013, compared to the same period in 2012. The increase in direct costs is primarily due to an increase in our utilization of billable employees in 2013 compared to the same period last year. Direct costs of contracts include direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

As a percentage of revenues, direct costs of contracts were 49.0% for the year ended December 31, 2013, compared to 47.7% for the year ended December 31, 2012. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. As revenues from sub-consultant costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and income from operations.

Operating expenses. Our operating expenses increased approximately $1.6 million for the year ended December 31, 2013, compared to the same period in 2012. The increase in operating expenses was due to additional administrative expenses as a result of becoming a public company in March 2013 and acquisition related expenses however this increase was partially offset by a reduction in our indirect compensation expense due to the increased utilization from our professional staff. Operating expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and all employee benefits and the portion of salaries and wages not allocated to direct costs of revenues. Operating expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees, and administrative operating costs. We expense operating costs when incurred. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs. Therefore, when our professional services revenues increase or decrease, it is not unusual to see a corresponding change in operating expenses.

As a percentage of revenues, operating expenses were 45.3% for the year ended December 31, 2013 compared to 48.4% for the year ended December 31, 2012. These decreases were the result of the increase in utilization of our professional staff compared to the same period last year, internal focus on performance optimization and the scalability of operations.

Other expenses, net. Our other expenses decreased approximately $0.1 million for the year ended December 31, 2013, compared to the same period in 2012. Other expenses include primarily interest expense on our outstanding debt. The decrease in other expenses is primarily due to a reduction in the principal amount of outstanding debt during 2013.

Income taxes. Our consolidated effective income tax rate was 24.1% for the year ended December 31, 2013. The difference between the effective tax rate and the combined statutory federal and state tax rate of approximately 39.0% for 2013 is principally due to the domestic production activities deduction and research and development credits as well as higher tax deductions realized on our 2012 federal and state tax returns filed during the third quarter of 2013. The effective tax rate for the year ended December 31, 2013 also includes the discrete federal tax benefit of approximately $168,000 (4.6%) related to the retroactive legislative reinstatement on January 2, 2013 of the research and development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law. Our consolidated effective income tax rate was 34.3% for the year ended December 31, 2012. The difference between the effective tax rate compared to the combined statutory federal and state tax rate of approximately 39.0% for 2012 is due primarily to the domestic production activities deduction during 2012.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, our lines of credit, and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, and acquisition expenditures. An additional use of cash during 2013 and 2012 was for the payment of income taxes as a result of our acquisition of Nolte during 2010, whereby Nolte was required to switch from a cash basis taxpayer to an accrual basis taxpayer. We believe our sources of liquidity, including cash flow from operations, existing cash and cash equivalents, proceeds from our recent initial public offering, proceeds from the exercise of warrants issued in connection therewith, and borrowing capacity under our credit facilities will be sufficient to meet our projected cash requirements. This includes the increased operating expenses we began to incur in April 2013 and will continue to incur in connection with our change in status to a publicly traded company, such as financial and accounting personnel we have hired or will hire and our planned strategic acquisition activity for at least the next twelve months. We will monitor our capital requirements thereafter to ensure our needs are in line with available capital resources.

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

Cash Flows

As of December 31, 2013, our cash and cash equivalents totaled $13.9 million and accounts receivable, net of allowance for doubtful accounts, totaled $16.7 million, compared to $2.3 million and $15.1 million, respectively, on December 31, 2012. As of December 31, 2013, our accounts payable and accrued liabilities were $3.8 million and $4.2 million, respectively, compared to $3.3 million and $3.1 million, respectively, on December 31, 2012. Also, as of December 31, 2013, we had notes payable, stock repurchase obligations and contingent consideration of $4.2 million, $1.6 million, and $1.0 million, respectively, compared to $7.4 million, $2.4 million and $0, respectively, on December 31, 2012.

Operating activities

For the year ended December 31, 2013, net cash provided by operating activities amounted to $3.4 million primarily attributable to net income of $2.8 million which included non-cash charges of $1.5 million from depreciation and amortization, and increases of $1.0 million in accounts payable and accrued liabilities partially offset by decreases of $1.8 million in deferred and income taxes payable. During 2013, we made income tax payments of approximately $2.4 million, which included payment of 2012 income taxes as a result of our acquisition of Nolte during 2010 whereby Nolte was required to switch from a cash basis taxpayer to an accrual basis taxpayer. The phase-in period for this required tax accounting method change was completed in 2012.

For the year ended December 31, 2012, net cash provided by operating activities amounted to $1.5 million primarily attributable to net income of $1.3 million which included non-cash charges of $1.5 million from depreciation and amortization and a decrease of $0.9 million in accounts receivable partially offset by decreases of $1.3 million in deferred and income taxes payable and $0.9 million in accounts payable and accrued liabilities. During 2012, we made income tax payments of approximately $2.0 million which included payment of 2011 income taxes as a result of our acquisition of Nolte during 2010 whereby Nolte was required to switch from a cash basis taxpayer to an accrual basis taxpayer.

Investing activities

For the year ended December 31, 2013, net cash used in investing activities amounted to $2.1 million primarily resulting from cash used for our acquisitions during fiscal year 2013 and the purchase of property and equipment for our ongoing operations. For the year ended December 31, 2012, net cash used in investing activities amounted to $1.6 million primarily resulting from cash used for our acquisition of Kaco of $1.0 million and for the purchase of property and equipment for our ongoing operations of $0.6 million.

Financing activities

For the year ended December 31, 2013, net cash provided by financing activities amounted to $10.3 million primarily attributable to gross proceeds of $9.7 million received from our initial public offering (as discussed elsewhere in this Annual Report on Form 10-K), which was partially offset by initial public offering costs paid of $1.6 million. Contributing to the net cash provided by financing activities was gross proceeds of $7.1 million received from the exercise of our public warrants due to our temporary reduction in the exercise price of such warrants (as discussed elsewhere in this Annual Report on Form 10-K), which was partially offset by costs associated with the exercise of such warrants of $0.6 million. Also contributing to the net cash provided by financing activities were borrowings of $0.5 million from the Line Facilities (defined below), offset by scheduled repayments of $4.1 million towards long-term debt and $0.8 million in stock repurchase obligations.

For the year ended December 31, 2012, net cash used by financing activities amounted to $0.5 million, primarily attributable to proceeds from borrowings of $2.2 million from the Line Facilities, offset by scheduled repayments of $1.8 million in long-term debt and $0.8 million in stock repurchase obligations. In addition, we made payments of $0.1 million for the repurchase of our common stock.

Financing

We had two credit facilities totaling $4.0 million (the “Line Facilities”) each with a maturity date of October 30, 2013. During the fourth quarter of 2013, we extended the maturity dates of the Line Facilities to December 31, 2013 as we worked with our lender on our Credit Facility (defined and described below). The interest rate on the Lines Facilities was prime rate plus 1% with a minimum of 4.50%. Mr. Dickerson Wright, our Chairman, Chief Executive Officer and President, and the Wright Family Trust, of which Mr. Wright is the trustee, had provided guarantees to our lender in connection with our Line Facilities and Term Loan (as defined below). Mr. Wright’s guarantee remains in effect for the term of the Line Facilities and Term Loan, regardless of his continuing employment. The Line Facilities contained cross default provisions with each other as well as cross default provisions with the note payable described below. In addition, the Line Facilities contained an annual maximum debt to tangible net worth covenant ratio of 2.30:1 and financial reporting covenant provisions which we were in compliance with this covenant and all other covenant provisions of the Line Facilities as of December 31, 2013. As of December 31, 2013 and 2012, the outstanding balance on the Line Facilities was approximately $0 and $2.0 million, respectively.

On January 31, 2014, we entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which provides for a two-year, $8 million revolving credit facility with a maturity date of January 31, 2016 (the “Credit Facility”). The interest rate is prime rate plus 0.50%, with a minimum of 3.75%. The Credit Facility contains a cross default and cross collateralization provision with the Term Loan (as defined below). The Credit Facility contains certain financial covenants, including an annual maximum debt to tangible net worth ratio of 4.00:1.00 as of December 31, 2013 and 8.5:1 for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contains an annual minimum debt service coverage ratio equal to 1.50:1.00 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. The Credit Facility is guaranteed by (i) NV5, (ii) Nolte, and (iii) Mr. Dickerson Wright. The Credit Facility is secured by a first priority lien on substantially all of the assets of the Company, NV5, and Nolte. In connection with entering into the Credit Facility, on January 31, 2014, the Company terminated the Line Facilities. As of January 31, 2014, the outstanding balance on the Line Facilities was $0.

We have a note payable to Western Alliance (the “Term Loan”) with a maturity date of February 1, 2015. The interest rate on the Term Loan is at prime with a minimum of 5.0%. However, on January 31, 2014, the Term Loan was amended to lower the minimum interest rate to 4.50%. The Term Loan is payable in monthly principal installments of $46,000 with a lump sum of the remaining principal balance outstanding due at maturity. The Term Loan is collateralized by substantially all of our assets and is guaranteed by certain of our stockholders, NV5 Holdings, and Nolte, which guarantee in the case of Mr. Wright remains in effect for the term of the Term Loan regardless of Mr. Wright’s continuing employment. As of December 31, 2013 and 2012, we had outstanding balances of approximately $1.1 million and $1.7 million, respectively, in connection with the Term Loan.

The note held by the seller of the Nolte business (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. Under the terms of the Nolte Note, as amended, we pay quarterly principal installments of approximately $0.1 million plus interest. The Nolte Note is unsecured and is subordinated to our bank note, although we are permitted to make our periodic principal and interest payments. The outstanding balance of the Nolte Note was approximately $1.7 million and $2.2 million as of December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012 there are stock repurchase obligations which represents notes payable for the repurchase of common stock of certain former stockholders noncontrolling interest in Nolte. These notes are unsecured and subordinated to bank debt and the maintenance of related debt covenants, and bear interest from 3.25% to 4.25%. The rates adjust annually based on the prime rate. The notes require quarterly interest and principal payments though their maturity dates which range between 2014 and 2019. The outstanding balance of the stock repurchase obligation was $1.6 million and $2.4 million as of December 31, 2013 and 2012, respectively.

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaco. The purchase price was $3.5 million, consisting of $1.0 million in cash; a note in the aggregate principal amount of $2.0 million (the “Kaco Note”) (bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter), which is payable as follows: $0.5 million due by (and paid on) December 28, 2012 and three equal payments of $0.5 million each due on the first, second and third anniversaries of the effective date of July 27, 2012; and 69,330 shares of common stock with an agreed value of $0.5 million, or $7.21 per share. The outstanding balance of the Kaco Note was $1.0 million and $1.5 million as of December 31, 2013 and 2012, respectively.

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners. The purchase price was approximately $1.1 million, consisting of cash, notes and our common stock, plus an earn-out of up to $1.0 million payable in cash and/or our common stock, in the Company’s sole discretion. Payment of the $1.0 million earn-out was based on the achievement of a certain agreed upon metric for calendar year 2013, which was achieved, and is payable in three annual installments beginning in January 31, 2014. The earn-out payment of $1.0 million is non-interest bearing. Therefore, we have discounted the $1.0 million payment obligation for imputed interest. As of December 31, 2013, we had contingent consideration obligations of approximately $1.0 million. On January 31, 2014, we paid the first annual installment of $333,333, of which $233,333 was in cash and $100,000 was paid in 12,987 shares of our common stock. Furthermore, the purchase price consisted of an uncollateralized promissory note in the aggregate principal amount of $200,000 (bearing interest at 4.0%), payable in three equal payments of $66,666 each due on the first, second and third anniversaries of the effective date of April 30, 2013. The outstanding balance of this note was $200,000 as of December 31, 2013.

On July 8, 2013, we acquired certain assets and assumed certain liabilities of the Tampa, Florida division of PH&A. The purchase price was approximately $980,000, consisting of cash and notes. The note is an uncollateralized promissory note in the aggregate principal amount of $168,000 (bearing interest at 4.0%), payable in two equal payments of $84,000 each due on December 31, 2013 and December 31, 2014. The outstanding balance of this note was $84,000 as of December 31, 2013.

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn. The purchase price was approximately $250,000, consisting of cash, a note and our common stock. The note is an uncollateralized promissory note in the aggregate principal amount of approximately $92,000 (bearing interest at 4.0%), payable in two equal payments of approximately $46,000 each due on the first and second anniversaries of the effective date of August 12, 2013. The outstanding balance of this note was $92,000 as of December 31, 2013.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2013 and 2012.

Effects of Inflation

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncement

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

NV5 Holdings, Inc.

We have audited the accompanying consolidated balance sheets of NV5 Holdings, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NV5 Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

March 28, 2014

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$13,868	$2,294
Accounts receivable, net of allowance for doubtful accounts of $1,320 and $1,631 as of December 31, 2013 and 2012, respectively	16,722	15,052
Prepaid expenses and other current assets	509	311
Deferred income tax assets	1,004	543
Total current assets	32,103	18,200
Property and equipment, net	1,310	1,273
Intangible assets, net	2,993	2,758
Goodwill	7,106	5,857
Cash surrender value of officers’ life insurance	521	656
Other assets	118	600
Deferred income tax assets	724	619
Total Assets	$44,875	$29,963

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,780	$3,261
Accrued liabilities	4,189	3,082
Income taxes payable	765	1,992
Billings in excess of costs and estimated earnings on uncompleted contracts	401	430
Client deposits	111	47
Current portion of contingent consideration	333	-
Current portion of stock repurchase obligation	687	772
Current portion of notes payable	1,725	3,538
Total current liabilities	11,991	13,122
Contingent consideration, less current portion	638	-
Stock repurchase obligation, less current portion	935	1,621
Notes payable, less current portion	2,502	3,851
Total liabilities	16,066	18,594

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 45,000,000 shares authorized, 5,504,236 and 2,600,000 shares issued and outstanding as of December 31, 2013 and 2012, respectively	55	26
Additional paid-in capital	23,717	9,065
Retained earnings	5,037	2,278
Total stockholders’ equity	28,809	11,369
Total liabilities and stockholders’ equity	$44,875	$29,963

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except share data)

	Year Ended
	December 31, 2013	December 31, 2012
Gross revenues	$68,232	$60,576

Direct costs (excluding depreciation and amortization):
Salaries and wages	19,619	17,041
Sub-consultant services	12,337	9,846
Other direct costs	1,460	2,021
Total direct costs	33,416	28,908

Gross Profit	34,816	31,668

Operating Expenses:
Salaries and wages, payroll taxes and benefits	19,373	18,348
General and administrative	6,708	6,105
Facilities and facilities related	3,325	3,390
Depreciation and amortization	1,514	1,468
Total operating expenses	30,920	29,311

Income from operations	3,896	2,357

Other expense:
Interest expense, net	(263)	(389)
Total other expense	(263)	(389)

Income before income tax expense	3,633	1,968
Income tax expense	(874)	(675)
Comprehensive income	$2,759	$1,293

Earnings Per Share:
Basic	$0.75	$0.58
Diluted	$0.70	$0.52

Weighted average shares outstanding:
Basic	3,660,289	2,244,737
Diluted	3,967,056	2,485,031

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2012	2,698,195	$27	$9,510	$985	$10,522

Stock compensation	-	-	217	-	217
Stock issuance for acquisitions	69,330	1	499	-	500
Restricted stock issuance	37,092	-	-	-	-
Repurchase of common stock	(204,617)	(2)	(1,161)	-	(1,163)
Comprehensive income	-	-	-	1,293	1,293
Balance, December 31, 2012	2,600,000	$26	$9,065	$2,278	$11,369

Stock compensation	-	-	365	-	365
Proceeds from initial public offering, net of offering costs	1,610,000	16	7,638	-	7,654
Proceeds from exercise of warrants, net of costs	1,196,986	12	6,604	-	6,616
Restricted stock issuance, net	91,298	1	(1)	-	-
Stock issuance for acquisition	5,952	-	46	-	46
Comprehensive income	-	-	-	2,759	2,759
Balance, December 31, 2013	5,504,236	$55	$23,717	$5,037	$28,809

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31, 2013	December 31, 2012
Cash Flows From Operating Activities:
Comprehensive income	$2,759	$1,293

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,514	1,468
Provision for doubtful accounts	22	234
Stock compensation	365	217
Change in fair value of contingent consideration	22	-
Deferred income taxes (benefit)	(566)	(1,474)
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(426)	942
Prepaid expenses and other current assets	(136)	(140)
Net change in cash surrender value of officers’ life insurance	135	(6)
Accounts payable	133	(383)
Accrued liabilities	875	(564)
Income taxes payable	(1,227)	181
Billings in excess of costs and estimated earnings on uncompleted contracts	(29)	(98)
Client deposits	(20)	(134)
Net cash provided by operating activities	3,421	1,536

Cash Flows From Investing Activities:
Cash paid for acquisitions	(1,617)	(1,000)
Purchase of property and equipment	(533)	(554)
Net cash used in investing activities	(2,150)	(1,554)

Cash Flows From Financing Activities:
Proceeds from initial public offering	9,660	-
Proceeds from exercise of warrants	7,183	-
Initial public offering costs	(1,580)	-
Exercise of warrants costs	(567)	-
Borrowings on notes payable	518	2,250
Payments on notes payable	(4,139)	(1,796)
Payments on stock repurchase obligation	(772)	(803)
Payments made for repurchase of common stock	-	(101)
Net cash provided by (used in) financing activities	10,303	(450)

Net Increase (Decrease) in Cash and Cash Equivalents	11,574	(468)
Cash and cash equivalents - beginning of year	2,294	2,762
Cash and cash equivalents – end of year	$13,868	$2,294

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31, 2013	December 31, 2012
Supplemental disclosures of cash flow information:
Cash paid for interest	$280	$363
Cash paid for income taxes	$2,416	$1,969

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$948	$-
Notes payable issued for stock repurchase	$-	$1,062
Notes and stock payable for acquisitions	$651	$2,500
Stock issuance for acquisition	$46	$-
Reclassification of previously capitalized initial public offering costs from other assets to additional paid-in capital upon completion of initial public offering (including costs incurred prior to 2013)	$426	$-

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except shares data)

Note 1 - Organization and Nature of Business Operations

Business

NV5 Holdings, Inc. and its subsidiaries (collectively, the “Company”, “we” or “our”) is a provider of professional and technical consulting and certification services to public and private sector clients. We focus on the infrastructure, construction, real estate and environmental markets. The scope of our projects includes planning, design, consulting, permitting, inspection and field supervision, and management oversight. We also provide forensic engineering, litigation support, condition assessment and compliance certification. We operate our business through a network of 25 locations in California, Colorado, Florida, Pennsylvania, New Jersey, and Utah. We conduct our operations through two primary operating subsidiaries: (i) Nolte Associates, Inc. (“Nolte”), which began operations in 1949 and was incorporated as a California corporation in 1957 and was acquired by us in 2010, and (ii) NV5 Global, Inc. (formerly known as NV5, Inc.) (“NV5”), which was incorporated as a Delaware corporation in 2009.

Significant Transactions

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

On March 7, 2013, the Company’s Board of Directors approved a 1.3866-for-1 forward stock split of its outstanding common shares, to be effected immediately prior to the consummation of the Company’s initial public offering. The stock split resulted in the issuance of 724,916 additional shares of common stock. All information presented in the accompanying consolidated financial statements has been retroactively adjusted to reflect this stock split.

On March 26, 2013, the Company priced its initial public offering of 1,400,000 units. Each unit was sold at an offering price of $6.00 per unit and consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share. The units began trading on The Nasdaq Capital Market (“Nasdaq”) on March 27, 2013 and traded solely as units through September 26, 2013. The units sold in our initial public offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-186229), which was declared effective by the Securities Exchange Commission (“SEC”) on March 26, 2013. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units, solely to cover over-allotments. The closing of the offering occurred, and was recorded, on April 2, 2013, upon which we received net proceeds of approximately $8.1 million after fees associated with the initial public offering and issued 1,610,000 units. In addition, upon closing, the underwriter received a warrant to acquire up to 140,000 units at an exercise price of $7.20 per unit. The underwriter can begin to exercise these warrants on March 26, 2014 and such exercise expires on March 26, 2016. Each of these units consist of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share.

On September 27, 2013, the common stock and warrants comprising the Company’s units began trading separately on Nasdaq under the symbols “NVEE” and “NVEEW”, respectively. In connection with the separate trading of the common stock and warrants, the Company’s units ceased trading under the symbol “NVEEU” on the close of the markets on September 26, 2013 and the units were delisted from Nasdaq.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

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

On September 27, 2013 and continuing until October 11, 2013 (the “Temporary Reduction Expiration Time”), the Company temporarily reduced the exercise price of all of its outstanding public warrants from $7.80 per share to $6.00 per share. All such warrants properly exercised in accordance with their respective terms prior to the Temporary Reduction Expiration Time were accepted by the Company at the reduced $6.00 per share exercise price and one share of the Company’s registered common stock per warrant was issued to the exercising warrant holder. After the Temporary Reduction Expiration Time, the exercise price of the public warrants automatically reverted to the warrant exercise price of $7.80 per share included in the original terms of the public warrants and the reduced exercise price was no longer in effect. Except for the reduced $6.00 per share exercise price of the warrants during the Temporary Reduction Expiration Time, the terms of the public warrants remain unchanged. During the Temporary Reduction Expiration Time, 1,196,471 warrants, or approximately 74% of the outstanding public warrants were exercised at the reduced exercise price of $6.00 per share. The temporary reduction in the warrant exercise price generated net cash proceeds to the Company of approximately $6.6 million after fees associated with the temporary reduction in the warrant exercise price. All such proceeds were received in October 2013. The temporary reduction of the exercise price did not have any impact on the accompanying consolidated financial statements.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States (“GAAP”) and have been prepared pursuant to the rules and regulations of the SEC. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in the consolidated financial statements relate to the fair value estimates used in accounting for business combinations including the valuation of identifiable intangible assets and contingent consideration, fair value estimates in determining the fair value of our reporting units for goodwill impairment assessment, revenue recognition on the percentage-of-completion method, allowances for uncollectible accounts, and reserves for professional liability claims.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in high quality overnight money market funds, all of which have maturities of three months or less when purchased. The Company from time to time may be exposed to credit risk with its bank deposits in excess of the Federal Deposit Insurance Corporation insurance limits and with uninsured money market investments. Management believes cash and cash equivalent balances are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Concentration of Credit Risk

Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 65% and 74% of our gross revenues for the years ended December 31, 2013 and 2012, respectively, are from California-based projects and approximately 28% and 27% of revenues for the years ended December 31, 2013 and 2012, respectively, are from two clients. Furthermore, approximately 40% and 45% of our accounts receivable as of December 31, 2013 and 2012, respectively, is from government and government-related contracts. As management continually evaluates the creditworthiness of these and future clients, the risk of credit default is considered limited.

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

The Company measures contingent consideration liabilities recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy.  We use a probability-weighted approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date and at each reporting period.  The significant unobservable inputs used in the fair value measurements are projections over the earn-out period (generally one year), and the probability outcome percentages we assign to each scenario.  Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. As such, the contingent consideration is classified within Level 3. Items classified as Level 3 within the valuation hierarchy, consisting of contingent consideration liabilities related to recent acquisitions, were valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the contingent payments are achieved.

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

Asset	Depreciation Period (years)
Office furniture and equipment	5
Computer equipment	3
Survey and field equipment	5
Leasehold improvements	Lesser of the estimated useful lives or remaining term of the lease

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Property and equipment balances are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized an impairment charge relating to property and equipment during the years ended December 31, 2013 and 2012.

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

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques, and weights the results accordingly. We are required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value reporting unit exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared to the carrying value of its reporting unit goodwill to determine the appropriate impairment charge, if any. We have elected to perform our annual goodwill impairment review on August 1 of each year. On August 1, 2013 and 2012, we conducted our annual impairment tests using the quantitative method of evaluating goodwill. Based on these quantitative analyses we determined the fair value of each of our reporting units exceeded the carrying value of the reporting unit. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2013 and 2012. No indicators, events or changes in circumstances indicated that goodwill was impaired during the period from August 2 through December 31 of each of fiscal year 2013 and 2012. There were no indicators, events or changes in circumstances to indicate that goodwill is impaired during the years ended December 31, 2013 and 2012.

Identifiable intangible assets primarily include customer backlog, customer relationships, tradenames and non-compete agreements. Amortizable intangible assets are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized an impairment charge relating to amortizable intangible assets during the years ended December 31, 2013 and 2012.

See Note 7 for further information on goodwill and identified intangibles.

Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the years ended December 31, 2013 and 2012. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with Accounting Codification Standards (“ASC”) 260, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. The weighted average number of shares outstanding in calculating basic earnings per share for the years ended December 31, 2013 and 2012 exclude 505,544 and 414,195 non-vested restricted shares, respectively, issued since 2010. These non-vested restricted shares are not included in basic earnings per share until the vesting requirement is met. The weighted average number of shares outstanding in calculating diluted earnings per share for the year ended December 31, 2013 includes non-vested restricted shares and units, issuable shares related to acquisitions, and the warrants associated with our initial public offering. The warrants were dilutive for only a portion of the period then ended. As discussed in Note 1, the Company received cash proceeds from the exercise of a portion of these warrants, and issued 1,196,471 additional shares of common stock, all of which was considered in the calculation of basic weighted average shares outstanding for the year ended December 31, 2013.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the years ended December 31, 2013 and 2012:

	Years Ended
	December 31, 2013	December 31, 2012

Numerator:
Net income – basic and diluted	$2,759	$1,293

Denominator:
Basic weighted average shares outstanding	3,660,289	2,244,737
Effect of dilutive non-vested restricted shares and units	265,514	211,281
Effect of dilutive issuable shares related to acquisitions	19,594	29,013
Effect of warrants	21,659	-
Diluted weighted average shares outstanding	3,967,056	2,485,031

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

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Revenues from engineering services are recognized in accordance with the accrual basis of accounting. Revenues under cost-reimbursable contracts are recognized when services are performed and revenues from fixed-price contracts are recognized on the percentage-of-completion method, generally measured by the direct costs incurred to date as compared to the estimated total direct costs for each contract. The Company includes other direct costs (for example, third party field labor, subcontractors, or the procurement of materials or equipment) in revenues and cost of revenue when the costs of these items are incurred, and the Company is responsible for the ultimate acceptability of such costs. Recognition of revenue under this method is dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, achievement of milestones, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The cumulative effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses and others are recorded in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment.

Change orders and claims typically result from changes in scope, specifications, design, performance, materials, sites, or period of completion. Costs related to change orders and claims are recognized when incurred. Change orders are included in total estimated contract revenues when it is probable that the change order will result in an addition to the contract value and can be reliably estimated.

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

Unbilled work results when the appropriate contract revenues has been recognized when services are performed or based on the percentage-of-completion accounting method but the revenue recorded has not been billed due to the billing terms defined in the contract. Unbilled amounts as of the reporting date are included within accounts receivable in the accompanying consolidated balance sheets. In certain circumstances, the contract may allow for billing terms that result in the cumulative amounts billed in excess of revenues recognized. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date.

Advertising

Advertising costs are charged to expense in the period incurred and amounted to $104 and $185 for the years ended December 31, 2013 and 2012, respectively.

Allowance for Doubtful Accounts

The Company records billed and unbilled receivables net of an allowance for doubtful accounts. The allowance is estimated based on management’s evaluation of the contracts involved and the financial condition of clients. Factors the Company considers include, but are not limited to: client type (federal government or commercial client), historical performance, historical collection trends and general economic conditions. The allowance is increased by the Company’s provision for doubtful accounts which is charged against income. All recoveries on receivables previously charged off are credited to the accounts receivable recovery account are included in income, while direct charge-offs of receivables are deducted from the allowance.

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

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Leases

The Company’s office leases are classified as operating leases and rent expense is included in facilities and facilities related expense in the Company’s consolidated statements of comprehensive income. Some lease terms include rent and other concessions and rent escalation clauses which are included in computing minimum lease payments. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. The variance of rent expense recognized from the amounts contractually due pursuant to the underlying leases is included in accrued liabilities in the Company’s consolidated balance sheets.

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

The Company recognizes the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies the uncertain tax position guidance to all tax positions for which the statute of limitations remains open. Generally, the Company remains subject to income tax examinations by our major taxing authorities from 2010 to 2013. The Company’s policy is to classify interest accrued as interest expense and penalties as operating expenses.

Note 3 –Recent Accounting Pronouncement

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

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Note 4 – Business Acquisitions

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaco, a 30-person firm headquartered in Miami, Florida. Kaco began operations in 1984 and over the years has become recognized for its technical expertise on development and engineering teams for some of the most challenging projects in South Florida, the Caribbean, and Central America. The purchase price was $3,500 in cash, notes and our common stock, consisting of $1,000 in cash, a $2,000 promissory note (bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter) that is payable as follows: $500 due on December 28, 2012 and three equal payments of $500 each due on the first, second and third anniversaries of the effective date of July 27, 2012 (see Note 9), and $500 of our common stock valued at $7.21 per share issued on December 28, 2012.

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners, a 20-person owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners. Consilium Partners possesses specialized expertise in managing technically demanding projects, while having an affinity for leading teams and cultivating teamwork with the people who ultimately determine a project’s success. The purchase price was $1,083, consisting of cash, notes (see Note 9) and our common stock plus an earn-out of up to $1,000 in cash and/or our common stock in the Company’s sole discretion. Payment of the maximum $1,000 earn-out is based on the achievement of a certain agreed upon metric for calendar year 2013, and, if achieved, is payable in three annual installments beginning in January 31, 2014 in cash and/or our common stock. The maximum earn-out payment of $1,000 is non-interest bearing. Therefore, we have discounted the $1,000 payment obligation for imputed interest. For the year ended December 31, 2013, the agreed upon metric was met and, therefore, the earn-out was achieved. As of December 31, 2013, we had contingent consideration obligations of $971. On January 31, 2014, we paid the first annual installment of $333, of which $233 was paid in cash and the remaining $100 was paid by issuing 12,987 shares of our common stock.

On July 8, 2013, we acquired certain assets and assumed certain liabilities of the Tampa, Florida division of PH&A. PH&A specializes in transportation infrastructure engineering. The purchase price was $980, consisting of cash and notes (see Note 9).

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn. Dunn specializes in environmental and hydrogeology sciences in Northern California. The purchase price was $250, consisting of cash, notes (see Note 9) and our common stock.

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

The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates.  We estimated the fair value of contingent earn-out payments as part of the initial purchase price of Consilium and record the estimated fair value of contingent consideration as a liability on our consolidated balance sheet as of the date of acquisition.  We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following:  (i) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (ii) the former owners of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees.  The contingent earn-out payments are not affected by employment termination.

We measure our earn-out (contingent consideration) liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy.  We use a probability-weighted approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date and at each reporting period until the contingency is ultimately resolved.  The significant unobservable inputs used in the fair value measurements are projections over the earn-out period (generally one year), and the probability outcome percentages we assign to each scenario.  Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.  During the year ended December 31, 2013, we recorded a change in fair value of $22 related to contingent consideration obligations.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition dates for acquisitions closed during 2013:

Accounts receivable	$1,266
Property and equipment	38
Other assets	4
Intangible assets:
Customer relationships	724
Trade name	106
Customer backlog	269
Non-compete	115
Total Assets	2,522
Liabilities	(508)
Net assets acquired	$2,014

Consideration paid (Cash, Notes and stock)	$2,315
Contingent earn-out liability (Cash and stock)	948
Total Consideration	$3,263

Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$1,249

For income tax purposes, goodwill from these acquisitions is deductible over a fifteen-year period.

The consolidated financial statements of the Company for the year ended December 31, 2013 include the results of operations from the businesses acquired during 2013 from their respective dates of acquisition to December 31, 2013 and include gross revenues and pre-tax income of approximately $3.7 million and $0.6 million, respectively. The consolidated financial statements of the Company for the year ended December 31, 2012 include the results of operations from the business acquired in 2012 from the date of acquisition to December 31, 2012 and include gross revenues and pre-tax income of approximately $1,931 and $356, respectively. Included in general and administrative expense for each of the years ended December 31, 2013 and 2012 is $30 of acquisition-related costs pertaining to our acquisition activities. The Company determined that the acquisitions during 2013 and 2012, individually and in the aggregate do not constitute significant business combinations and, therefore, historical financial statements and related pro forma financial statements are not required to be disclosed.

Note 5 – Accounts Receivable, net

Accounts receivable, net consists of the following:

	December 31, 2013	December 31, 2012
Billed	$12,301	$11,907
Unbilled	5,118	4,270
Contract retentions	623	506
	18,042	16,683
Less: allowance for doubtful accounts	(1,320)	(1,631)
Accounts receivable, net	$16,722	$15,052

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Billed accounts receivable represent amounts billed to clients that remain uncollected as of the balance sheet date. Unbilled accounts receivable represent recognized revenues pending billing pursuant to contract terms or accounts billed after period end, and are expected to be billed and collected within the next 12 months.

Activity in the allowance for doubtful accounts consisted of the following:

	December 31, 2013	December 31, 2012
Balance as of the beginning of the year	$1,631	$1,284
Provision for doubtful accounts	22	234
Write-offs of uncollectible accounts	(290)	(124)
Provision from acquisitions	3	142
Other, net	(46)	95
Balance as of the end of the year	$1,320	$1,631

Note 6 – Property and Equipment, net

Property and equipment, net consists of the following:

	December 31, 2013	December 31, 2012
Office furniture and equipment	$224	$255
Computer equipment	1,013	861
Survey and field equipment	1,067	898
Leasehold improvements	1,032	1,032
	3,336	3,046
Accumulated depreciation	(2,026)	(1,773)
Property and equipment – net	$1,310	$1,273

Depreciation expense for the years ended December 31, 2013 and 2012 was $536 and $611, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill

The table set forth below shows the change in goodwill during fiscal 2013 and 2012:

	December 31, 2013	December 31, 2012
Balance as of the beginning of the year	$5,857	$4,336
Acquisitions	1,249	1,521
Balance as of the end of the year	$7,106	$5,857

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Intangible assets

Intangible assets, net, at December 31, 2013 and 2012 consist of the following:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$4,275	$(1,653)	$2,622	$3,551	$(1,093)	$2,458
Trade names	858	(813)	45	752	(581)	171
Customer backlog	885	(720)	165	616	(572)	44
Non-compete agreements	207	(46)	161	92	(7)	85
Total	$6,225	$(3,232)	$2,993	$5,011	$(2,253)	$2,758

Trade names are amortized on a straight-line basis over their estimated lives ranging from one to three years. Customer backlog and customer relationships are amortized based on the future expected revenues, with weighted average amortization periods ranging from 1 to 9 years. Non-compete agreements are amortized over their contractual lives ranging from 4 to 5 years.

Amortization expense for the years ended December 31, 2013 and 2012 was $978 and $857, respectively.

As of December 31, 2013, the future estimated aggregate amortization related to intangible assets is as follows:

Period ending December 31,
2014	$807
2015	630
2016	471
2017	354
2018	245
Thereafter	486
Total	$2,993

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2013	December 31, 2012
Stock payable for acquisitions	$192	$-
Deferred rent	486	614
Payroll and related taxes	864	632
Professional liability reserve	248	235
Benefits	916	294
Accrued vacation	1,088	1,054
Other	395	253
Total	$4,189	$3,082

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, excpet share data)

Note 9 – Notes Payable

Notes payable consists of the following:

	December 31, 2013	December 31, 2012
Two line of credit facilities totaling $4,000 (the “Line Facilities”), due October 30, 2013, interest payable monthly at prime rate plus 1% with a minimum of 4.50% until maturity, collateralized by substantially all Company assets, guaranteed by certain stockholders and a wholly owned subsidiary, and contain cross default provisions with each other and with the note payable described below (1)	$—	$1,983

Note payable to bank (the “Term Loan”), interest at prime rate (minimum 5.0%; effective January 31, 2014 the minimum was lowered to 4.5%), due February 1, 2015, payable in monthly installments of $46 and a lump sum of the remaining principal balance outstanding at maturity, collateralized by substantially all Company assets, guaranteed by certain stockholders	1,144	1,696

Note payable to former stockholder of Nolte, interest at prime rate plus 1% (maximum 7.0%), due July 29, 2017, payable in quarterly principal installments of $119. Unsecured and subordinated to the Credit Facility and the Term Loan (2).	1,707	2,184

$2,000 uncollateralized promissory note issued to the former owner of Kaco (bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter), $500 payable in December 2012, and payable in three equal payments of $500 each due on the first, second and third anniversaries of the effective date of July 27, 2012	1,000	1,500

$200 uncollateralized promissory note issued to the former owners of Consilium (bearing interest at 4.0%), payable in three equal payments of $66 each due on the first, second and third anniversaries of the effective date of April 30, 2013	200	—

$168 uncollateralized promissory note issued in conjunction with the PH&A acquisition (bearing interest at 4.0%), payable in two equal payments of $84 each due on December 31, 2013 and December 31, 2014	84	—

$92 uncollateralized promissory note issued to the former owner of Dunn (bearing interest at 4.0%), payable in two equal payments of $46 each due on the first and second anniversaries of the effective date of August 12, 2013	92	—

Other	-	26
Total debt	4,227	7,389
Less: current maturities	(1,725)	(3,538)
Long-term debt, net of current maturities	$2,502	$3,851

(1)

During the first quarter of 2013, we borrowed an additional $517 under the Line Facilities; however, on April 4, 2013, we repaid the entire outstanding principal balance of $2,500 to the bank. As of December 31, 2013, our capacity to borrow under the Line Facilities was $4,000. On January 31, 2014, we entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which provides for a two-year, $8 million revolving credit facility with a maturity date of January 31, 2016 (the “Credit Facility”). The interest rate is prime rate plus 0.50% with a minimum of 3.75%. The Credit Facility contains a cross default and cross collateralization provision with the Term Loan. The Credit Facility contains certain financial covenants, including an annual maximum debt to tangible net worth ratio of 4.00:1.00 as of December 31, 2013 and 8.5:1 for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contains an annual minimum debt service coverage ratio equal to 1.50:1.00 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. The Credit Facility is guaranteed by (i) NV5, (ii) Nolte, and (iii) Mr. Dickerson Wright. The Credit Facility is secured by a first priority lien on substantially all of the assets of the Company, NV5, and Nolte. In connection with entering into the Credit Facility, on January 31, 2014, the Company terminated the Line Facilities. As of January 31, 2014, the outstanding balance on the Credit Facilities was $0.

(2)

Upon issuance in 2010, a portion of this note payable was convertible into shares of common stock of the Company. On March 12, 2013, the note holder provided his irrevocable confirmation that he will not elect to convert any portion of this note into common stock of the Company now or in the future.

 NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Future contractual maturities of long-term debt as of December 31, 2013 are as follows:

Period ending December 31,
2014	$1,725
2015	1,681
2016	543
2017	278
Total	$4,227

Note 10 – Stock Repurchase Obligation

The stock repurchase obligation at December 31, 2013 and 2012 represents notes payable for the repurchase of common stock of certain former stockholders’ noncontrolling interest in Nolte. These notes are unsecured and subordinated to bank debt and the maintenance of related debt covenants, and bear interest from 3.25% to 4.25%. The rates adjust annually based on the prime rate. The notes require quarterly interest and principal payments though their maturity dates, which range between 2014 and 2019. The outstanding balance of the stock repurchase obligation was $1,622 and $2,393 as of December 31, 2013 and 2012, respectively.

Future maturities of these notes as of December 31, 2013 are as follows:

Period ending December 31,
2014	$687
2015	372
2016	164
2017	133
2018	133
Thereafter	133
Total	$1,622

Note 11 – Leases

The Company leases various office facilities from unrelated parties. These leases expire through 2018 and, in certain cases, provide for escalating rental payments and reimbursement for operating costs. The Company also leases office space from a stockholder on a month-to-month basis and the former owner of Kaco, who became a stockholder on December 28, 2012 in conjunction with the Kaco acquisition. The Company recognized lease expense of $2,863 and $2,887 during the years ended December 31, 2013 and 2012, respectively, which is included in “Facilities and facilities related” in the consolidated statements of comprehensive income. Included in these amounts are $223 and $150 for the years ended December 31, 2013 and 2012, respectively, for office leases with stockholders of the Company.

 NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Future minimum payments under the non-cancelable operating leases as of December 31, 2013 are as follows:

Period ending December 31,	Amount
2014	$2,775
2015	2,184
2016	1,540
2017	712
Total minimum lease payments	$7,211

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

Note 13 – Officers’ Life Insurance

Investments in life insurance policies were made with the intention of utilizing them as a long-term funding source for post-retirement benefits. However, they do not represent a committed funding source for these obligations and are subject to claims from creditors. This plan was terminated in conjunction with the acquisition of Nolte in 2010, and the Company has no further financial obligations under these policies as of December 31, 2013.

The net cash surrender value of these policies at December 31, 2013 and 2012 was $521 and $656, respectively.

Note 14 – Stock-Based Compensation

During September and October 2011, we adopted, and our stockholders approved, respectively, our 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”), which provides our directors, executive officers, and other employees with additional incentives by allowing them to acquire an ownership interest in our business and, as a result, encouraging them to contribute to our success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of December 31, 2013, 453,416 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors.

During the year ended December 31, 2013, we granted from the 2011 Equity Plan 96,406 restricted shares of our common stock to management and employees and 8,508 restricted stock units to non-employee directors with an aggregate deferred compensation amount of approximately $827. The fair value of these shares and units are based on the quoted market values of the Company’s equity as of the grant dates, which is a weighted-average of $7.88 per share. The restricted shares of our common stock granted provide for service based vesting after three years following the grant date and the restricted stock units granted provide for service based vesting as of the day immediately preceding the first annual meeting of the stockholders of the Company following the grant date.

During April 2012, we granted from the 2011 Equity Plan 39,657 restricted shares to management and employees of which 2,565 restricted shares were forfeited during 2012 with an aggregate deferred compensation amount of approximately $268. During the year ended December 31, 2013, there were 5,058 restricted shares forfeited. The fair value of these shares is based on the estimated fair value of the Company’s equity as of the grant date, which was estimated at $7.21 per share. These awards provide for service based vesting after three years.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

In 2010, prior to the inception of the 2011 Equity Plan, the Company issued 377,104 restricted shares of our common stock to management and employees of the Company with an aggregate deferred compensation amount of approximately $765. This grant was not part of the 2011 Equity Plan. Each award is service based, and vests after five years or upon certain other events, subject to each award agreement. The fair value of these shares was calculated based on the estimated fair value of the Company’s equity as of the grant date, which was approximately $2.03 per share.

Share-based compensation expense relating to restricted stock awards during the years ended December 31, 2013 and 2012 was $365 and $217, respectively. As of December 31, 2013, no shares or units have vested since the 2011 Equity Plan inception, and approximately $1,024 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.6 years, is unrecognized at December 31, 2013.

Note 15 – Employee Benefit Plan

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

The Company contributed $232 and $107, respectively, to the 401(k) Plan for the years ended December 31, 2013 and 2012, respectively.

Note 16 – Income Taxes

Income tax expense (benefit) for the years ended December 31, 2013 and 2012 consisted of the following:

	Year ended December 31, 2013	Year ended December 31, 2012
Current:
Federal	$1,369	$1,812
State	71	337
Total current income tax expense	1,440	2,149

Deferred:
Federal	(409)	(1,294)
State	(157)	(180)
Total deferred income tax (benefit)	(566)	(1,474)

Total income tax expense	$874	$675

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousdands, except share data)

Temporary differences comprising the net deferred income tax asset (liability) shown in the Company’s consolidated balance sheets were as follows:

	December 31, 2013	December 31, 2012
Deferred tax asset:
Allowance for doubtful accounts	$408	$467
Accrued compensation	888	245
Deferred rent	202	255
Acquired intangibles	222	-
Depreciation and amortization	-	113
State income taxes	-	16
Other	192	208
Total deferred tax asset	1,912	1,304

Deferred tax liability:
State income taxes	(40)	-
Acquired intangibles	-	(9)
Depreciation and amortization	(108)	-
Other	(36)	(133)
Total deferred tax liability	(184)	(142)
Net deferred tax asset	$1,728	$1,162

Total income tax expense (benefit) was different than the amount computed by applying the Federal statutory rate as follows:

	Year ended December 31, 2013	Year ended December 31, 2012
Tax at federal statutory rate	$1,235	$669
State taxes, net of Federal benefit	227	104
Federal and state tax credits	(367)	-
Discrete federal tax benefit	(168)	-
Domestic production activities deduction	(107)	(139)
Other permanent differences, net	54	41
Total income tax expense	$874	$675

As of December 31, 2013, the Company had net current and net non-current deferred income tax assets of $1,004 and $724, respectively. As of December 31, 2012, the Company had current and net non-current deferred income tax assets of $543 and $619, respectively. No valuation allowance against the Company's net deferred income tax assets is needed as of December 31, 2013 and 2012. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes.

Our consolidated effective income tax rate was 24.1% for the year ended December 31, 2013. The difference between the effective tax rate and the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction and research and development credits as well as higher tax deductions realized on our 2012 federal and state tax returns filed during the third quarter of 2013. The effective tax rate for the year ended December 31, 2013 also includes the discrete federal tax benefit of $168 (4.6%) related to the retroactive legislative reinstatement on January 2, 2013 of the research and development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law. Our consolidated effective income tax rate was 34.3% for the year ended December 31, 2012. The reduction in the effective tax rate compared to the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction. In January 2013, the federal government extended research and development tax credits for years 2012 and 2013. Accordingly, we recognized the benefits for 2012 research and development credits in 2013.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The California Franchise Tax Board (“CFTB”) initiated an examination of Nolte’s state of California tax filings and raised various questions about approximately $700 of research and development tax credits generated and included in Nolte’s tax returns for the years 2005-2010. We responded to these inquiries, but in the fourth quarter of 2012, the California Franchise Tax Board denied these credits in full. In early 2013, the CFTB assigned a new examiner. The CFTB examiner conducted a field visit in order to understand our design activities associated with these qualified research activities as the CFTB is reconsidering and reevaluating its position. Nolte believes it has appropriate qualified research activities, qualified research expenses and documentation to support the credits and believes this position meets the recognition criteria under Accounting Standards Codification (“ASC”) 740-10. Accordingly, we have not recorded a liability for uncertain tax benefits related to these state or federal research and development credits. An adverse outcome could have an adverse impact on our financial position, results of operations and cash flows.

Note 17 – Subsequent Events

On January 31, 2014, we acquired certain assets and assumed certain liabilities of Air Quality Consulting, Inc. (“AQC”) located in Tampa, Florida, which specializes in occupational health, safety and environmental consulting for a purchase price of up to $1,000 consisting of cash, notes and common stock.

On March 21, 2014, we acquired AK Environmental, LLC (“AK”), a natural gas pipeline inspection, construction management and environmental consulting firm, primarily servicing the Northeast, Mid-Atlantic and Southeast United States. The purchase price was $7,000 and was made with a combination of cash, note payable and stock.

Under the acquisition method of accounting, the Company will recognize the assets acquired and the liabilities assumed at their fair values and will record an allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates. We expect goodwill will be recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and the amount attributable to the reputation of the businesses acquired, the workforce in place and the synergies to be achieved from these acquisitions. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we will likely engage a third party independent valuation specialist. The Company expects to establish a preliminary purchase price allocation with respect to these transactions by the end of the second quarter of 2014.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM  9A.   CONTROLS AND PROCEDURES

Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, were effective such that the information relating to the Company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 Internal Control—Integrated Framework. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on these criteria.

Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that there have not been any changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B. OTHER INFORMATION.

None.

PART III

ITEM  10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2013 year end.

ITEM 11.   EXECUTIVE COMPENSATION.

Incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2013 year end.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2013 year end.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2013 year end.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2013 year end.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

(1) The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 therein.

(2) All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.

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

4.3

Specimen Warrant Certificate (included in Exhibit 4.5) (Incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC March 11, 2013)

4.4

Underwriting Agreement, dated March 26, 2013, between the Registrant and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the SEC on April 1, 2013)

4.5	Underwriter’s Warrant dated April 2, 2013 (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on April 5, 2013)

4.6

Warrant Agreement, dated April 2, 2013, between Registrar and Transfer Company and the Registrant (Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on April 5, 2013)

4.7

Amended and Restated Warrant Agreement, dated September 24, 2013, between Registrar and Transfer Company and the Registrant (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on September 27, 2013)

10.1

2011 Equity Incentive Plan, as amended through March 8, 2013† (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC March 11, 2013)

10.2	Form of Restricted Stock Agreement† (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC March 11, 2013)

10.3	Form of Restricted Stock Unit Agreement† (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC March 11, 2013)

Number	Description

10.4	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 28, 2013)

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

Number	Description

10.16

Business Loan Agreement (Loan Number 0309136049), dated January 31, 2014, between NV5 Holdings, Inc., as borrower, and Western Alliance Bank, as lender (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2014).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature page)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002**

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates a management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

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

Signature	Title	Date

/s/ Dickerson Wright	Chairman, Chief Executive Officer, and President	March 28, 2014
Dickerson Wright	(Principal Executive Officer)

/s/ Michael P. Rama	Vice President and Chief Financial Officer	March 28, 2014
Michael P. Rama	(Principal Financial and Accounting Officer)

/s/ Donald C. Alford	Executive Vice President and Director	March 28, 2014
Donald C. Alford

/s/ Gerald J. Salontai	Director	March 28, 2014
Gerald J Salontai

/s/ Jeffrey A. Liss	Director	March 28, 2014
Jeffrey A. Liss

/s/ William D. Pruitt	Director	March 28, 2014
William D. Pruitt