Form 10-Q
period 2014-03-31
NV5 Holdings, Inc.
filed 2014-05-15
CIK 1532961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 12, 2014, there were 5,705,303 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

QUARTER ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANICAL STATEMENTS.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,694	$13,868
Accounts receivable, net of allowance for doubtful accounts of $1,470 and $1,320 as of March 31, 2014 and December 31, 2013, respectively	20,781	16,722
Prepaid expenses and other current assets	867	509
Deferred income tax assets	1,004	1,004
Total current assets	32,346	32,103
Property and equipment, net	1,462	1,310
Intangible assets, net	5,432	2,993
Goodwill	10,214	7,106
Cash surrender value of officers’ life insurance	522	521
Other assets	170	118
Deferred income tax assets	724	724
Total Assets	$50,870	$44,875
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,148	$3,780
Accrued liabilities	5,794	4,189
Income taxes payable	673	765
Billings in excess of costs and estimated earnings on uncompleted contracts	422	401
Client deposits	84	111
Current portion of contingent consideration	381	333
Current portion of stock repurchase obligation	665	687
Current portion of notes payable	3,325	1,725
Total current liabilities	15,492	11,991
Contingent consideration, less current portion	316	638
Stock repurchase obligation, less current portion	799	935
Notes payable, less current portion	3,931	2,502
Total liabilities	20,538	16,066

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 45,000,000 shares authorized, 5,683,151 and 5,504,236 shares issued and outstanding as of March 31, 2014 and December 31, 2013	57	55
Additional paid-in capital	24,531	23,717
Retained earnings	5,744	5,037
Total stockholders’ equity	30,332	28,809
Total liabilities and stockholders’ equity	$50,870	$44,875

See accompanying notes to consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended
	March 31, 2014	March 31, 2013
Gross revenues	$18,992	$15,580

Direct costs (excluding depreciation and amortization):
Salaries and wages	5,660	4,468
Sub-consultant services	3,087	2,383
Other direct costs	891	388
Total direct costs	9,638	7,239

Gross Profit	9,354	8,341

Operating Expenses:
Salaries and wages, payroll taxes and benefits	5,086	4,915
General and administrative	1,940	1,392
Facilities and facilities related	773	854
Depreciation and amortization	388	351
Total operating expenses	8,187	7,512

Income from operations	1,167	829

Other expense:
Interest expense	(52)	(93)
Total other expense	(52)	(93)

Income before income tax expense	1,115	736
Income tax expense	(408)	(180)
Comprehensive income	$707	$556

Earnings per Share:
Basic	$0.14	$0.25
Diluted	$0.13	$0.23

Weighted average shares outstanding:
Basic	5,025,529	2,185,804
Diluted	5,392,612	2,422,023

See accompanying notes to consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENT of CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2014	5,504,236	$55	$23,717	$5,037	$28,809

Stock compensation	-	-	131	-	131
Restricted stock issuance, net	83,052	1	(1)	-	-
Stock issuance for acquisitions	82,876	1	584	-	585
Payment of contingent consideration with common stock	12,987	-	100	-	100
Comprehensive income	-	-	-	707	707
Balance, March 31, 2014	5,683,151	$57	$24,531	$5,744	$30,332

See accompanying notes to consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash Flows From Operating Activities:
Comprehensive income	$707	$556

Adjustments to reconcile comprehensive income to net cash provided by (used in) operating activities:
Depreciation and amortization	388	351
Provision for doubtful accounts	78	31
Stock compensation	131	61
Change in fair value of contingent consideration	6	-
Deferred income taxes	-	(69)
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(1,845)	(707)
Prepaid expenses and other assets	(334)	(553)
Net change in cash surrender value of officers’ life insurance	-	(1)
Accounts payable	130	89
Accrued liabilities	1,266	1,132
Income taxes payable	(92)	(1,736)
Billings in excess of costs and estimated earnings on uncompleted contracts	20	(120)
Client deposits	(27)	(13)
Net cash provided by (used in) operating activities	428	(979)

Cash Flows From Investing Activities:
Cash paid for acquisitions	(3,750)	-
Payments of contingent consideration	(233)	-
Purchase of property and equipment	(179)	(276)
Net cash used in investing activities	(4,162)	(276)

Cash Flows From Financing Activities:
Borrowings on notes payable	-	518
Payments on notes payable	(257)	(264)
Payments of debt issuance costs	(27)	-
Payments on stock repurchase obligation	(156)	(163)
Net cash (used in) provided by financing activities	(440)	91

Net Decrease in Cash and Cash Equivalents	(4,174)	(1,164)
Cash and cash equivalents – beginning of period	13,868	2,294
Cash and cash equivalents – end of period	$9,694	$1,130

See accompanying notes to consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
Supplemental disclosures of cash flow information:
Cash paid for interest	$78	$88
Cash paid for income taxes	$500	$1,985

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$54	$-
Notes payable for acquisitions	$3,284	$-
Stock issuance for acquisitions	$585	$-
Payment of contingent consideration with common stock	$100	$-

See accompanying notes to consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

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

Significant Transactions

On January 31, 2014, we acquired certain assets of Air Quality Consulting, Inc. (“AQC”) located in Tampa, Florida, which specializes in occupational health, safety and environmental consulting for a purchase price of up to $815 consisting of cash, notes and common stock (see Note 4).

On March 21, 2014, we acquired AK Environmental, LLC (“AK”), a natural gas pipeline inspection, construction management and environmental consulting firm, primarily servicing the Northeast, Mid-Atlantic and Southeast United States. The purchase price was $7,000, consisting of cash, notes and common stock (see Note 4).

These acquisitions add growth to our environmental services and also allow us to offer these services on a broader scale within our existing network. In addition, these acquisitions expand our service offerings, strengthen our geographic diversification, and continue to build out our national footprint.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States (“GAAP”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The consolidated financial statements include the accounts of NV5 Holdings, Inc. and its subsidiaries, all of which were wholly owned for all periods presented. All intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying consolidated balance sheet as of December 31, 2013 has been derived from those financial statements. The results of operations for the three months ended March 31, 2014 and cash flows for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any future interim period or for the full 2014 fiscal year.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

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

Concentration of Credit Risk

Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 58% and 66% of our gross revenues for the three months ended March 31, 2014 and 2013, respectively, are from California-based projects and approximately 16% and 11% of revenues for the three months ended March 31, 2014 and 2013, respectively, are from one client. Furthermore, approximately 40% of our accounts receivable as of March 31, 2014 and December 31, 2013 is from government and government-related contracts. As management continually evaluates the creditworthiness of these and future clients, the risk of credit default is considered limited.

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

(in thousands, except share data)

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

Asset	Depreciation Period (in years)
Office furniture and equipment	5
Computer equipment	3
Survey and field equipment	5
Leasehold improvements	Lesser of the estimated useful lives or remaining term of the lease

Property and equipment balances are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized an impairment charge relating to property and equipment during the three months ended March 31, 2014 and 2013.

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

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques, and weights the results accordingly. We are required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared to the carrying value of its reporting unit goodwill to determine the appropriate impairment charge, if any. We have elected to perform our annual goodwill impairment review on August 1 of each year. On August 1, 2013, we conducted our annual impairment tests using the quantitative method of evaluating goodwill. Based on these quantitative analyses we determined the fair value of each of our reporting units exceeded the carrying value of the reporting unit. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2013 and no indicators, events or changes in circumstances indicated that goodwill was impaired during the period from August 2, 2013 through March 31, 2014. There were no indicators, events or changes in circumstances to indicate that goodwill is impaired during the three months ended March 31, 2014 and 2013.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Identifiable intangible assets primarily include customer backlog, customer relationships, tradenames and non-compete agreements. Amortizable intangible assets are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized an impairment charge relating to amortizable intangible assets during the three months ended March 31, 2014 and 2013.

See Note 7 for further information on goodwill and identified intangibles.

Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three months ended March 31, 2014 and 2013. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. The weighted average number of shares outstanding in calculating basic earnings per share for the three months ended March 31, 2014 and 2013 exclude 588,596 and 414,195 non-vested restricted shares, respectively, issued since 2010. These non-vested restricted shares are not included in basic earnings per share until the vesting requirement is met. The weighted average number of shares outstanding in calculating diluted earnings per share for the three months ended March 31, 2014 and 2013 includes, if outstanding, non-vested restricted shares and units, issuable shares related to acquisitions, and the warrants associated with our initial public offering. There were no issuable shares related to acquisitions or warrants outstanding as of March 31, 2013. In calculating diluted earnings per share for the quarters ended March 31, 2014 and 2013, there were no potentially dilutive securities that were not considered.

The following table represents a reconciliation of the comprehensive income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014	March 31, 2013
Numerator:
Comprehensive income – basic and diluted	$707	$556

Denominator:
Basic weighted average shares outstanding	5,025,529	2,185,804
Effect of dilutive non-vested restricted shares and units	297,316	236,219
Effect of dilutive issuable shares related to acquisitions	42,843	-
Effect of warrants	26,924	-
Diluted weighted average shares outstanding	5,392,612	2,422,023

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

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

Revenues from engineering services are recognized in accordance with the accrual basis of accounting. Revenues under cost-reimbursable contracts are recognized when services are performed and revenues from fixed-price contracts are recognized on the percentage-of-completion method, generally measured by the direct costs incurred to date as compared to the estimated total direct costs for each contract. The Company includes other direct costs (for example, third party field labor, subcontractors, or the procurement of materials or equipment) in revenues and direct costs when the costs of these items are incurred, and the Company is responsible for the ultimate acceptability of such costs. Recognition of revenue under this method is dependent upon the accuracy of a variety of estimates, including engineering progress, materials quantities, achievement of milestones, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

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

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Unbilled work results when the appropriate contract revenues have been recognized when services are performed or based on the percentage-of-completion accounting method but the revenue recorded has not been billed due to the billing terms defined in the contract. Unbilled amounts as of the reporting date are included within accounts receivable in the accompanying consolidated balance sheets. In certain circumstances, the contract may allow for billing terms that result in the cumulative amounts billed in excess of revenues recognized. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date.

Allowance for Doubtful Accounts

The Company records billed and unbilled receivables net of an allowance for doubtful accounts. The allowance is estimated based on management’s evaluation of the contracts involved and the financial condition of clients. Factors the Company considers include, but are not limited to: age, client type (federal government or commercial client), historical performance, historical collection trends and general economic conditions. The allowance is increased by the Company’s provision for doubtful accounts which is charged against income. All recoveries on receivables previously charged off are credited to the accounts receivable recovery account and are included in income, while direct charge-offs of receivables are deducted from the allowance.

Professional Liability Expense

The Company maintains insurance for business risks including professional liability. For professional liability risks, the Company’s retention amount under its claims-made insurance policies includes an accrual for claims incurred but not reported for any potential liability, including any legal expenses, to be incurred for such claims if they occur. The Company’s accruals are based upon historical expense and management’s judgment. The Company maintains insurance coverage for various aspects of its business and operations; however, the Company has elected to retain a portion of losses that may occur through the use of deductibles, limits and retentions under our insurance programs. Our insurance coverage may subject the Company to some future liability for which it is only partially insured or completely uninsured. Management believes its estimated accrual for errors, omission and professional liability claims is sufficient and any additional liability over amounts accrued is not expected to have a material effect on the Company’s consolidated results of operations or financial position.

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

Segment Information

The Company reports segment information in accordance with FASB ASC Topic No. 280 “Segment Reporting” (“Topic No. 280”).  The Company has identified operating segments at the subsidiary entity level. However, each entity’s operating performance has been aggregated into one reportable segment.  Each entity’s operations meet the aggregation criteria set forth in Topic No. 280.  The Company’s operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas: economic characteristics, class of customer, nature of service and distribution methods.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic No. 740 “Income Taxes” (“Topic No. 740”). Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. A valuation allowance against the Company’s deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future earnings, taxable income, and the mix of earnings in the jurisdictions in which the Company operates. Management periodically assesses the need for a valuation allowance based on the Company’s current and anticipated results of operations. The need for and the amount of a valuation allowance can change in the near term if operating results and projections change significantly.

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

Note 3 – Recent Accounting Pronouncements

From time to time, the FASB issues accounting standards updates (each being an "ASU") to its Accounting Standards Codification ("ASC"), which constitutes the primary source of GAAP. The Company regularly monitors ASUs as they are issued and considers their applicability to its business. All ASUs applicable to the Company are adopted by the due date and in the manner prescribed by the FASB. None of the ASU’s that were required to be adopted by the Company during the three months ended March 31, 2014 and 2013 had a significant impact on the Company’s consolidated financial position or results of operations.

Note 4 – Business Acquisitions

On January 31, 2014, we acquired certain assets of Air Quality Consulting, Inc. (“AQC”) located in Tampa, Florida, which specializes in occupational health, safety and environmental consulting. The purchase price was $815 in cash, notes and our common stock, consisting of $250 in cash, a $300 non-interest bearing promissory note, and $150 of our common stock (18,739 shares) as of the closing date. The purchase price includes an earn-out of $115 payable in cash. Payment of the earn-out is based on the achievement of a certain agreed upon metric for calendar year 2014, and, if achieved, is payable on April 1, 2015. The earn-out payment of $115 is non-interest bearing and is preliminarily recorded at estimated fair value based on a probability-weighted approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date. Therefore, we have discounted the $115 payment obligation for imputed interest and the probability of achieving this earn-out. As of March 31, 2014, the preliminary estimated fair value of this contingent consideration is approximately $54. Furthermore, the purchase price consisted of an uncollateralized non-interest bearing promissory note in the principal amount of $300, which we have imputed interest at a rate of 3.75%. This note is payable in two equal payments of $150 each due on the first and second anniversaries of the effective date of January 31, 2014 (see Note 9). The carrying value of this note was approximately $286 as of March 31, 2014.

On March 21, 2014, we acquired AK Environmental, LLC (“AK”), a natural gas pipeline inspection, construction management and environmental consulting firm, primarily servicing the Northeast, Mid-Atlantic and Southeast United States. The purchase price was $7,000 in cash, notes and our common stock, consisting of $3,500 in cash, a $3,000 promissory note (bearing interest at 3.0%) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of the effective date of March 21, 2014 (see Note 9), and $500 of our common stock (64,137 shares) as of the closing date of the acquisition.

In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for AQC and AK, we engaged a third party independent valuation specialist. The Company has not completed the independent valuations but estimated our preliminary purchase price allocations based on historical inputs and data as of March 31, 2014. The preliminary allocation of the purchase price is based on the best information available and is pending, amongst other things: (i) the finalization of the valuation of the fair values and useful lives of property and equipment acquired; (ii) finalization of the valuations and useful lives for intangible assets; (iii) finalization of the valuation of accounts payable and accrued expenses; and (iv) finalization of the fair value of noncash consideration. During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. We expect the purchase price allocations for the acquisitions of AQC and AK to be completed by the end of the second quarter of 2014. We estimated the fair value of the shares issued on a preliminary basis based on quoted market value on the closing date, net of an approximately 10% discount to recognize the legal restrictions imposed by the United States federal securities laws.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners, a 20-person owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners. Consilium Partners possesses specialized expertise in managing technically demanding projects, while having an affinity for leading teams and cultivating teamwork with the people who ultimately determine a project’s success. The purchase price was $1,083, consisting of cash, notes (see Note 9) and our common stock plus an earn-out of up to $1,000 in cash and/or our common stock in the Company’s sole discretion. Payment of the maximum $1,000 earn-out was based on the achievement of a certain agreed upon metric for calendar year 2013, and, if achieved, was payable in three annual installments beginning in January 31, 2014 in cash and/or our common stock. The maximum earn-out payment of $1,000 is non-interest bearing. Therefore, we have discounted the $1,000 payment obligation for imputed interest. During 2013, the agreed upon metric was met and, therefore, the earn-out was achieved. On January 31, 2014, we paid the first annual installment of $333, of which $233 was paid in cash and the remaining $100 was paid by issuing 12,987 shares our common stock. As of March 31, 2014 and December 31, 2013, we had contingent consideration obligations of $697 and $971, respectively.

Under the acquisition method of accounting, the Company recognizes the assets acquired and the liabilities assumed at their fair values and records an allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates. Goodwill is recorded based on the amount by which the purchase prices exceeded the fair value of the net assets acquired and the amount attributable to the reputation of the businesses acquired, the workforces in place and the synergies to be achieved from these acquisitions. The allocation of the purchase prices to identifiable intangible assets (customer relationships, customer backlog, trade name and non-compete) are based on valuations performed to determine the fair values of such assets as of the acquisition dates. The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates.  We estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability on our consolidated balance sheet as of the date of acquisition.  We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following:  (i) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (ii) the former owners of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees.  The contingent earn-out payments are not affected by employment termination.

We measure our earn-out (contingent consideration) liabilities at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy.  We use a probability-weighted approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date and at each reporting period until the contingency is ultimately resolved.  The significant unobservable inputs used in the fair value measurements are projections over the earn-out period (generally one year), and the probability outcome percentages we assign to each scenario.  Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.  During the three months ended March 31, 2014, we recorded a change in fair value of $6 related to contingent consideration obligations.

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition dates for acquisitions closed during 2014:

Accounts receivable	$2,292
Property and equipment	103
Prepaid expenses	41
Other assets	7
Intangible assets:
Customer relationships	1,850
Trade name	230
Customer backlog	277
Non-compete	341
Total Assets	5,141
Liabilities	(576)
Net assets acquired	$4,565

Consideration paid (Cash, Notes and Common Stock)	$7,619
Contingent earn-out liability (payable in cash)	54
Total Consideration	$7,673

Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$3,108

For income tax purposes, goodwill from these acquisitions is deductible over a fifteen-year period.

The consolidated financial statements of the Company for the three months ended March 31, 2014 include the results of operations from the businesses acquired during 2014 from their respective dates of acquisition to March 31, 2014 and include gross revenues and pre-tax income of approximately $0.7 million and $53, respectively. Included in general and administrative expense for the three months ended March 31, 2014 is $33 of acquisition-related costs pertaining to our acquisition activities.

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three months ended March 31, 2014 and 2013 as if the AK acquisition had occurred as of January 1, 2013. The pro forma information provided below is compiled from the financial statements of the combined companies and includes pro forma adjustments for amortization expense, reduction in certain agreed on expenses, interest expense and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the AK operations actually been acquired on January 1, 2013; or (ii) future results of operations:

	For the three months ended
	March 31, 2014	March 31, 2013
Gross revenues	$23,065	$20,174
Comprehensive income	$619	$495
Basic earnings per share	$0.12	$0.22
Diluted earnings per share	$0.11	$0.20

The Company determined that the AQC acquisition does not constitute a significant business combination. Therefore, historical financial statements and related pro forma financial statements are not required to be disclosed.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 5 – Accounts Receivable, net

Accounts receivable, net, consists of the following:

	March 31, 2014	December 31, 2013
Billed	$14,790	$12,301
Unbilled	6,829	5,118
Contract retentions	632	623
	22,251	18,042
Less: allowance for doubtful accounts	(1,470)	(1,320)
Accounts receivable, net	$20,781	$16,722

Billed accounts receivable represent amounts billed to clients that remain uncollected as of the balance sheet date. Unbilled accounts receivable represent recognized amounts pending billing pursuant to contract terms or accounts billed after period end, and are expected to be billed and collected within the next 12 months.

Note 6 – Property and Equipment, net

Property and equipment, net, consists of the following:

	March 31, 2014	December 31, 2013
Office furniture and equipment	$224	$224
Computer equipment	1,249	1,013
Survey and field equipment	1,067	1,067
Leasehold improvements	1,077	1,032
	3,617	3,336
Accumulated depreciation	(2,155)	(2,026)
Property and equipment – net	$1,462	$1,310

Depreciation expense for the three months ended March 31, 2014 and 2013 was $129 and $129, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill

The table set forth below shows the change in goodwill during the three months ended March 31, 2014:

March 31, 2014
Balance as of the beginning of the year	$7,106
Acquisitions	3,108
Balance as of the end of the period	$10,214

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Intangible Assets

Intangible assets, net, at March 31, 2014 and December 31, 2013 consists of the following:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$6,125	$(1,817)	$4,308	$4,275	$(1,653)	$2,622
Trade name	1,088	(843)	245	858	(813)	45
Customer backlog	1,162	(768)	394	885	(720)	165
Non-compete	548	(63)	485	207	(46)	161
Total	$8,923	$(3,491)	$5,432	$6,225	$(3,232)	$2,993

Trade names are amortized on a straight-line basis over their estimated lives ranging from one to three years. Customer backlog and customer relationships are amortized based on the future expected revenues, with weighted average amortization periods ranging from 1 to 9 years. Non-compete agreements are amortized over their contractual lives ranging from 4 to 5 years.

Amortization expense for the three months ended March 31, 2014 and 2013 was $259 and $222, respectively.

As of March 31, 2014, the future estimated aggregate amortization related to intangible assets is as follows:

Period ending March 31,
2015	$1,554
2016	979
2017	796
2018	664
2019	480
Thereafter	959
Total	$5,432

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2014	December 31, 2013
Stock payable for acquisitions	$192	$192
Deferred rent	454	486
Payroll and related taxes	1,863	864
Professional liability reserve	186	248
Benefits	1,115	916
Accrued vacation	1,242	1,088
Other	742	395
Total	$5,794	$4,189

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 9 – Notes Payable

Notes payable consists of the following:

	March 31, 2014	December 31, 2013
Credit Facility totaling $8,000, due January 31, 2016 (1)	$—	$—

Note payable to bank (the “Term Loan”), interest at prime rate (minimum 4.50% effective January 31, 2014, actual interest rate as of March 31, 2014 and December 31, 2013 was 4.50% and 5.0%, respectively), due February 1, 2015, payable in monthly installments of $46 and a lump sum of the remaining principal balance outstanding at maturity, collateralized by substantially all Company assets, guaranteed by certain stockholders	1,006	1,144

Note payable to former stockholder of Nolte, interest at prime rate plus 1% (maximum 7.0%, actual interest rate as of March 31, 2014 and December 31, 2013 was 4.25%), due July 29, 2017, payable in quarterly principal installments of $119. Unsecured and subordinated to the Credit Facility and the Term Loan (2).	1,588	1,707

$3,000 uncollateralized promissory note issued to the former owners of AK (bearing interest at 3.0%), payable in three equal payments of $1,000 each due on the first, second and third anniversaries of the effective date of March 21, 2014	3,000	—

$2,000 uncollateralized promissory note issued to the former owner of Kaderabek Company (bearing interest at 200 basis points over the one-year LIBOR, actual interest rate as of March 31, 2014 and December 31, 2013 was 2.56% and 2.58%, respectively), $500 payable in December 2012, and payable in three equal payments of $500 each due on the first, second and third anniversaries of the effective date of July 27, 2012	1,000	1,000

$200 uncollateralized promissory note issued to the former owners of Consilium Partners (bearing interest at 4.0%), payable in three equal payments of $66 each due on the first, second and third anniversaries of the effective date of April 30, 2013	200	200

$168 uncollateralized promissory note issued in conjunction with the Tampa division of Pitman-Hartenstein & Associates acquisition (bearing interest at 4.0%), payable in two equal payments of $84 each due on December 31, 2013 and December 31, 2014	84	84

$92 uncollateralized promissory note issued to the former owner of Dunn Environmental, Inc. (bearing interest at 4.0%), payable in two equal payments of $46 each due on the first and second anniversaries of the effective date of August 12, 2013	92	92

$300 uncollateralized promissory note issued to the former owner of AQC (non-interest bearing, interest imputed at 3.75%), payable in two equal payments of $150 each due on the first and second anniversaries of the effective date of January 31, 2014, net of unamortized discount of $14 as of March 31, 2014	286	—
Total debt	7,256	4,227
Less: current maturities	(3,325)	(1,725)
Long-term debt, net of current maturities	$3,931	$2,502

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

(1)

On January 31, 2014, we entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation, as lender, which provides for a two-year, $8 million revolving credit facility with a maturity date of January 31, 2016 (the “Credit Facility”). The interest rate is prime rate plus 0.50%, with a minimum of 3.75%, which was the interest rate at March 31, 2014. The Credit Facility contains a cross default and cross collateralization provision with the Term Loan. The Credit Facility contains certain financial covenants, including an annual maximum debt to tangible net worth ratio of 4.00:1.00 as of December 31, 2013 and 8.5:1 for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contains an annual minimum debt service coverage ratio equal to 1.50:1.00 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. The Credit Facility is guaranteed by (i) NV5, (ii) Nolte, and (iii) Mr. Dickerson Wright. The Credit Facility is secured by a first priority lien on substantially all of the assets of the Company, NV5, and Nolte. In connection with entering into the Credit Facility, on January 31, 2014, the Company terminated two credit facilities totaling $4.0 million. In conjunction with closing the Credit Facility, we paid approximately $27 in debt issuance costs which is included in Prepaid Expenses on the consolidated balance sheet and is being amortized into interest expense over the two-year term of the Credit Facility.

(2)

Upon issuance in 2010, a portion of this note payable was convertible into shares of common stock of the Company. On March 12, 2013, the note holder provided his irrevocable confirmation that he will not elect to convert any portion of this note into common stock of the Company now or in the future.

Future contractual maturities of long-term debt as of March 31, 2014 are as follows:

Period ending March 31,
2015	$3,325
2016	2,229
2017	1,543
2018	159
Total	$7,256

Note 10 – Stock Repurchase Obligation

The stock repurchase obligation at March 31, 2014 and December 31, 2013 represents notes payable for the repurchase of common stock of certain former noncontrolling interests in Nolte. These notes are unsecured and subordinated to bank debt and the maintenance of related debt covenants, and bear interest from 3.25% to 4.25%. The rates adjust annually based on the prime rate. The notes require quarterly interest and principal payments though their maturity dates, which range between 2014 and 2019. The outstanding balance of the stock repurchase obligation was $1,464 and $1,622 as of March 31, 2014 and December 31, 2013, respectively.

Future maturities of these notes as of March 31, 2014 are as follows:

Period ending March 31,
2015	$665
2016	268
2017	133
2018	133
2019	133
Thereafter	132
Total	$1,464

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 11 – Leases

The Company leases various office facilities from unrelated parties. These leases expire through 2018 and, in certain cases, provide for escalating rental payments and reimbursement for operating costs. The Company also leases office space from a stockholder on a month-to-month basis. The Company recognized lease expense of $665 and $730 during the three months ended March 31, 2014 and 2013, respectively, which is included in “Facilities and facilities related” in the consolidated statements of comprehensive income. Included in these amounts are $14 and $59 for the three months ended March 31, 2014 and 2013, respectively, for office leases with stockholders of the Company.

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

Note 13 – Officers’ Life Insurance

Investments in life insurance policies were made with the intention of utilizing them as a long-term funding source for post-retirement benefits. However, they do not represent a committed funding source for these obligations and are subject to claims from creditors. This plan was terminated in conjunction with the acquisition of Nolte in 2010, and the Company has no further financial obligations under these policies as of March 31, 2014.

The net cash surrender value of these policies at March 31, 2014 and December 31, 2013 was $522 and $521, respectively.

Note 14 – Stock-Based Compensation

During September and October 2011, we adopted, and our stockholders approved, respectively, our 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”), which provides our directors, executive officers, and other employees with additional incentives by allowing them to acquire an ownership interest in our business and, as a result, encouraging them to contribute to our success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of March 31, 2014, 563,220 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors.

During March 2014, we granted from the 2011 Equity Plan 83,052 restricted shares of our common stock to management and employees with an aggregate deferred compensation amount of approximately $737. The fair value of these shares are based on the quoted market values of the Company’s common stock as of the grant dates, which is a weighted-average of $8.87 per share. The restricted shares of our common stock granted provide for service-based vesting after three years following the grant date.

Share-based compensation expense relating to restricted stock awards during the three months ended March 31, 2014 and 2013 was $131 and $61, respectively. As of March 31, 2014, no shares or units have vested since the 2011 Equity Plan inception, and approximately $1,630 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.7 years, is unrecognized at March 31, 2014.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 15 – Income Taxes

   As of March 31, 2014, the Company had net current and net non-current deferred income tax assets of $1,004 and $724, respectively. As of December 31, 2013, the Company had current and net non-current deferred income tax assets of $1,004 and $724, respectively. No valuation allowance against the Company’s net deferred income tax assets is needed as of March 31, 2014 or December 31, 2013. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes.

Our consolidated effective income tax rate was 36.6% for the three months ended March 31, 2014. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of 39.0% is principally due to the domestic production activities deduction. Our consolidated effective income tax rate was 24.5% for the three months ended March 31, 2013. The reduction in the effective income tax rate compared to the combined statutory federal and state income tax rate of 39.0% is principally due to the domestic production activities deduction and research and development credits. The effective income tax rate for the three months ended March 31, 2013 also includes the discrete income tax benefit of 9.5% related to the retroactive legislative reinstatement on January 2, 2013 of the research and development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law.

In 2011, the California Franchise Tax Board (“CFTB”) initiated an examination of Nolte’s state of California tax filings and raised various questions about approximately $700 of research and development tax credits generated and included on Nolte’s tax returns for the years 2005 to 2010. We responded to these inquiries, but in the fourth quarter of 2012, the CFTB denied these credits in full. In early 2013, the CFTB assigned a new examiner. The CFTB examiner requested and received additional documentation supporting our qualified research activities. In addition, the CFTB examiner conducted a field visit in order to understand our design activities associated with these qualified research activities as the CFTB is reconsidering and reevaluating its position.

Nolte believes it has appropriate qualified research activities, qualified research expenses and documentation to support the credits and believes this position meets the recognition criteria under ASC 740-10. Accordingly, we have not recorded a liability for uncertain tax benefits related to these state or federal research and development credits. An adverse outcome could have an adverse impact on our financial position, results of operations and cash flows.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K (File No. 001-35849). This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.

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

Recent Acquisitions

The aggregate value of all consideration for our acquisitions consummated during the three months ended March 31, 2014 was approximately $7.6 million.

On January 31, 2014, we acquired certain assets of Air Quality Consulting, Inc. (“AQC”) located in Tampa, Florida, which specializes in occupational health, safety and environmental consulting. The purchase price was $815,000 in cash, notes and our common stock, consisting of $250,000 in cash, a $300,000 non-interest bearing promissory note, and $150,000 of our common stock (18,739 shares) as of the closing date. The purchase price includes an earn-out of $115,000 payable in cash. Payment of the earn-out is based on the achievement of a certain agreed upon metric for calendar year 2014, and, if achieved, is payable on April 1, 2015. The earn-out payment of $115,000 is non-interest bearing and is preliminarily recorded at fair value based on a probability-weighted approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date. Therefore, we have discounted the $115,000 payment obligation for imputed interest and the probability of achieving this earn-out. As of March 31, 2014, the fair value of this contingent consideration is approximately $54,000. Furthermore, the purchase price consisted of an uncollateralized promissory note in the aggregate principal amount of a non-interest bearing note of $300,000 for which we have imputed interest at a rate of 3.75%. This note is payable in two equal payments of $150,000 each due on the first and second anniversaries of the effective date of January 31, 2014. The carrying value of this note was approximately $286,000 as of March 31, 2014.

On March 21, 2014, we acquired AK Environmental, LLC (“AK”), a natural gas pipeline inspection, construction management and environmental consulting firm, primarily servicing the Northeast, Mid-Atlantic and Southeast United States. The purchase price was $7.0 million in cash, notes and our common stock, consisting of $3.5 million in cash, a $3.0 million promissory note (bearing interest at 3.0%) that is payable in three equal payments of $1.0 million each due on the first, second and third anniversaries of the effective date of March 21, 2014, and $500,000 of our common stock (64,137 shares) as of the closing date of the acquisition.

Key Trends, Developments and Challenges

Initial public offering. On March 26, 2013, the Company priced its initial public offering of 1,400,000 units. Each unit was sold at an offering price of $6.00 per unit and consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share. The units began trading on Nasdaq on March 27, 2013 and traded solely as units through September 26, 2013. The units sold in our initial public offering were registered under the Securities Act of 1933, as amended (the “Securities Act”), on a registration statement on Form S-1 (No. 333-186229), which was declared effective by the Securities and Exchange Commission (the “SEC”) on March 26, 2013. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units, solely to cover over-allotments. The closing of the offering occurred, and was recorded, on April 2, 2013, upon which we received net proceeds of approximately $8.1 million after deducting fees associated with the initial public offering and issued 1,610,000 units. In addition, upon closing, the underwriter received a warrant to acquire up to 140,000 units at an exercise price of $7.20 per unit. The underwriter can begin to exercise these warrants on March 26, 2014 and such exercise expires on March 26, 2016. Each of these units consist of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share.

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

Tax credit dispute. In 2011, the California Franchise Tax Board (“CFTB”) initiated an examination of Nolte’s state of California tax filings and raised various questions about approximately $0.7 million of research and development tax credits generated and included on Nolte’s tax returns for the years 2005 to 2010. We responded to these inquiries, but in the fourth quarter of 2012, the CFTB denied these credits in full. In early 2013, the CFTB assigned a new examiner. The CFTB examiner requested and received additional documentation supporting our qualified research activities. In addition, the CFTB examiner conducted a field visit in order to understand our design activities associated with these qualified research activities as the CFTB is reconsidering and reevaluating its position.

Nolte believes it has appropriate qualified research activities, qualified research expenses and documentation to support the credits and believes this position meets the recognition criteria under ASC 740-10. Accordingly, we have not recorded a liability for uncertain tax benefits related to these state or federal research and development credits. An adverse outcome could have an adverse impact on our financial position, results of operations and cash flows.

Backlog. As of March 31, 2014, we had approximately $74.3 million of gross revenue backlog expected to be recognized over the next 12 months compared to gross revenue backlog of approximately $60.2 million as of December 31, 2013. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

For the three months ended March 31, 2014 and 2013, cost-reimbursable contracts represented approximately 87% and 92%, respectively, of our total revenues.

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

For the three months ended March 31, 2014 and 2013, fixed-price contracts represented approximately 13% and 8%, respectively, of our total revenues.

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

Direct Costs of Contract Revenues (excluding depreciation and amortization)

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

Factors Affecting Comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners, a 20-person owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners. As a result of this acquisition in 2013, we commenced recognizing the acquired company’s results of operations during the second quarter of 2013, primarily affecting the comparability of the three months ended March 31, 2014 compared to the same period in 2013.

On July 8, 2013, we acquired certain assets and assumed certain liabilities of the Tampa, Florida division of Pitman-Hartenstein & Associates (the “PH&A”), which specializes in transportation infrastructure engineering. As a result of this acquisition in 2013, we commenced recognizing the acquired company’s results of operations during the third quarter of 2013, primarily affecting the comparability of the three months ended March 31, 2014 compared to the same period in 2013.

On January 31, 2014 and March 21, 2014, we acquired certain assets and assumed certain liabilities of AQC and AK, respectively. As a result of these acquisitions, we commenced recognizing the acquired companies’ results of operations during the first quarter of 2014, primarily affecting the comparability of the three months ended March 31, 2014 compared to the same period in 2013.

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

Stock-Based Compensation

During September and October 2011, we adopted, and our stockholders approved, respectively, our 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”), which provides our directors, executive officers, and other employees with additional incentives by allowing them to acquire an ownership interest in our business and, as a result, encouraging them to contribute to our success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of March 31, 2014, 563,220 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors.

During March 2014, we granted from the 2011 Equity Plan 83,052 restricted shares of our common stock to management and employees with an aggregate deferred compensation amount of approximately $737,000. The fair value of these shares is based on the quoted market values of the Company’s common stock as of the grant dates, which is a weighted-average of $8.87 per share. The restricted shares of our common stock granted provide for service-based vesting after three years following the grant date.

Share-based compensation expense relating to restricted stock awards during the three months ended March 31, 2014 and 2013 was $131,000 and $61,000, respectively. As of March 31, 2014, no shares or units have vested since the 2011 Equity Plan inception, and approximately $1.6 million of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.7 years, is unrecognized at March 31, 2014.

Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”)

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

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements. Our estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in our consolidated financial statements relate to the revenue recognition on the percentage-of-completion method, reserves for professional liability claims, allowances for doubtful accounts, valuation of our intangible assets, contingent consideration and income taxes. During the three months ended March 31, 2014, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table represents our condensed results of operations for the periods indicated (in thousands of dollars and as of a percentage of gross revenues):

	Three Months Ended March 31,
	2014		2013
	$	% of gross revenues	$	% of gross revenues
Gross revenues	$18,992	100.0%	$15,580	100.0%

Direct costs	9,638	50.8%	7,239	46.5%

Gross profit	9,354	49.2%	8,341	53.5%

Operating expenses	8,187	43.1%	7,512	48.2%

Income from operations	1,167	6.1%	829	5.3%

Other expense, net	(52)	(0.3% )	(93)	(0.6% )

Income tax expense	(408)	(2.1% )	(180)	(1.2% )

Comprehensive income	$707	3.7%	$556	3.6%

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Gross contract revenues. Our revenues increased approximately $3.4 million, or approximately 21.9%, for the three months ended March 31, 2014, compared to the same period in 2013. The increase in revenues is due primarily to organic growth from our existing platform as well as the contribution from our acquisitions in 2013 and during the first quarter of 2014, all of which were completed subsequent to March 31, 2013. We are currently unaware of delays in current projects and therefore are not anticipating such to influence future revenues. Such revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Direct costs. Our direct costs increased approximately $2.4 million for the three months ended March 31, 2014, compared to the same period in 2013. The increase in direct costs compared to the same period in 2013 is primarily due to an increase in our utilization of billable employees in 2014 and direct costs incurred during the first quarter of 2014 from operations of business acquired after March 31, 2013. Direct costs of contracts include direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

As a percentage of gross revenues, direct costs of contracts were 50.8% for the three months ended March 31, 2014, compared to 46.5% for the three months ended March 31, 2013. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors, including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. As revenues from sub-consultant costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and income from operations.

Operating expenses. Our operating expenses increased approximately $0.7 million for the three months ended March 31, 2014, compared to the same period in 2013. The increase in operating expenses was due to additional administrative expenses as a result of becoming a public company in late March 2013 as well as operating expenses from businesses acquired subsequent to March 31, 2013. Operating expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and all employee benefits and the portion of salaries and wages not allocated to direct costs of revenues. Operating expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees, and administrative operating costs. We expense operating costs when incurred. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs. Therefore, when our professional services revenues increase or decrease, it is not unusual to see a corresponding change in operating expenses.

As a percentage of revenues, operating expenses were 43.1% for the three months ended March 31, 2014 compared to 48.2% for the three months ended March 31, 2013. This decrease was the result of the increase in utilization of our professional staff compared to the same period last year, internal focus on performance optimization and the scalability of operations.

Other expenses, net. Our other expenses decreased approximately $41,000 for the three months ended March 31, 2014, compared to the same period in 2013. Other expenses include primarily interest expense on our outstanding debt. The decrease in other expenses is primarily due to the reduction in the average principal amount of outstanding debt during the first quarter of 2014 compared to the same period in 2013.

Income taxes. Our consolidated effective income tax rate was 36.6% for the three months ended March 31, 2014. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of 39.0% is principally due to the domestic production activities deduction. The effective rate during the three months ended March 31, 2014 does not include the impact of research and development credits as these credits expired effective January 1, 2014. Our consolidated effective income tax rate was 24.5% for the three months ended March 31, 2013. The reduction in the effective income tax rate compared to the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction and research and development credits. The effective income tax rate for the three months ended March 31, 2013 also includes the discrete tax benefit of 9.5% related to the retroactive legislative reinstatement on January 2, 2013 of the research and development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, our lines of credit, and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, and acquisition expenditures. We believe our sources of liquidity, including cash flow from operations, existing cash and cash equivalents, proceeds from our recent initial public offering, proceeds from the exercise of warrants issued in connection therewith, and borrowing capacity under our credit facility will be sufficient to meet our projected cash requirements. This includes the increased operating expenses we began to incur in April 2013 and will continue to incur in connection with becoming a publicly traded company, such as financial and accounting personnel we have hired or will hire and our planned strategic acquisition activity for at least the next twelve months. We will monitor our capital requirements thereafter to ensure our needs are in line with available capital resources.

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

Cash Flows

As of March 31, 2014, our cash and cash equivalents totaled $9.7 million and accounts receivable, net of allowance for doubtful accounts, totaled $20.8 million, compared to $13.9 million and $16.7 million, respectively, on December 31, 2013. As of March 31, 2014, our accounts payable and accrued liabilities were $4.1 million and $5.8 million, respectively, compared to $3.8 million and $4.2 million, respectively, on December 31, 2013. Also, as of March 31, 2014, we had notes payable, stock repurchase obligations, and contingent considerations of $7.3 million, $1.5 million, and $0.7 million, respectively, compared to $4.2 million, $1.6 million and $1.0 million, respectively, on December 31, 2013.

Operating activities

For the three months ended March 31, 2014, net cash provided by operating activities amounted to $0.4 million primarily attributable to net income of $0.7 million, which included non-cash charges of $0.4 million from depreciation and amortization, and increases of $1.4 million in accounts payable and accrued liabilities partially offset by increases of $1.9 million in accounts receivable. During 2014, we made income tax payments of approximately $0.5 million.

For the three months ended March 31, 2013, net cash used in operating activities amounted to $1.0 million, primarily attributable to decreases of $1.8 million in deferred and income taxes payable and an increase of $0.7 million in accounts receivable, partially offset by non-cash charges of $0.4 million from depreciation and amortization and increases of $1.2 million in accounts payable and accrued liabilities. During 2013, we made income tax payments of approximately $2.0 million, which included payment of 2012 income taxes as a result of our acquisition of Nolte during 2010 whereby Nolte was required to switch from a cash basis taxpayer to an accrual basis taxpayer. The phase-in period for this required tax accounting method change was completed in 2012.

Investing activities

For the three months ended March 31, 2014, net cash used in investing activities amounted to $4.2 million, primarily resulting from cash used for our acquisitions of $3.8 million, payment of contingent consideration of $0.2 million and the purchase of property and equipment of $0.2 million for our ongoing operations.

For the three months ended March 31, 2013, net cash used in investing activities amounted to $0.3 million, primarily resulting from cash used for the purchase of property and equipment.

Financing activities

For the three months ended March 31, 2014, net cash used by financing activities amounted to $0.4 primarily from scheduled repayments of $0.3 million towards long-term debt and $0.1 million in stock repurchase obligations.

For the three months ended March 31, 2013, net cash provided by financing activities amounted to $0.1 million primarily attributable to proceeds from borrowings of $0.5 million from the Line Facilities (defined below), offset by scheduled repayments of $0.3 million towards long-term debt and $0.2 million in stock repurchase obligations.

Financing

On January 31, 2014, we entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which provides for a two-year, $8 million revolving credit facility with a maturity date of January 31, 2016 (the “Credit Facility”). The interest rate is prime rate plus 0.50%, with a minimum of 3.75%. As of March 31, 2014, the actual interest rate was 3.75%. The Credit Facility contains a cross default and cross collateralization provision with the Term Loan (as defined below). The Credit Facility contains certain financial covenants, including an annual maximum debt to tangible net worth ratio of 4.00:1.00 as of December 31, 2013 and 8.5:1 for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contains an annual minimum debt service coverage ratio equal to 1.50:1.00 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. The Credit Facility is guaranteed by (i) NV5, (ii) Nolte, and (iii) Mr. Dickerson Wright. The Credit Facility is secured by a first priority lien on substantially all of the assets of the Company, NV5, and Nolte. In connection with entering into the Credit Facility, on January 31, 2014, the Company terminated its two credit facilities totaling $4.0 million (the “Line Facilities”). As of March 31, 2014, the outstanding balance on the Credit Facility was $0.

We have a note payable to Western Alliance (the “Term Loan”) with a maturity date of February 1, 2015. The interest rate on the Term Loan is at prime with a minimum of 4.50%. As of March 31, 2014 and December 31, 2013, the actual interest rate was 4.50% and 5.0%, respectively. The Term Loan is payable in monthly principal installments of $46,000 with a lump sum of the remaining principal balance outstanding due at maturity. The Term Loan is collateralized by substantially all of our assets and is guaranteed by certain of our stockholders, NV5 Holdings, Inc., and Nolte, which guarantee in the case of Mr. Wright, remains in effect for the term of the Term Loan regardless of Mr. Wright’s continuing employment. As of March 31, 2014 and December 31, 2013, we had outstanding balances of approximately $1.0 million and $1.1 million, respectively, in connection with the Term Loan.

The note held by the seller of the Nolte business (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of March 31, 2014 and December 31, 2013, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, we pay quarterly principal installments of approximately $0.1 million plus interest. The Nolte Note is unsecured and is subordinated to our bank note, although we are permitted to make our periodic principal and interest payments. The outstanding balance of the Nolte Note was approximately $1.6 million and $1.7 million as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014 and December 31, 2013, there are stock repurchase obligations which represent notes payable for the repurchase of common stock of certain former noncontrolling interests in Nolte. These notes are unsecured and subordinated to bank debt and the maintenance of related debt covenants, and bear interest from 3.25% to 4.25%. The rates adjust annually based on the prime rate. The notes require quarterly interest and principal payments though their maturity dates, which range between 2014 and 2019. The outstanding balance of the stock repurchase obligation was $1.5 million and $1.6 million as of March 31, 2014 and December 31, 2013, respectively.

On January 31, 2014, we acquired certain assets of Air Quality Consulting, Inc. (“AQC”) located in Tampa, Florida, which specializes in occupational health, safety and environmental consulting. The purchase price was $815,000 in cash, notes and our common stock, consisting of $250,000 in cash, a $300,000 non-interest bearing promissory note, and $150,000 of our common stock (18,739 shares) as of the closing date. The purchase price includes an earn-out of $115,000 in cash. Payment of the earn-out is based on the achievement of a certain agreed upon metric for calendar year 2014, and, if achieved, is payable on April 1, 2015. The earn-out payment of $115,000 is non-interest bearing and is recorded at fair value based on a probability-weighted approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date. Therefore, we have discounted the $115,000 payment obligation for imputed interest and the probability of achieving this earn-out. As of March 31, 2014, the fair value of this contingent consideration is approximately $54,000. Furthermore, the purchase price consisted of an uncollateralized promissory note in the aggregate principal amount of a non-interest bearing note of $300,000 for which we have imputed interest at a rate of 3.75%. This note is payable in two equal payments of $150,000 each due on the first and second anniversaries of the effective date of January 31, 2014. The carrying value of this note was approximately $286,000 as of March 31, 2014.

On March 21, 2014, we acquired AK Environmental, LLC (“AK”), a natural gas pipeline inspection, construction management and environmental consulting firm, primarily servicing the Northeast, Mid-Atlantic and Southeast United States. The purchase price was $7.0 million in cash, notes and our common stock, consisting of $3.5 million in cash, a $3.0 million promissory note (bearing interest at 3.0%) that is payable in three equal payments of $1.0 million each due on the first, second and third anniversaries of the effective date of March 21, 2014, and $500,000 of our common stock (64,137 shares) as of the closing date of the acquisition.

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaco. The purchase price included a note in the aggregate principal amount of $2.0 million (the “Kaco Note”) (bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter), which is payable as follows: $0.5 million due by (and paid on) December 28, 2012 and three equal payments of $0.5 million each due on the first, second and third anniversaries of the effective date of July 27, 2012. As of March 31, 2014 and December 31, 2013, the actual interest rate was 2.56% and 2.58%, respectively. The outstanding balance of the Kaco Note was $1.0 million as of March 31, 2014 and December 31, 2013.

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners. The purchase price included an earn-out of up to $1.0 million payable in cash and/or our common stock, in the Company’s sole discretion. Payment of the $1.0 million earn-out was based on the achievement of a certain agreed upon metric for calendar year 2013, which was achieved, and is payable in three annual installments beginning in January 31, 2014. The earn-out payment of $1.0 million is non-interest bearing. Therefore, we have discounted the $1.0 million payment obligation for imputed interest. As of March 31, 2014 and December 31, 2013, we had contingent consideration obligations of approximately $0.7 million and $1.0 million, respectively. On January 31, 2014, we paid the first annual installment of $333,333, of which $233,333 was in cash and $100,000 was paid in 12,987 shares of our common stock. Furthermore, the purchase price also consisted of an uncollateralized promissory note in the aggregate principal amount of $200,000 (bearing interest at 4.0%), payable in three equal payments of $66,666 each due on the first, second and third anniversaries of the effective date of April 30, 2013. The outstanding balance of this note was $200,000 as of March 31, 2014 and December 31, 2013.

On July 8, 2013, we acquired certain assets and assumed certain liabilities of the Tampa, Florida division of PH&A. The purchase price consisted of an uncollateralized promissory note in the aggregate principal amount of $168,000 (bearing interest at 4.0%), payable in two equal payments of $84,000 each due on December 31, 2013 and December 31, 2014. The outstanding balance of this note was $84,000 as of March 31, 2014 and December 31, 2013.

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn Environmental, Inc. The purchase price consisted of an uncollateralized promissory note in the aggregate principal amount of approximately $92,000 (bearing interest at 4.0%), payable in two equal payments of approximately $46,000 each due on the first and second anniversaries of the effective date of August 12, 2013. The outstanding balance of this note was $92,000 as of March 31, 2014 and December 31, 2013.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014.

Effects of Inflation

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board ("FASB") issues accounting standards updates (each being an "ASU") to its Accounting Standards Codification ("ASC"), which constitutes the primary source of GAAP. The Company regularly monitors ASUs as they are issued and considers their applicability to its business. All ASUs applicable to the Company are adopted by the due date and in the manner prescribed by the FASB. None of the ASU’s that were required to be adopted by the Company during the three months ended March 31, 2014 and 2013 had a significant impact on the Company’s consolidated financial position or results of operations.

Cautionary Statement about Forward Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as, but not limited to, “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “project,” “may,” “might,” “should,” “would,” “will,” “likely,” “will likely result,” “continue,” “could,” “future,” “plan,” “possible,” “potential,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements in this Current Report on Form 10-Q reflect the Company’s current views with respect to future events and financial performance.

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

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our Annual Report on Form 10-K filing for the fiscal year ended December 31, 2013 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995, as amended. Readers can find them in “Item 1A. Risk Factors” of that filing and under the same heading of this filing. You may obtain a copy of our Annual Report on Form 10-K through our website, www.nv5.com. Information contained on our website is not incorporated into this report. In addition to visiting our website, you may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549 or at www.sec.gov. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM  4.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, were effective such that the information relating to the Company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial position.

ITEM 1A.     RISK FACTORS.

For the quarter ended March 31, 2014, there are no material changes to the risk factors set forth in “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2014, we issued the following securities that were not registered under the Securities Act:

In January 2014, we issued 12,987 shares of our common stock as partial consideration for our April 2013 acquisition of Consilium and issued 18,739 shares of our common stock for our January 2014 acquisition of AQC, each as disclosed elsewhere in this Quarterly Report on Form 10-Q. In March 2014, we issued 64,137 shares of our common stock as partial consideration for our March 2014 acquisition of AK, as disclosed elsewhere in this Quarterly Report on Form 10-Q. We issued these shares in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

We did not, nor do we plan to, pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts or commissions, in connection with the issuance of securities listed above. In addition, each of the certificates issued or to be issued representing the securities in the transactions listed above bears or will bear a restrictive legend permitting the transfer thereof only in compliance with applicable securities laws. The recipients of securities in the transactions listed above represented to us or will be required to represent to us their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had or have adequate access, through their employment or other relationship with our Company or through other access to information provided by our Company, to information about our Company.

Issuer Purchase of Equity Securities

None.

Use of Proceeds from our Initial Public Offering and Warrant Exercise

On March 26, 2013, our registration statement on Form S-1 (File No. 333-186229) was declared effective for our initial public offering. To the extent any net proceeds are used to repay any debt obligations, the aggregate outstanding balance of our notes payable to banks and former owners of acquired companies as of March 31, 2014 was approximately $9.4 million with interest rates ranging from 3.0% to 5.0%. Except as disclosed in the previous sentence, there have been no changes regarding the use of proceeds from our initial public offering and warrant exercise from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.         EXHIBITS.

Number	Description

10.1

Business Loan Agreement (Loan Number 0309136049), dated January 31, 2014, between NV5 Holdings, Inc., as borrower, and Western Alliance Bank, as lender (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2014).

10.2

Membership Interest Purchase Agreement, dated as of March 21, 2014, by and among AK Environmental, LLC, a North Carolina limited liability company, Amy B. Gonzales and Kelly S. Caldwell, as the sole members of the AK Environmental, LLC, and NV5 Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2014).

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

NV5 HOLDINGS, INC.

	By:	/s/ Michael P. Rama
Date: May 15, 2014		Michael P. Rama Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)