Form 10-Q
period 2014-06-30
NV5 Holdings, Inc.
filed 2014-08-14
CIK 1532961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 11, 2014, there were 5,723,624 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANICAL STATEMENTS.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2014	December 31, 2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$5,655	$13,868
Accounts receivable, net of allowance for doubtful accounts of $1,219 and $1,320 as of June 30, 2014 and December 31, 2013, respectively	25,104	16,722
Prepaid expenses and other current assets	1,017	509
Deferred income tax assets	1,004	1,004
Total current assets	32,780	32,103
Property and equipment, net	1,710	1,310
Intangible assets, net	5,708	2,993
Goodwill	10,755	7,106
Cash surrender value of officers’ life insurance	522	521
Other assets	201	118
Deferred income tax assets	724	724
Total Assets	$52,400	$44,875

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,093	$3,780
Accrued liabilities	5,219	4,189
Income taxes payable	396	765
Billings in excess of costs and estimated earnings on uncompleted contracts	322	401
Client deposits	72	111
Current portion of contingent consideration	629	333
Current portion of stock repurchase obligation	576	687
Current portion of notes payable	3,354	1,725
Total current liabilities	15,661	11,991
Contingent consideration, less current portion	318	638
Stock repurchase obligation, less current portion	758	935
Notes payable, less current portion	3,956	2,502
Total liabilities	20,693	16,066

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 45,000,000 shares authorized, 5,708,706 and 5,504,236 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	57	55
Additional paid-in capital	24,851	23,717
Retained earnings	6,799	5,037
Total stockholders’ equity	31,707	28,809
Total liabilities and stockholders’ equity	$52,400	$44,875

See accompanying notes to consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Gross revenues	$29,229	$17,149	$48,222	$32,729

Direct costs (excluding depreciation and amortization):
Salaries and wages	9,852	4,964	15,512	9,432
Sub-consultant services	3,923	3,092	7,010	5,475
Other direct costs	3,510	522	4,401	910
Total direct costs	17,285	8,578	26,923	15,817

Gross Profit	11,944	8,571	21,299	16,912

Operating Expenses:
Salaries and wages, payroll taxes and benefits	6,237	4,833	11,323	9,748
General and administrative	2,538	1,450	4,478	2,842
Facilities and facilities related	906	809	1,679	1,663
Depreciation and amortization	522	372	910	723
Total operating expenses	10,203	7,464	18,390	14,976

Income from operations	1,741	1,107	2,909	1,936

Other (expense) income:
Interest expense	(77)	(43)	(129)	(136)
Total other (expense)	(77)	(43)	(129)	(136)

Income before income tax expense	1,664	1,064	2,780	1,800
Income tax expense	(610)	(327)	(1,018)	(507)
Net income and comprehensive income	$1,054	$737	$1,762	$1,293

Earnings per share:
Basic	$0.21	$0.20	$0.35	$0.43
Diluted	$0.19	$0.18	$0.32	$0.40

Weighted average common shares outstanding:
Basic	5,104,304	3,778,062	5,065,134	2,986,332
Diluted	5,612,344	4,030,002	5,502,696	3,230,411

See accompanying notes to consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2014	5,504,236	$55	$23,717	$5,037	$28,809

Stock compensation	-	-	347	-	347
Restricted stock issuance, net	97,955	1	(1)	-	-
Exercise of warrants	500	-	4	-	4
Stock issuance for acquisitions	93,028	1	684	-	685
Payment of contingent consideration with common stock	12,987	-	100	-	100
Comprehensive income	-	-	-	1,762	1,762
Balance, June 30, 2014	5,708,706	$57	$24,851	$6,799	$31,707

See accompanying notes to consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash Flows From Operating Activities:
Net income	$1,762	$1,293

Adjustments to reconcile comprehensive income to net cash (used in) provided by operating activities:
Depreciation and amortization	910	723
Provision for doubtful accounts	97	49
Stock compensation	347	116
Change in fair value of contingent consideration	24	-
Loss on disposal of leasehold improvements	32	-
Deferred income taxes	-	(123)
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(6,187)	(1,015)
Prepaid expenses and other assets	(514)	12
Net change in cash surrender value of officers’ life insurance	(1)	(2)
Accounts payable	1,075	691
Accrued liabilities	524	678
Income taxes payable	(369)	(2,088)
Billings in excess of costs and estimated earnings on uncompleted contracts	(79)	(83)
Client deposits	(39)	41
Net cash (used in) provided by operating activities	(2,418)	292

Cash Flows From Investing Activities:
Cash paid for acquisitions	(4,150)	(783)
Payments of contingent consideration	(233)	-
Purchase of property and equipment	(470)	(341)
Net cash used in investing activities	(4,853)	(1,124)

Cash Flows From Financing Activities:
Proceeds from initial public offering	-	9,660
Initial public offering costs	-	(1,581)
Borrowings on note payable	-	517
Payments on notes payable	(631)	(3,027)
Payments of debt issuance costs	(27)	-
Payments on stock repurchase obligation	(288)	(320)
Proceeds from exercise of warrants	4	-
Net cash (used in) provided by financing activities	(942)	5,249

Net (Decrease) Increase in Cash and Cash Equivalents	(8,213)	4,417
Cash and cash equivalents – beginning of period	13,868	2,294
Cash and cash equivalents – end of period	$5,655	$6,711

See accompanying notes to consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30, 2014	June 30, 2013
Supplemental disclosures of cash flow information:
Cash paid for interest	$117	$143
Cash paid for income taxes	$1,387	$2,469

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$285	$-
Notes and stock payable for acquisitions	$3,845	$-
Stock issuance for acquisitions	$685	$-
Payment of contingent consideration with common stock	$100	$-
Landlord-funded leasehold improvements	$137	$-

See accompanying notes to consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 1 - Organization and Nature of Business Operations

Business

NV5 Holdings, Inc. and its subsidiaries (collectively, the “Company” or “NV5”) is a provider of professional and technical engineering and consulting solutions in the infrastructure, energy, construction, real estate and environmental markets, operating through a network of 25 locations in California, Colorado, Florida, Pennsylvania, New Jersey and Utah. The Company’s clients include the U.S. federal, U.S. state and local governments, and the private sector. NV5 conducts its operations through three primary operating subsidiaries: (i) Nolte Associates, Inc. (“Nolte”), which began operations in 1949, was incorporated as a California corporation in 1957 and was acquired by NV5 Global, Inc. in 2010, (ii) NV5 Global, Inc. (formerly known as NV5, Inc.) (“NV5 Global”), which was incorporated as a Delaware corporation in 2009, and (iii) AK Environmental, LLC, which was originally incorporated as a New Jersey limited liability company in 2002 and reincorporated in North Carolina in 2013, was acquired by the Company in 2014. In August 2010, NV5 Global acquired a majority of the outstanding shares of Nolte and succeeded to substantially all of Nolte’s business. In October 2011, NV5 Global and Nolte completed a reorganization transaction in which NV5 Holdings, Inc. was incorporated as a Delaware corporation, acquired all of the outstanding shares of NV5 Global and Nolte, and, as a result, became the holding company under which the Company conducts operations. NV5 provides a wide range of services, including, but not limited to, planning, design, consulting, permitting, inspection and field supervision, management oversight, forensic engineering, litigation support, condition assessment and compliance certification.

Significant Transactions

On January 31, 2014, the Company acquired certain assets of Air Quality Consulting, Inc. (“AQC”) located in Tampa, Florida, which specializes in occupational health, safety and environmental consulting, for a purchase price of up to $815, consisting of cash, notes and common stock (see Note 4).

On March 21, 2014, the Company acquired AK Environmental, LLC (“AK”), a natural gas pipeline inspection, construction management and environmental consulting firm, primarily servicing the Northeast, Mid-Atlantic and Southeast United States. The purchase price was $7,000, consisting of cash, notes and common stock (see Note 4).

On June 30, 2014, the Company acquired certain assets of Owner's Representative Services, Inc. (“ORSI”), a program management firm specializing in healthcare facilities development and construction projects, for a purchase price of up to $1,300, consisting of cash, notes and common stock (see Note 4).

These acquisitions expanded the Company’s environmental and project management services and allow NV5 to offer these services on a broader scale within its existing network. In addition, the acquisitions strengthen NV5’s geographic diversification and allow the Company to continue expanding its national footprint.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The consolidated financial statements include the accounts of NV5 Holdings, Inc. and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying consolidated balance sheet as of December 31, 2013 has been derived from those financial statements. The results of operations and cash flows for interim periods presented are not necessarily indicative of the results to be expected for any future interim period or for the full 2014 fiscal year.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 50% and 67% of the Company’s gross revenues for the six months ended June 30, 2014 and 2013, respectively, are from California-based projects and approximately 14% and 17% of revenues for the six months ended June 30, 2014 and 2013, respectively, are from one client. Furthermore, approximately 42% and 40% of the Company’s accounts receivable as of June 30, 2014 and December 31, 2013 is from government and government-related contracts. As management continually evaluates the creditworthiness of these and future clients, the risk of credit default is considered limited.

Fair Value of Financial Instruments

The Company considers cash and cash equivalents, accounts receivable, cash surrender value of officers’ life insurance, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. As of June 30, 2014 and December 31, 2013, the carrying amount of each financial instrument, with the exception of debt and contingent consideration liabilities recognized in connection with business combinations, approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

The Company applies the provisions of Accounting Standards Codification (“ASC”) 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. The allocation of the purchase prices to identifiable intangible assets (customer relationships, customer backlog, trade name and non-compete) are based on valuations performed to determine the fair values of such assets as of the acquisition dates. The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates.  The Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability on the consolidated balance sheet.

Several factors are considered when determining contingent earn-out liabilities as part of the purchase price, including (i) the valuation of the acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (ii) the former owners of the acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of other key employees.  The contingent earn-out payments are not affected by employment termination.

The Company measures contingent consideration liabilities recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3, as defined in the accounting guidance. The Company uses a probability-weighted approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are projections over the earn-out period (generally one year), and the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and amount paid will be recorded in earnings.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Goodwill and Intangible Assets

Goodwill is the excess of consideration paid for an acquired entity over the amounts assigned to assets acquired, including other identifiable intangible assets, and liabilities assumed in a business combination. To determine the amount of goodwill resulting from a business combination, the Company performs an assessment to determine the acquisition date fair value of the acquired company’s tangible and identifiable intangible assets and liabilities.

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques, and weights the results accordingly. NV5 is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared to the carrying value of its reporting unit goodwill to determine the appropriate impairment charge, if any. We have elected to perform our annual goodwill impairment review on August 1 of each year. NV5 has historically conducted its annual impairment tests using the quantitative method of evaluating goodwill.

Identifiable intangible assets primarily include customer backlog, customer relationships, trade names and non-compete agreements. Amortizable intangible assets are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model.

See Note 7 for further information on goodwill and identified intangibles.

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with the Financial Accounting Standards Board (“FASB”) ASC 260, Earnings per Share, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. The weighted average number of shares outstanding in calculating basic earnings per share for the three and six months ended June 30, 2014 and 2013 exclude 603,499 and 429,622 non-vested restricted shares, respectively, issued since 2010. These non-vested restricted shares are not included in basic earnings per share until the vesting requirement is met. The weighted average number of shares outstanding in calculating diluted earnings per share for the three and six months ended June 30, 2014 and 2013 includes, if outstanding, non-vested restricted shares and units, issuable shares related to acquisitions, and the warrants associated with the Company’s initial public offering. In calculating diluted earnings per share for the three and six months ended June 30, 2014 and 2013, there were no potentially dilutive securities that were not considered, except for the warrants associated with the Company's initial public offering for the three and six months ended June 30, 2013, as the effect was anti-dilutive.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table represents a reconciliation of the comprehensive income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Numerator:
Comprehensive income – basic and diluted	$1,054	$737	$1,762	$1,293

Denominator:
Basic weighted average shares outstanding	5,104,304	3,778,062	5,065,134	2,986,332
Effect of dilutive non-vested restricted shares and units	321,844	243,780	309,581	239,999
Effect of issuable shares related to acquisitions	32,846	8,160	37,844	4,080
Effect of warrants	153,350	-	90,137	-

Diluted weighted average shares outstanding	5,612,344	4,030,002	5,502,696	3,230,411

Note 3 – Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU and the Company has not yet determined which method it will apply. The Company is currently evaluating the impact of adopting ASU 2014-09 on the Company's consolidated net income, financial position or cash flows.

Note 4 – Business Acquisitions

On January 31, 2014, the Company acquired certain assets of Air Quality Consulting, Inc. (“AQC”) located in Tampa, Florida, which specializes in occupational health, safety and environmental consulting. The purchase price of up to $815 consisted of $250 in cash, a $300 non-interest bearing promissory note and $150 of the Company’s common stock (18,739 shares) as of the closing date. The purchase price also included a non-interest bearing earn-out of $115 payable in cash, subject to the achievement of a certain agreed upon metric for calendar year 2014, and is payable on April 1, 2015. The earn-out payment was recorded at estimated fair value based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. As of June 30, 2014, the estimated fair value of this contingent consideration is approximately $69. The purchase price included a $300 uncollateralized non-interest bearing promissory note, with an imputed interest rate of 3.75%. The note is payable in two equal payments of $150 due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition (see Note 9). The carrying value of this note was approximately $288 as of June 30, 2014.

On March 21, 2014, the Company acquired AK Environmental, LLC (“AK”), a natural gas pipeline inspection, construction management and environmental consulting firm, primarily servicing the Northeast, Mid-Atlantic and Southeast United States. The purchase price of $7,000 included $3,500 in cash, a $3,000 promissory note (bearing interest at 3.0%), payable in three installments of $1,000 due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition (see Note 9), and $500 of the Company’s common stock (64,137 shares) as of the closing date of the acquisition.

On June 30, 2014, the Company acquired certain assets of Owner's Representative Services, Inc. (“ORSI”), a program management firm specializing in healthcare facilities development and construction projects. The purchase price of up to $1,300 consisted of $400 in cash, a $450 non-interest bearing promissory note, and $150 of the Company’s common stock (14,918 shares) as of the closing date, which were issued in July 2014. The purchase price also included a non-interest bearing earn-out of $300 payable in cash and the Company’s common stock, subject to the achievement of a certain agreed upon metric for calendar year 2014, and is payable on March 31, 2015. The earn-out payment was preliminarily recorded at its estimated fair value based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. As of June 30, 2014, the preliminary estimated fair value of this contingent consideration is approximately $231. The purchase price also included a $450 uncollateralized non-interest bearing promissory note, with an imputed interest rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition (see Note 9). The carrying value of this note was approximately $426 as of June 30, 2014.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for the 2014 acquisitions, the Company engaged a third-party independent valuation specialist. The independent valuation specialist completed the independent valuations for acquisitions completed as of June 30, 2014, including the AK and AQC acquisitions, which were preliminary as of March 31, 2014. During the three months ended June 30, 2014, the Company made some, but not material adjustments to the preliminary purchase price allocations for the AQC and AK acquisitions closed as of March 31, 2014. The third-party independent valuation specialist has completed a preliminary purchase price allocation for the ORSI acquisition based on historical inputs and data as of June 30, 2014. The Company expects the purchase price allocations for the ORSI acquisition to be completed by the end of the third quarter of 2014.

On April 30, 2013, the Company acquired certain assets and assumed certain liabilities of Consilium Partners, a 20-person owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners. Consilium Partners possesses specialized expertise in managing technically demanding projects, while having an affinity for leading teams and cultivating teamwork with the people who ultimately determine a project’s success. The purchase price was $1,083, consisting of cash, notes (see Note 9) and the Company’s common stock plus an earn-out of up to $1,000 in cash and/or common stock in the Company’s sole discretion. Payment of the maximum $1,000 earn-out was subject to the achievement of a certain agreed upon metric for calendar year 2013, and payable in three annual installments beginning in January 31, 2014 in cash and/or common stock. The maximum earn-out payment of $1,000 is non-interest bearing. Therefore, the Company has discounted the $1,000 payment obligation for imputed interest. During 2013, the agreed upon metric was met and the earn-out was achieved. On January 31, 2014, the Company paid the first annual installment of $333, of which $233 was paid in cash and the remaining $100 was paid by issuing 12,987 shares of the Company’s common stock. As of June 30, 2014 and December 31, 2013, the Company had contingent consideration obligations of $647 and $971, respectively.

The Company reviews and re-assesses the estimated fair value of its contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. During the three and six months ended June 30, 2014, the Company recorded a change in fair value of $18 and $24, respectively, related to contingent consideration obligations due to the increased probability of achieving the earn-out metric defined at the time of acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition dates for acquisitions closed during 2014:

Accounts receivable	$2,292
Property and equipment	107
Prepaid expenses	41
Other assets	7
Intangible assets:
Customer relationships	2,290
Trade name	341
Customer backlog	284
Non-compete	431
Total Assets	5,793
Liabilities	(576)
Net assets acquired	5,217
Consideration paid (Cash, Notes and stock)	8,580
Contingent earn-out liability (Cash and stock)	286
Total Consideration	8,866
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$3,649

For income tax purposes, goodwill from these acquisitions is deductible over a fifteen-year period.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The consolidated financial statements of the Company for the three and six months ended June 30, 2014 include the results of operations from the businesses acquired during 2014 from their respective dates of acquisition to June 30, 2014. For the three and six months ended June 30, 2014, the results include gross revenues and pre-tax income of approximately $8.52 million and $471 and $9.22 million and $524, respectively. Included in general and administrative expense for the three and six months ended June 30, 2014 is $197 and $230, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and six months ended June 30, 2014 and 2013 as if the AK acquisition had occurred as of January 1, 2013. The pro forma information provided below is compiled from the financial statements of the combined companies and includes pro forma adjustments for amortization expense, reduction in certain agreed on expenses, interest expense and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the AK operations actually been acquired on January 1, 2013; or (ii) future results of operations:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Gross revenues	$29,229	$24,239	$52,295	$44,413
Comprehensive income	$1,041	$920	$1,660	$1,415
Basic earnings per share	$0.20	$0.24	$0.32	$0.46
Diluted earnings per share	$0.19	$0.23	$0.30	$0.43

The Company determined that neither the AQC nor the ORSI acquisition constitute significant business combination. Therefore, historical financial statements and related pro forma financial statements are not required to be disclosed.

Note 5 – Accounts Receivable, net

Accounts receivable, net, consists of the following:

	June 30,	December 31,
	2014	2013

Billed	$15,238	$12,301
Unbilled	10,442	5,118
Contract retentions	643	623

	26,323	18,042
Less: allowance for doubtful accounts	(1,219)	(1,320)
Accounts receivable, net	$25,104	$16,722

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

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 6 – Property and Equipment, net

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2014	2013

Office furniture and equipment	$247	$224
Computer equipment	1,480	1,013
Survey and field equipment	1,106	1,067
Leasehold improvements	1,059	1,032
	3,892	3,336
Accumulated depreciation	(2,182)	(2,026)
Property and equipment – net	$1,710	$1,310

Depreciation expense was $151 and $136 for the three months ended June 30, 2014 and 2013, respectively, and $279 and $265 for the six months ended June 30, 2014 and 2013, respectively

Note 7 – Goodwill and Intangible Assets

Goodwill

On August 1, 2013, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2013. There were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2013 through June 30, 2014.

The table set forth below shows the change in goodwill during the six months ended June 30, 2014:

June 30,
2014
Balance as of the beginning of the year	$7,106
Acquisitions	3,649
Balance as of the end of the period	$10,755

Intangible Assets

Intangible assets, net, as of June 30, 2014 and December 31, 2013 consist of the following:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$6,565	$(2,024)	$4,541	$4,275	$(1,653)	$2,622
Trade name	1,199	(922)	277	858	(813)	45
Customer backlog	1,169	(813)	356	885	(720)	165
Non-compete	638	(104)	534	207	(46)	161
Total	$9,571	$(3,863)	$5,708	$6,225	$(3,232)	$2,993

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

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Amortization expense was $372 and $236 for the three months ended June 30, 2014 and 2013, respectively, and $631 and $458, for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, the future estimated aggregate amortization related to intangible assets is as follows:

Period ending June 30,

2015	$1,504
2016	1,077
2017	736
2018	570
2019	439
Thereafter	1,382
Total	$5,708

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2014	2013
Stock payable for acquisitions	$227	$192
Deferred rent	589	486
Payroll and related taxes	1,474	864
Professional liability reserve	168	248
Benefits	706	916
Accrued vacation	1,298	1,088
Other	757	395
Total	$5,219	$4,189

Note 9 – Notes Payable

Notes payable consists of the following:

	June 30,	December 31,
	2014	2013

Term Loan	$818	$1,144
Note Payable	1,469	1,707
Uncollateralized promisory notes	5,023	1,376
Total Debt	7,310	4,227
Less current maturities	(3,354)	(1,725)
Long-term debt, net of current maturities	$3,956	$2,502

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Credit Facility

On January 31, 2014, the Company entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which provides for a two-year, $8,000 revolving credit facility with a maturity date of January 31, 2016 (the “Credit Facility”). The interest rate is prime rate plus 0.50%, with a minimum of 3.75%, which was the interest rate at June 30, 2014. The Credit Facility contains a cross default and cross collateralization provision with the Term Loan described below. The Credit Facility contains certain financial covenants, including an annual maximum debt to tangible net worth ratio of 4.0:1.0 as of December 31, 2013 and 8.5:1.0 for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contains an annual minimum debt service coverage ratio equal to 1.5:1.0 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. The Credit Facility is guaranteed by (i) NV5, (ii) Nolte, and (iii) Mr. Dickerson Wright. The Credit Facility is secured by a first priority lien on substantially all of the assets of the Company, NV5, and Nolte. In connection with entering into the Credit Facility, on January 31, 2014, the Company terminated two credit facilities totaling $4,000. In conjunction with closing the Credit Facility, the Company paid approximately $27 in debt issuance costs, which are included in Prepaid Expenses on the consolidated balance sheet and are being amortized into interest expense over the two-year term of the Credit Facility.

Term Loan

The Company has a note payable to Western Alliance with a maturity date of February 1, 2015 (the “Term Loan”). The interest rate on the Term Loan is prime with a minimum of 4.50%. As of June 30, 2014 and December 31, 2013, the actual interest rate was 4.50% and 5.0%, respectively. The Term Loan is payable in monthly principal installments of $46 with a lump sum of the remaining principal balance outstanding due at maturity. The Term Loan is collateralized by substantially all of the Company’s assets and is guaranteed by certain of the Company’s stockholders, NV5 Holdings, Inc., and Nolte, which guarantee in the case of Mr. Wright, remains in effect for the term of the Term Loan regardless of Mr. Wright’s continuing employment. As of June 30, 2014 and December 31, 2013, the outstanding balance on the Term Loan was approximately $800 and $1,100, respectively.

Note Payable

The note held by the seller of the Nolte business (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of June 30, 2014 and December 31, 2013, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, the Company pays quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured and is subordinated to the Term Loan, although the Company is permitted to make periodic principal and interest payments. As of June 30, 2014 and December 31, 2013, the outstanding balance on the Nolte Note was approximately $1,500 and $1,700, respectively.

Uncollateralized Promissory Notes

On June 30, 2014, the Company acquired certain assets of ORSI. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $450 (the “ORSI Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition. The carrying value of the ORSI Note was approximately $426 as of June 30, 2014.

On March 21, 2014, the Company acquired AK. The purchase price included a $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $3,000 as of June 30, 2014.

On January 31, 2014, the Company acquired certain assets of AQC. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $300 (the “AQC Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $150 each, due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition. As of June 30, 2014, the carrying value of the AQC Note was approximately $288.

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn Environmental, Inc. The purchase price consisted of an uncollateralized promissory note in the aggregate principal amount of approximately $92, bearing interest at 4.0%, payable in two equal payments of approximately $46 each due on the first and second anniversaries of August 12, 2013, the effective date of the acquisition. The outstanding balance of this note was $92 as of June 30, 2014 and December 31, 2013.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On July 8, 2013, the Company acquired certain assets and assumed certain liabilities of the Tampa, Florida division of Pitman-Hartenstein & Associates. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $168, bearing interest at 4.0%, payable in two equal payments of $84 each due on December 31, 2013 and December 31, 2014. The outstanding balance of this note was $84 as of June 30, 2014 and December 31, 2013.

On April 30, 2013, the Company acquired certain assets and assumed certain liabilities of Consilium Partners. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200,bearing interest at 4.0%, payable in three equal payments of approximately $67 each, and due on the first, second and third anniversaries of April 30, 2013, the effective date of the acquisition,. The outstanding balance of this note was $133 and $200, respectively, as of June 30, 2014 and December 31, 2013.

On July 27, 2012, the Company acquired certain assets and assumed certain liabilities of Kaderabek Company (“Kaco”). The purchase price included a note in the aggregate principal amount of $2,000 (the “Kaco Note”), bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter, which is payable as follows: $500 due by (and paid on) December 28, 2012 and three equal payments of $500 each due on the first, second and third anniversaries of July 27, 2012, the effective date of the acquisition. As of June 30, 2014 and December 31, 2013, the actual interest rate was 2.55% and 2.58%, respectively. The outstanding balance of the Kaco Note was $1,000 as of June 30, 2014 and December 31, 2013.

Future contractual maturities of long-term debt as of June 30, 2014 are as follows:

Period ending June 30,

2015	3,354
2016	2,440
2017	1,476
2018	40
Total	$7,310

Note 10 – Stock Repurchase Obligation

The stock repurchase obligation at June 30, 2014 and December 31, 2013 represents notes payable for the repurchase of common stock of certain former noncontrolling interests in Nolte. These notes are unsecured and subordinated to bank debt and the maintenance of related debt covenants, and bear interest from 3.25% to 4.25%. The rates adjust annually based on the prime rate. The notes require quarterly interest and principal payments through their maturity dates, which range between 2014 and 2019. The outstanding balance of the stock repurchase obligation was $1,334 and $1,622 as of June 30, 2014 and December 31, 2013, respectively.

Future maturities of these notes as of June 30, 2014 are as follows:

Period ending June 30,

2015	$576
2016	227
2017	133
2018	133
2019	133
Thereafter	132
Total	$1,334

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

Note 12 – Stock-Based Compensation

In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of June 30, 2014, 542,317 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors.

In the three and six months ended June 30, 2014, the Company granted from the 2011 Equity Plan 21,748 and 104,800 restricted shares and units of common stock, respectively, to management, employees, and non-employee directors with an aggregate deferred compensation amount of approximately $216 and $953, respectively. The fair value of these shares is based on the quoted market values of the Company’s common stock as of the grant dates, which is a weighted-average of $9.93 and $9.09, respectively, per share. The restricted shares of common stock granted generally provide for service-based vesting after three years following the grant date.

Share-based compensation expense relating to restricted stock awards during the three months ended June 30, 2014 and 2013 was $216 and $55, respectively, and for the six months ended June 30, 2014 and 2013 was $347 and $116, respectively. As of June 30, 2014, 8,508 shares have vested since the 2011 Equity Plan inception. Approximately $1,620 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.6 years, is unrecognized at June 30, 2014.

Note 13 – Income Taxes

As of June 30, 2014, the Company had net current and net non-current deferred income tax assets of $1,004 and $724, respectively. As of December 31, 2013, the Company had current and net non-current deferred income tax assets of $1,004 and $724, respectively. No valuation allowance against the Company’s net deferred income tax assets is needed as of June 30, 2014 or December 31, 2013. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes.

The Company’s consolidated effective income tax rate was 36.6% for the three and six months ended June 30, 2014. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39.0% is principally due to the federal domestic production activities deduction. The effective income tax rate for the three and six months ended June 30, 2013 was 30.7% and 28.2%, respectively, which also includes the discrete income tax benefit of 3.9% for the six months ended June 30, 2013, related to the retroactive legislative reinstatement on January 2, 2013 of the federal research and development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law.

In 2011, the California Franchise Tax Board (“CFTB”) initiated an examination of Nolte’s state of California tax filings and raised various questions about approximately $700 of research and development tax credits generated and included on Nolte’s tax returns for the years 2005 to 2010. The Company responded to these inquiries, but in the fourth quarter of 2012, the CFTB denied these credits in full. In early 2013, the CFTB assigned a new examiner. The CFTB examiner requested and received additional documentation supporting the Company’s qualified research activities. In addition, the CFTB examiner conducted a field visit in order to understand the Company’s design activities associated with these qualified research activities.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Nolte believes it has appropriate qualified research activities, qualified research expenses and documentation to support the credits and believes this position meets the recognition criteria under ASC 740-10. Accordingly, the Company has not recorded a liability for uncertain tax benefits related to these state or federal research and development credits, however, an adverse outcome in the case could have an adverse impact on the Company’s financial position, results of operations and cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of NV5 Holdings, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our” or “NV5”) should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K (File No. 001-35849). This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.

Overview

We are a provider of professional and technical engineering and consulting solutions to public and private sector clients. We focus on the infrastructure, energy, construction, real estate, and environmental markets. We primarily focus on five business verticals - Construction quality assurance, infrastructure, energy, program management, and environmental solutions. Our primary clients include U.S. federal, state, municipal, and local governments; military and defense clients; and public agencies. We also serve quasi-public and private sector clients from the education, healthcare, energy, and utilities fields, including schools, universities, hospitals, health care providers, insurance providers, large utility service providers, and large and small energy producers.

We conduct our operations through three primary operating subsidiaries: (i) Nolte Associates, Inc., which began operations in 1949, was incorporated as a California corporation in 1957 and acquired by us in 2010, (ii) NV5 Global Inc. (formerly known an NV5, Inc.) (“NV5 Global”), which was incorporated as a Delaware corporation in 2009, and (iii) AK Environmental, LLC, which was originally incorporated as a New Jersey limited liability company in 2002 and reincorporated in North Carolina in 2013, was acquired by us in 2014. In March 2010, NV5 Global acquired the construction quality assurance operations of Bureau Veritas North America, Inc. In August 2010, NV5 Global acquired a majority of the outstanding shares of Nolte and succeeded to substantially all of Nolte’s business. In October 2011, NV5 Global and Nolte completed a reorganization transaction in which NV5 Holdings, Inc. was incorporated as a Delaware corporation, acquired all of the outstanding shares of NV5 Global and Nolte, and, as a result, became the holding company under which the Company conducts operations.

Recent Acquisitions

The aggregate value of all consideration for our acquisitions consummated during the three and six months ended June 30, 2014 was approximately $1.3 million and $9.1 million, respectively.

On June 30, 2014, we acquired certain assets of Owner's Representative Services, Inc. (“ORSI”), a program management firm specializing in healthcare facilities development and construction projects. The purchase price of up to $1.3 million consisted of $400,000 in cash, a $450,000 non-interest bearing promissory note, and $150,000 of our common stock (14,918 shares) as of the closing date, which shares were issued in July 2014. The purchase price also included a non-interest bearing earn-out of $300,000 payable in cash and our common stock, subject to the achievement of a certain agreed upon metric for calendar year 2014, and is payable on March 31, 2015. The earn-out payment was preliminarily recorded at estimated fair value based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. As of June 30, 2014, the preliminary estimated fair value of this contingent consideration was approximately $231,000. The purchase price also included a $450,000 uncollateralized non-interest bearing promissory note, with an imputed interest rate of 3.75%. This note is payable in two equal payments of $225,000 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition. The carrying value of this note was approximately $426,000 as of June 30, 2014.

On March 21, 2014, we acquired AK Environmental, LLC (“AK”), a natural gas pipeline inspection, construction management and environmental consulting firm, primarily servicing the Northeast, Mid-Atlantic and Southeast United States. The purchase price of $7.0 million consisted of $3.5 million in cash, a $3.0 million promissory note, bearing interest at 3.0%, that is payable in three equal payments of $1.0 million each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition, and $500,000 of our common stock (64,137 shares) as of the closing date of the acquisition.

On January 31, 2014, we acquired certain assets of Air Quality Consulting, Inc. (“AQC”) located in Tampa, Florida, which specializes in occupational health, safety and environmental consulting. The purchase price of up to $815,000 consisted of $250,000 in cash, a $300,000 non-interest bearing promissory note, and $150,000 of our common stock (18,739 shares) as of the closing date. The purchase price includes an earn-out of $115,000 payable in cash. Payment of the earn-out is based on the achievement of a certain agreed upon metric for calendar year 2014, and, if achieved, is payable on April 1, 2015. The earn-out payment of $115,000 is non-interest bearing and is preliminarily recorded at fair value based on a probability-weighted approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date. Therefore, we have discounted the $115,000 payment obligation for imputed interest and the probability of achieving this earn-out. As of June 30, 2014, the fair value of this contingent consideration was approximately $69,000. Furthermore, the purchase price consisted of a non-interest bearing uncollateralized promissory note in the aggregate principal amount of $300,000 for which we have imputed interest at a rate of 3.75%. This note is payable in two equal payments of $150,000 each due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition. The carrying value of this note was approximately $288,000 as of June 30, 2014.

Key Trends, Developments and Challenges

Initial public offering.

On March 26, 2013, the Company priced its initial public offering of 1,400,000 units. Each unit was sold at an offering price of $6.00 per unit and consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share. The units began trading on NASDAQ on March 27, 2013 and traded solely as units through September 26, 2013. The units sold in our initial public offering were registered under the Securities Act of 1933, as amended (the “Securities Act”), on a registration statement on Form S-1 (No. 333-186229), which was declared effective by the Securities and Exchange Commission (the “SEC”) on March 26, 2013. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units, solely to cover over-allotments. The closing of the offering occurred, and was recorded, on April 2, 2013, upon which we received net proceeds of approximately $8.1 million after deducting fees associated with the initial public offering and issued 1,610,000 units. In addition, upon closing, the underwriter received a warrant to acquire up to 140,000 units at an exercise price of $7.20 per unit. The underwriter can begin to exercise these warrants on March 26, 2014 and such exercise period expires on March 26, 2016. Each of these units consist of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share. As of June 30, 2014, the underwriter’s warrant has not been exercised, in part or in whole.

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

On September 27, 2013 and continuing until October 11, 2013 (the “Temporary Reduction Expiration Time”), we temporarily reduced the exercise price of all of our outstanding public warrants from $7.80 per share to $6.00 per share. All such warrants properly exercised in accordance with their respective terms prior to the Temporary Reduction Expiration Time were accepted by the Company at the reduced $6.00 per share exercise price, and one share of the Company’s registered common stock per warrant was issued to the exercising warrant holder. After the Temporary Reduction Expiration Time, the exercise price of the public warrants automatically reverted to the warrant exercise price of $7.80 per share included in the original terms of the public warrants and the reduced exercise price was no longer in effect. Except for the reduced $6.00 per share exercise price of the warrants during the Temporary Reduction Expiration Time, the terms of the public warrants remain unchanged. During the Temporary Reduction Expiration Time, 1,196,471 public warrants, or approximately 74% of the outstanding public warrants were exercised at the reduced exercise price of $6.00 per share. The temporary reduction in the warrant exercise price generated net cash proceeds to the Company of approximately $6.6 million after fees associated with the temporary reduction in the warrant exercise price and offering expenses. During the period from January 1, 2014 through June 30, 2014, 500 public warrants were exercised at the warrant exercise price of $7.80 per share.

Tax credit dispute.

In 2011, the California Franchise Tax Board (“CFTB”) initiated an examination of Nolte’s state of California tax filings and raised various questions about approximately $0.7 million of research and development tax credits generated and included on Nolte’s tax returns for the years 2005 to 2010. We responded to these inquiries, but in the fourth quarter of 2012, the CFTB denied these credits in full. In early 2013, the CFTB assigned a new examiner. The CFTB examiner requested and received additional documentation supporting our qualified research activities. In addition, the CFTB examiner conducted a field visit in order to understand our design activities associated with these qualified research activities.

Nolte believes it has appropriate qualified research activities, qualified research expenses and documentation to support the credits and believes this position meets the recognition criteria under ASC 740-10. Accordingly, we have not recorded a liability for uncertain tax benefits related to these state or federal research and development credits, however, an adverse outcome could have an adverse impact on our financial position, results of operations and cash flows.

Backlog.

As of June 30, 2014, we had approximately $76.1million of gross revenue backlog expected to be recognized over the next 12 months compared to gross revenue backlog of approximately $60.2 million as of December 31, 2013. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

For the six months ended June 30, 2014 and 2013, cost-reimbursable contracts represented approximately 88% and 90%, respectively, of our total revenues.

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

For the six months ended June 30, 2014 and 2013, fixed-price contracts represented approximately 12% and 10%, respectively, of our total revenues.

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

Factors Affecting Comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Acquisitions

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners, a 20-person owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners. As a result of this acquisition in 2013, we commenced recognizing the acquired company’s results of operations during the second quarter of 2013, primarily affecting the comparability of the three and six months ended June 30, 2014, compared to the same periods in 2013.

On July 8, 2013, we acquired certain assets and assumed certain liabilities of the Tampa, Florida division of Pitman-Hartenstein & Associates (the “PH&A”), which specializes in transportation infrastructure engineering. As a result of this acquisition in 2013, we commenced recognizing the acquired company’s results of operations during the third quarter of 2013, primarily affecting the comparability of the three and six months ended June 30, 2014, compared to the same periods in 2013.

On January 31, 2014 and March 21, 2014, we acquired certain assets and assumed certain liabilities of AQC and AK, respectively. As a result of these acquisitions, we commenced recognizing the acquired companies’ results of operations during the first quarter of 2014, primarily affecting the comparability of the three and six months ended June 30, 2014 compared to the same periods in 2013.

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

Stock-Based Compensation

In October 2011, our stockholders approved the Company’s 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire an ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of June 30, 2014, 542,317 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors.

In the three and six months ended June 30, 2014, we granted from the 2011 Equity Plan 21,748 and 104,800 restricted shares and units of our common stock, respectively, to management, employees, and non-employee directors with an aggregate deferred compensation amount of approximately $216,000 and $953,000 at a weighted-average fair value of $9.93 and $9.09, respectively, per share. The restricted shares of our common stock granted provide for service-based vesting after three years following the grant date.

Share-based compensation expense relating to restricted stock awards during the three and six months ended June 30, 2014 and 2013 was $216,000 and $55,000, respectively, and $347,000 and $116,000, respectively. As of June 30, 2014, 8,508 shares have vested since the 2011 Equity Plan inception. Approximately $1.62 million of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.6 years, was unrecognized at June 30, 2014.

Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”)

We qualify as an emerging growth company within the meaning of the rules under the Securities Act, and will utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, we are not required to provide an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. The JOBS Act also permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by issuers. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements. Our estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in our consolidated financial statements relate to the revenue recognition on the percentage-of-completion method, reserves for professional liability claims, allowances for doubtful accounts, valuation of our intangible assets, contingent consideration and income taxes. During the three and six months ended June 30, 2014, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table represents our condensed results of operations for the periods indicated (in thousands of dollars and as a percentage of gross revenues):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013

Gross revenues	$29,229	100.0%	$17,149	100.0%	$48,222	100.0%	$32,729	100.0%

Direct costs	17,285	59.1%	8,578	50.0%	26,923	55.8%	15,817	48.3%

Gross profit	11,944	40.9%	8,571	50.0%	21,299	44.2%	16,912	51.7%

Operating expenses	10,203	34.9%	7,464	43.5%	18,390	38.1%	14,976	45.8%

Income from operations	1,741	6.0%	1,107	6.5%	2,909	6.0%	1,936	5.9%

Other expense (net)	(77)	-0.3%	(43)	-0.3%	(129)	-0.3%	(136)	-0.4%

Income tax expense	(610)	-2.1%	(327)	-1.9%	(1,018)	-2.1%	(507)	-1.5%

Net income	1,054	3.6%	737	4.3%	1,762	3.7%	1,293	4.0%

Three and six months Ended June 30, 2014 compared to the Three and six months Ended June 30, 2013

Gross revenues.

Our revenues increased approximately $12.1 million and $15.5 million, or approximately 70.4% and 47.3%, respectively, for the three and six months ended June 30, 2014, compared to the same periods in 2013. The increase in revenues is due primarily to organic growth from our existing platform as well as the contribution from various acquisitions completed in 2013 and during the six months of 2014. Excluding revenues from acquisitions closed during 2014, our revenues increased approximately $3.6 million and $6.3 million, or approximately 20.7% and 19.2%, respectively, for the three and six months ended June 30, 2014, compared to the same periods in 2013. We are currently unaware of delays in current projects and therefore are not anticipating such to influence future revenues. Such revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Direct costs.

Our direct costs increased approximately $8.7 million and $11.1 million, or approximately 101.5% and 70.2%, respectively, for the three and six months ended June 30, 2014, compared to the same periods in 2013. The increase in direct costs compared to the same periods in 2013 is primarily due to an increase in our utilization of billable employees in 2014 and direct costs incurred during the first quarter and second quarter of 2014 from operations of business acquired after June 30, 2013. Direct costs of contracts include direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both gross revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

As a percentage of gross revenues, direct costs of contracts were 59.1% and 55.8% for the three and six months ended June 30, 2014, respectively, as compared to 50.0% and 48.3% for the three and six months ended June 30, 2013, respectively. The decrease in gross profit percentage for the three and six months ended June 30, 2014 was primarily due to the gross profit margin generated by the recently acquired AK. AK is a technical staffing business in the energy industry, which is generally a high volume and lower margin business. However, the administrative overhead costs (i.e., indirect labor, facilities costs, etc.) for this type of operation are typically lower than our other service lines. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors, including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. As revenues from sub-consultant costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and income from operations.

Operating expenses.

Our operating expenses increased approximately $2.7 million and $3.4 million, or 36.7% and 22.8%, respectively, for the three and six months ended June 30, 2014, compared to the same periods in 2013. The increase in operating expenses was due to integration costs from businesses acquired subsequent to June 30, 2013. Operating expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and all employee benefits and the portion of salaries and wages not allocated to direct costs of revenues. Operating expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees, and administrative operating costs. We expense operating costs when incurred. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs. Therefore, when our professional services revenues increase or decrease, it is not unusual to see a corresponding change in operating expenses.

As a percentage of revenues, operating expenses were 34.9% and 38.1%, respectively, for the three and six months ended June 30, 2014, as compared to 43.5% and 45.8%, respectively, for the three and six months ended June 30, 2013. This decrease was the result of the increase in utilization of our professional staff compared to the same period last year, internal focus on performance optimization and the scalability of operations.

Other expenses, net.

Our other expenses, net, increased by approximately $30,000 and decreased by approximately $7,000, respectively, for the three and six months ended June 30, 2014, compared to the same periods in 2013. Other expenses consist of of interest expense on our outstanding debt. The change in other expenses is due to the change in the average principal amount of outstanding debt during the six months ended June 30, 2014, compared to the same periods in 2013.

Income taxes.

Our consolidated effective income tax rate was 36.6% for the three and six months ended June 30, 2014. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39.0% is principally due to the federal domestic production activities deduction. The effective rate during the three and six months ended June 30, 2014 does not include the impact of research and development credits as these credits expired effective January 1, 2014. Our consolidated effective income tax rate was 30.7% and 28.2%, respectively, for the three and six months ended June 30, 2013. The difference in the effective income tax rate compared to the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction and research and development credits. The effective income tax rate for the six months ended June 30, 2013 also includes the discrete tax benefit of 3.9% related to the retroactive legislative reinstatement on January 2, 2013 of the federal research and development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law.

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

Cash Flows

As of June 30, 2014, our cash and cash equivalents totaled $5.6 million and accounts receivable, net of allowance for doubtful accounts, totaled $25.1 million, compared to $13.9 million and $16.7 million, respectively, on December 31, 2013. As of June 30, 2014, our accounts payable and accrued liabilities were $5.1 million and $5.2 million, respectively, compared to $3.8 million and $4.2 million, respectively, on December 31, 2013. Also, as of June 30, 2014, we had notes payable, stock repurchase obligations, and contingent considerations of $7.3 million, $1.3 million, and $0.9 million, respectively, compared to $4.2 million, $1.6 million and $1.0 million, respectively, on December 31, 2013.

Operating activities.

For the six months ended June 30, 2014, net cash used in operating activities amounted to $2.3 million, primarily attributable to net income of $1.8 million, which included non-cash charges of $0.9 million from depreciation and amortization, and increases of $1.7 million in accounts payable and accrued liabilities partially offset by increases of $6.2 million in accounts receivable. During 2014, we made income tax payments of approximately $1.4 million.

For the six months ended June 30, 2013, net cash provided by operating activities amounted to $0.3 million, primarily attributable to net income of $1.3 million, a decrease of $2.2 million in deferred and income taxes payable and an increase of $1.0 million to accounts receivable, partially offset by non-cash charges of $0.7 million from depreciation and amortization and increases of $1.4 million in accounts payable and accrued liabilities. During 2013, we made income tax payments of approximately $2.5 million, which included payment of income taxes as a result of our acquisition of Nolte during 2010, whereby Nolte was required to switch from a cash basis taxpayer to an accrual basis taxpayer.

Investing activities.

For the six months ended June 30, 2014, net cash used in investing activities amounted to $5.0 million, primarily resulting from cash used for our acquisitions of $4.2 million, payment of contingent consideration of $0.2 million and the purchase of property and equipment of $0.6 million for our ongoing operations.

For the six months ended June 30, 2013, net cash used in investing activities amounted to $1.1 million, primarily resulting from cash used for the acquisition of Consilium Partners and purchase of property and equipment.

Financing activities.

For the six months ended June 30, 2014, net cash used by financing activities amounted to $0.9 million, primarily from scheduled principal repayments of $0.6 million towards long-term debt and $0.3 million in stock repurchase obligations.

For the six months ended June 30, 2013, net cash provided by financing activities amounted to $5.2 million, primarily attributable to gross proceeds of $9.7 million from our initial public offering which was offset by initial public offering costs paid of $1.6 million. Also contributing to the net cash provided by financing activities were borrowings of $0.5 million from the then existing Line Facilities (defined below), offset by principal repayments of $3.0 million towards long-term debt and $0.3 million in stock repurchase obligations.

Financing

On January 31, 2014, we entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which provides for a two-year, $8.0 million revolving credit facility with a maturity date of January 31, 2016 (the “Credit Facility”). The interest rate is prime rate plus 0.50%, with a minimum of 3.75%. As of June 30, 2014, the actual interest rate was 3.75%. The Credit Facility contains a cross default and cross collateralization provision with the Term Loan (as defined below). The Credit Facility contains certain financial covenants, including an annual maximum debt to tangible net worth ratio of 4.00:1.00 as of December 31, 2013 and 8.5:1 for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contains an annual minimum debt service coverage ratio equal to 1.50:1.00 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. The Credit Facility is guaranteed by (i) NV5, (ii) Nolte, and (iii) Mr. Dickerson Wright. The Credit Facility is secured by a first priority lien on substantially all of the assets of the Company, NV5, and Nolte. In connection with entering into the Credit Facility, on January 31, 2014, the Company terminated its two credit facilities totaling $4.0 million (the “Line Facilities”). As of June 30, 2014, the outstanding balance on the Credit Facility was $0.

We have a note payable to Western Alliance with a maturity date of February 1, 2015 (the “Term Loan”). The interest rate on the Term Loan is at prime with a minimum of 4.50%. As of June 30, 2014 and December 31, 2013, the actual interest rate was 4.50% and 5.0%, respectively. The Term Loan is payable in monthly principal installments of $46,000 with a lump sum of the remaining principal balance outstanding due at maturity. The Term Loan is collateralized by substantially all of our assets and is guaranteed by certain of our stockholders, NV5 Holdings, Inc., and Nolte, which guarantee in the case of Mr. Wright, remains in effect for the term of the Term Loan regardless of Mr. Wright’s continuing employment. As of June 30, 2014 and December 31, 2013, we had outstanding balances of approximately $0.8 million and $1.1 million, respectively, in connection with the Term Loan.

The note held by the seller of the Nolte business (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of June 30, 2014 and December 31, 2013, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, we pay quarterly principal installments of approximately $0.1 million plus interest. The Nolte Note is unsecured and is subordinated to our bank note, although we are permitted to make our periodic principal and interest payments. The outstanding balance of the Nolte Note was approximately $1.5 million and $1.7 million as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014 and December 31, 2013, there are stock repurchase obligations which represent notes payable for the repurchase of common stock of certain former noncontrolling interests in Nolte. These notes are unsecured and subordinated to bank debt and the maintenance of related debt covenants, and bear interest from 3.25% to 4.25%. The rates adjust annually based on the prime rate. The notes require quarterly interest and principal payments through their maturity dates, which range between 2014 and 2019. The outstanding balance of the stock repurchase obligation was $1.3 million and $1.6 million as of June 30, 2014 and December 31, 2013, respectively.

On January 31, 2014, we acquired certain assets of AQC. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $300,000 for which we have imputed interest at a rate of 3.75% (the “AQC Note”). This note is payable in two equal payments of $150,000 each, due on the first and second anniversaries of the effective date of January 31, 2014. The carrying value of the AQC Note was approximately $288,000 as of June 30, 2014.

On March 21, 2014, we acquired AK. The purchase price included a $3.0 million promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1.0 million each due on the first, second and third anniversaries of the effective date of March 21, 2014. The outstanding balance of the AK Note was approximately $3,000,000 as of June 30, 2014.

On June 30, 2014, we acquired certain assets of ORSI. The purchase price included an uncollateralized non-interest bearing promissory note in the principal amount of $450,000 (the “ORSI Note”), which has an imputed interest rate of 3.75%. The ORSI Note is payable in two equal payments of $225,000 each due on the first and second anniversaries of the effective date of June 30, 2014. The outstanding balance of the ORSI Note was $426,000 as of June 30, 2014.

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaderabek Company (“Kaco”). The purchase price included a note in the aggregate principal amount of $2.0 million (the “Kaco Note”) ,bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter, which is payable as follows: $0.5 million due by (and paid on) December 28, 2012 and three equal payments of $0.5 million each due on the first, second and third anniversaries of the effective date of July 27, 2012. As of June 30, 2014 and December 31, 2013, the actual interest rate was 2.55% and 2.58%, respectively. The outstanding balance of the Kaco Note was $1.0 million as of June 30, 2014 and December 31, 2013.

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200,000,bearing interest at 4.0%, payable in three equal payments of $66,666 each due on the first, second and third anniversaries of the effective date of April 30, 2013. The outstanding balance of this note was $133,000 and $200,000 as of June 30, 2014 and December 31, 2013, respectively.

On July 8, 2013, we acquired certain assets and assumed certain liabilities of the Tampa, Florida division of PH&A. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $168,000, bearing interest at 4.0%, payable in two equal payments of $84,000 each due on December 31, 2013 and December 31, 2014. The outstanding balance of this note was $84,000 as of June 30, 2014 and December 31, 2013.

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn Environmental, Inc. The purchase price consisted of an uncollateralized promissory note in the aggregate principal amount of approximately $92,000 (bearing interest at 4.0%), payable in two equal payments of approximately $46,000 each due on the first and second anniversaries of the effective date of August 12, 2013. The outstanding balance of this note was $92,000 as of June 30, 2014 and December 31, 2013.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014.

Effects of Inflation

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU and management has not yet determined which method it will apply. The Company is currently evaluating the impact of adopting ASU 2014-09 on the Company's consolidated net income, financial position or cash flows.

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

ITEM 1.     LEGAL PROCEEDINGS.`

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

ITEM 1A.     RISK FACTORS.

There have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the three months ended June 30, 2014, we issued the following securities that were not registered under the Securities Act:

In April 2014, we issued 10,152 shares of our common stock as partial consideration for our April 2013 acquisition of Consilium Partners. We issued these shares in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

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

Issuer Purchase of Equity Securities

None.

Use of Proceeds from our Initial Public Offering and Warrant Exercise

On March 26, 2013, our registration statement on Form S-1 (File No. 333-186229) was declared effective for our initial public offering. To the extent any net proceeds are used to repay any debt obligations, the aggregate outstanding balance of our notes payable to banks and former owners of acquired companies as of June 30, 2014 was approximately $9.7 million with interest rates ranging from 3.0% to 5.0%. Except as disclosed in the previous sentence, there have been no changes regarding the use of proceeds from our initial public offering and warrant exercise from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.ITEM 6.    EXHIBITS.

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

NV5 HOLDINGS, INC.

By: /s/ Michael P. Rama
Date: August 14, 2014	Michael P. Rama Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)