Form 10-Q
period 2014-09-30
NV5 Holdings, Inc.
filed 2014-11-13
CIK 1532961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 10, 2014, there were 5,752,310 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2014	December 31, 2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$5,715	$13,868
Accounts receivable, net of allowance for doubtful accounts of $1,155 and $1,320 as of September 30, 2014 and December 31, 2013, respectively	28,363	16,722
Prepaid expenses and other current assets	988	509
Deferred income tax assets	839	1,004
Total current assets	35,905	32,103
Property and equipment, net	1,659	1,310
Intangible assets, net	5,317	2,993
Goodwill	10,755	7,106
Cash surrender value of officers’ life insurance	522	521
Other assets	203	118
Deferred income tax assets	724	724
Total Assets	$55,085	$44,875

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,263	$3,780
Accrued liabilities	6,726	4,189
Income taxes payable	507	765
Billings in excess of costs and estimated earnings on uncompleted contracts	323	401
Client deposits	88	111
Current portion of contingent consideration	643	333
Current portion of stock repurchase obligation	474	687
Current portion of notes payable	3,058	1,725
Total current liabilities	17,082	11,991
Contingent consideration, less current portion	321	638
Stock repurchase obligation, less current portion	594	935
Notes payable, less current portion	3,291	2,502
Total liabilities	21,288	16,066

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 45,000,000 shares authorized, 5,730,332 and 5,504,236 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	57	55
Additional paid-in capital	25,218	23,717
Retained earnings	8,522	5,037
Total stockholders’ equity	33,797	28,809
Total liabilities and stockholders’ equity	$55,085	$44,875

See accompanying notes to consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Gross revenues	$31,420	$18,588	$79,642	$51,317

Direct costs (excluding depreciation and amortization):
Salaries and wages	11,458	5,315	26,970	14,747
Sub-consultant services	4,128	3,535	11,138	9,010
Other direct costs	3,116	598	7,517	1,508
Total direct costs	18,702	9,448	45,625	25,265

Gross Profit	12,718	9,140	34,017	26,052

Operating Expenses:
Salaries and wages, payroll taxes and benefits	6,349	5,024	17,672	14,772
General and administrative	2,283	1,698	6,761	4,540
Facilities and facilities related	715	847	2,394	2,510
Depreciation and amortization	532	403	1,442	1,126
Total operating expenses	9,879	7,972	28,269	22,948

Income from operations	2,839	1,168	5,748	3,104

Other expense:
Interest expense	(90)	(26)	(219)	(162)
Total other expense	(90)	(26)	(219)	(162)

Income before income tax expense	2,749	1,142	5,529	2,942
Income tax expense	(1,026)	(211)	(2,044)	(718)
Net income and comprehensive income	$1,723	$931	$3,485	$2,224

Earnings per share:
Basic	$0.34	$0.25	$0.69	$0.68
Diluted	$0.31	$0.23	$0.63	$0.63

Weighted average common shares outstanding:
Basic	5,129,161	3,795,754	5,086,711	3,259,104
Diluted	5,624,702	4,133,281	5,543,599	3,534,333

See accompanying notes to consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2014	5,504,236	$55	$23,717	$5,037	$28,809

Stock compensation	-	-	534	-	534
Restricted stock issuance, net	99,813	1	(1)	-	-
Exercise of warrants	500	-	4	-	4
Stock issuance for acquisitions	112,796	1	864	-	865
Payment of contingent consideration with common stock	12,987	-	100	-	100
Comprehensive income	-	-	-	3,485	3,485
Balance, September 30, 2014	5,730,332	$57	$25,218	$8,522	$33,797

See accompanying notes to consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash Flows From Operating Activities:
Comprehensive income	$3,485	$2,224

Adjustments to reconcile comprehensive income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,442	1,126
Provision for doubtful accounts	153	22
Stock compensation	534	237
Change in fair value of contingent consideration	40	18
Loss on disposal of leasehold improvements	61	(64)
Deferred income taxes	165	-
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(9,503)	(1,682)
Prepaid expenses and other assets	(489)	(9)
Net change in cash surrender value of officers’ life insurance	(1)	(28)
Accounts payable	1,244	1,019
Accrued liabilities	2,349	1,386
Income taxes payable	(258)	(1,885)
Billings in excess of costs and estimated earnings on uncompleted contracts	(79)	(37)
Client deposits	(22)	(20)
Net cash (used in) provided by operating activities	(879)	2,307

Cash Flows From Investing Activities:
Cash paid for acquisitions	(4,150)	(1,617)
Payments of contingent consideration	(233)	-
Purchase of property and equipment	(723)	(407)
Net cash used in investing activities	(5,106)	(2,024)

Cash Flows From Financing Activities:
Proceeds from initial public offering	-	9,660
Initial public offering costs	-	(1,580)
Borrowings on note payable	-	517
Payments on notes payable	(1,592)	(3,791)
Payments of debt issuance costs	(26)	-
Payments on stock repurchase obligation	(554)	(612)
Proceeds from exercise of warrants	4	-
Net cash (used in) provided by financing activities	(2,168)	4,194

Net (decrease) increase in Cash and Cash Equivalents	(8,153)	4,477
Cash and cash equivalents – beginning of period	13,868	2,294
Cash and cash equivalents – end of period	$5,715	$6,771

See accompanying notes to consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Supplemental disclosures of cash flow information:
Cash paid for interest	$161	$192
Cash paid for income taxes	$1,867	$2,416

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$286	$949
Notes and stock payable for acquisitions	$3,710	$697
Stock issuance for acquisitions	$865	$-
Payment of contingent consideration with common stock	$100	$-
Landlord-funded leasehold improvements	$137	$-
Reclassification of previously capitalized initial public offering costs from other assets to additional paid in capital upon completion of initial public offering (including costs incurred prior to 2013)	$-	$426

See accompanying notes to consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

 Note 1 - Organization and Nature of Business Operations

Business

NV5 Holdings, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Holdings”) is a provider of professional and technical engineering and consulting solutions in the infrastructure, energy, construction, real estate and environmental markets, operating through a network of 28 locations in California, Colorado, Florida, Pennsylvania, New Jersey, Ohio and Utah. The Company’s clients include the U.S. federal, state and local governments, and the private sector. NV5 Holdings conducts its operations through three primary operating subsidiaries: (i) NV5, Inc. (formerly known as Nolte Associates, Inc.) (“NV5”), which began operations in 1949, was incorporated as a California corporation in 1957 and was acquired by NV5 Global, Inc. in 2010, (ii) NV5 Global, Inc. (formerly known as NV5, Inc.) (“NV5 Global”), which was incorporated as a Delaware corporation in 2009, and (iii) AK Environmental, LLC (“AK”), which was originally incorporated as a New Jersey limited liability company in 2002 and reincorporated in North Carolina in 2013, and was acquired by the Company in 2014. In August 2010, NV5 Global acquired a majority of the outstanding shares of NV5 and succeeded to substantially all of NV5’s business. In October 2011, NV5 Global and NV5 completed a reorganization transaction in which NV5 Holdings, Inc. was incorporated as a Delaware corporation, acquired all of the outstanding shares of NV5 Global and NV5, and, as a result, became the holding company under which the Company conducts operations. NV5 Holdings provides a wide range of services, including, but not limited to, planning, design, consulting, permitting, inspection and field supervision, management oversight, forensic engineering, litigation support, condition assessment and compliance certification.

Significant Transactions

On January 31, 2014, the Company acquired certain assets of Air Quality Consulting, Inc. (“AQC”) located in Tampa, Florida, which specializes in occupational health, safety and environmental consulting, for a purchase price of up to $815, consisting of cash, notes and common stock (see Note 4).

On March 21, 2014, the Company acquired all of the outstanding equity interests of AK, a natural gas pipeline inspection, construction management and environmental consulting firm, primarily servicing the Northeast, Mid-Atlantic and Southeast United States. The purchase price was $7,000, consisting of cash, notes and common stock (see Note 4).

On June 30, 2014, the Company acquired certain assets of Owner's Representative Services, Inc. (“ORSI”), a program management firm specializing in healthcare facilities development and construction projects, for a purchase price of up to $1,300, consisting of cash, notes and common stock (see Note 4).

These acquisitions expanded the Company’s environmental, energy and project management services and allow NV5 Holdings to offer these services on a broader scale within its existing network. In addition, the acquisitions strengthen NV5 Holdings’ geographic diversification and allow the Company to continue expanding its national footprint.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying consolidated balance sheet as of December 31, 2013 has been derived from those financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for any future interim period or for the full 2014 fiscal year.

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

Concentration of Credit Risk

Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 45% and 66% of the Company’s gross revenues for the nine months ended September 30, 2014 and 2013, respectively, are from California-based projects and approximately 11% and 18% of revenues for the nine months ended September 30, 2014 and 2013, respectively, are from one client. Furthermore, approximately 35% and 40% of the Company’s accounts receivable as of September 30, 2014 and December 31, 2013 are from government and government-related contracts. As management continually evaluates the creditworthiness of these and future clients, the risk of credit default is considered limited.

Fair Value of Financial Instruments

The Company considers cash and cash equivalents, accounts receivable, cash surrender value of officers’ life insurance, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. As of September 30, 2014 and December 31, 2013, the carrying amount of each financial instrument, with the exception of debt and contingent consideration liabilities recognized in connection with business combinations, approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

The Company applies the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. The allocation of the purchase prices to identifiable intangible assets (customer relationships, customer backlog, trade name and non-compete) are based on valuations performed to determine the fair values of such assets as of the acquisition dates. The Company engaged a third-party independent valuation specialist to determine the fair values of tangible and intangible assets acquired and liabilities assumed for the 2014 acquisitions. The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates.  The Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability on the consolidated balance sheet.

Several factors are considered when determining contingent earn-out liabilities as part of the purchase price, including whether (i) the valuation of the acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (ii) the former owners of the acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of other key employees.  The contingent earn-out payments are not affected by employment termination.

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

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques, and weights the results accordingly. NV5 Holdings is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared to the carrying value of its reporting unit goodwill to determine the appropriate impairment charge, if any. The Company has elected to perform its annual goodwill impairment review on August 1 of each year. NV5 Holdings has historically conducted its annual impairment tests using the quantitative method of evaluating goodwill.

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

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with the FASB ASC 260, Earnings per Share, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. The weighted average number of shares outstanding in calculating basic earnings per share for the three and nine months ended September 30, 2014 and 2013 exclude 605,357 and 484,089 non-vested restricted shares, respectively, issued since 2010. These non-vested restricted shares are not included in basic earnings per share until the vesting requirement is met. The weighted average number of shares outstanding in calculating diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 includes, if outstanding, non-vested restricted shares and units, issuable shares related to acquisitions, and the warrants associated with the Company’s initial public offering. In calculating diluted earnings per share for the three and nine months ended September 30, 2014 and 2013, there were no potentially dilutive securities that were not considered.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table represents a reconciliation of the comprehensive income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Numerator:
Comprehensive income – basic and diluted	$1,723	$931	$3,485	$2,224

Denominator:
Basic weighted average shares outstanding	5,129,161	3,795,754	5,086,711	3,259,104
Effect of dilutive non-vested restricted shares and units	330,092	290,864	316,417	256,954
Effect of issuable shares related to acquisitions	28,064	35,393	34,584	14,518
Effect of warrants	137,385	11,270	105,887	3,757

Diluted weighted average shares outstanding	5,624,702	4,133,281	5,543,599	3,534,333

Note 3 – Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU, and the Company has not yet determined which method it will apply. The Company is currently evaluating the impact of adopting ASU 2014-09 on the Company's consolidated net income, financial position and cash flows.

Note 4 – Business Acquisitions

On January 31, 2014, the Company acquired certain assets of AQC located in Tampa, Florida, which specializes in occupational health, safety and environmental consulting. The purchase price of up to $815 consisted of $250 in cash, a $300 non-interest bearing promissory note and $150 of the Company’s common stock (18,739 shares) as of the closing date. The purchase price also included a non-interest bearing earn-out of $115 payable in cash, subject to the achievement of a certain agreed upon metric for calendar year 2014, and is payable on April 1, 2015. The earn-out payment was recorded at estimated fair value based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. As of September 30, 2014, the estimated fair value of this contingent consideration is approximately $72. The purchase price included a $300 uncollateralized non-interest bearing promissory note, with an imputed interest rate of 3.75%. The note is payable in two equal payments of $150 due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition (see Note 9). The carrying value of this note was approximately $288 as of September 30, 2014.

On March 21, 2014, the Company acquired all of the outstanding equity interests of AK, a natural gas pipeline inspection, construction management and environmental consulting firm, primarily servicing the Northeast, Mid-Atlantic and Southeast United States. The purchase price of $7,000 included $3,500 in cash, a $3,000 promissory note (bearing interest at 3.0%), payable in three installments of $1,000 due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition (see Note 9), and $500 of the Company’s common stock (64,137 shares) as of the closing date of the acquisition.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On June 30, 2014, the Company acquired certain assets of ORSI, a program management firm specializing in healthcare facilities development and construction projects. The purchase price of up to $1,300 consisted of $400 in cash, a $450 non-interest bearing promissory note, and $150 of the Company’s common stock (14,918 shares) as of the closing date, which were issued in July 2014. The purchase price also included a non-interest bearing earn-out of $300 payable in cash and the Company’s common stock, subject to the achievement of a certain agreed upon metric for calendar year 2014, and is payable on March 31, 2015. The earn-out payment was preliminarily recorded at its estimated fair value based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. As of September 30, 2014, the preliminary estimated fair value of this contingent consideration is approximately $239. The purchase price also included a $450 uncollateralized non-interest bearing promissory note, with an imputed interest rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition (see Note 9). The carrying value of this note was approximately $426 as of September 30, 2014.

On November 3, 2014, the Company acquired certain assets of Zollinger Buric, Inc. an Ohio corporation and Buric Global LLC., an Ohio limited liability company (collectively the “Buric Companies”) The Buric Companies are based in Cleveland, Ohio with a total of 15 engineering and construction management professionals. The Buric Companies provide program management and construction claims consulting services, as well as building information modeling, critical path scheduling, surety consulting, and litigation support. The purchase price was $1,000 consisting of cash, promissory notes, and the Company’s common stock. The Company expects to establish the purchase price allocation with respect to this transaction by the end of the fourth quarter of 2014.

On April 30, 2013, the Company acquired certain assets and assumed certain liabilities of Consilium Partners, a 20-person owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners. Consilium Partners possesses specialized expertise in managing technically demanding projects, while having an affinity for leading teams and cultivating teamwork with the people who ultimately determine a project’s success. The purchase price was $1,083, consisting of cash, notes (see Note 9) and the Company’s common stock plus an earn-out of up to $1,000 in cash and/or common stock in the Company’s sole discretion. Payment of the maximum $1,000 earn-out was subject to the achievement of a certain agreed upon metric for calendar year 2013, and payable in three annual installments beginning in January 31, 2014 in cash and/or common stock. The maximum earn-out payment of $1,000 is non-interest bearing. Therefore, the Company has discounted the $1,000 payment obligation for imputed interest. During 2013, the agreed upon metric was met and the earn-out was achieved. On January 31, 2014, the Company paid the first annual installment of $333, of which $233 was paid in cash and the remaining $100 was paid by issuing 12,987 shares of the Company’s common stock. As of September 30, 2014 and December 31, 2013, the Company had contingent consideration obligations of $651 and $971, respectively.

The Company reviews and re-assesses the estimated fair value of its contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. During the three and nine months ended September 30, 2014, the Company recorded a change in fair value of $16 and $40, respectively, related to contingent consideration obligations due to the increased probability of achieving the earn-out metric defined at the time of acquisition.

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

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the businesses acquired, the workforces in place and the synergies to be achieved from these acquisitions. For income tax purposes goodwill is deductible over a fifteen-year period.

The consolidated financial statements of the Company for the three and nine months ended September 30, 2014 include the results of operations from the businesses acquired during 2014 from their respective dates of acquisition to September 30, 2014. For the three and nine months ended September 30, 2014, the results include gross revenues and pre-tax income of approximately $9,900 and $396 and $19,100 and $920, respectively. Included in general and administrative expense for the three and nine months ended September 30, 2014 is $21 and $251, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and nine months ended September 30, 2014 and 2013 as if the AK acquisition had occurred as of January 1, 2013. The pro forma information provided below is compiled from the financial statements of the combined companies and includes pro forma adjustments for amortization expense, reduction in certain agreed on expenses, interest expense and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the AK operations actually been acquired on January 1, 2013; or (ii) future results of operations:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Gross revenues	$31,420	$25,119	$83,715	$69,532
Comprehensive income	$1,723	$1,004	$3,382	$2,419
Basic earnings per share	$0.34	$0.26	$0.66	$0.73
Diluted earnings per share	$0.31	$0.24	$0.60	$0.67

The Company determined that neither the AQC nor the ORSI acquisition constitute significant business combinations. Therefore, pro forma financial statements are not required to be disclosed.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 5 – Accounts Receivable, net

Accounts receivable, net, consists of the following:

	September 30,	December 31,
	2014	2013

Billed	$18,563	$12,301
Unbilled	10,297	5,118
Contract retentions	658	623

	29,518	18,042
Less: allowance for doubtful accounts	(1,155)	(1,320)
Accounts receivable, net	$28,363	$16,722

Billed accounts receivable represents amounts billed to clients that remain uncollected as of the balance sheet date. Unbilled accounts receivable represents recognized amounts pending billing pursuant to contract terms or accounts billed after period end, and are expected to be billed and collected within the next 12 months.

Note 6 – Property and Equipment, net

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2014	2013

Office furniture and equipment	$248	$224
Computer equipment	1,575	1,013
Survey and field equipment	1,057	1,067
Leasehold improvements	1,075	1,032
	3,955	3,336
Accumulated depreciation	(2,296)	(2,026)
Property and equipment – net	$1,659	$1,310

Depreciation expense was $140 and $139 for the three months ended September 30, 2014 and 2013, respectively, and $420 and $404 for the nine months ended September 30, 2014 and 2013, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill

On August 1, 2014, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2014. There were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2014 through September 30, 2014.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The table set forth below shows the change in goodwill during the nine months ended September 30, 2014:

September 30,
2014
Balance as of the beginning of the year	$7,106
Acquisitions	3,649
Balance as of the end of the period	$10,755

Intangible Assets

Intangible assets, net, as of September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$6,565	$(2,236)	$4,329	$4,275	$(1,653)	$2,622
Trade name	1,199	(983)	216	858	(813)	45
Customer backlog	1,169	(879)	290	885	(720)	165
Non-compete	638	(156)	482	207	(46)	161
Total	$9,571	$(4,254)	$5,317	$6,225	$(3,232)	$2,993

Trade names are amortized on a straight-line basis over their estimated lives ranging from 1 to 3 years. Customer backlog and customer relationships are amortized based on the future expected revenues, with weighted average amortization periods ranging from 1 to 9 years. Non-compete agreements are amortized over their contractual lives ranging from 4 to 5 years.

Amortization expense was $392 and $263 for the three months ended September 30, 2014 and 2013, respectively, and $1,022 and $721, for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the future estimated aggregate amortization related to intangible assets is as follows:

Period ending September 30,

2015	$1,436
2016	942
2017	706
2018	534
2019	421
Thereafter	1,278
Total	$5,317

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2014	2013
Stock payable for acquisitions	$46	$192
Deferred rent	559	486
Payroll and related taxes	2,990	864
Professional liability reserve	114	248
Benefits	1,112	916
Accrued vacation	1,218	1,088
Other	687	395
Total	$6,726	$4,189

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 9 – Notes Payable

Notes payable consists of the following:

	September 30,	December 31,
	2014	2013

Term Loan	$522	$1,144
Note Payable	1,350	1,707
Uncollateralized promissory notes	4,477	1,376
Total Debt	6,349	4,227
(Less current maturities)	(3,058)	(1,725)
Long-term debt, net of current maturities	$3,291	$2,502

 Credit Facility

On January 31, 2014, the Company entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which was amended on September 3, 2014 and provides for a two-year, $8,000 revolving credit facility with a maturity date of January 31, 2016 (the “Credit Facility”). The interest rate is prime rate plus 0.50%, with a minimum of 3.75%, which was the interest rate at September 30, 2014. The Credit Facility contains a cross default and cross collateralization provision with the Term Loan described below. The Credit Facility contains certain financial covenants, including an annual maximum debt to tangible net worth ratio of 3.0:1.0 as of December 31, 2014 and for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contains an annual minimum debt service coverage ratio equal to 1.5:1.0 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. The Credit Facility is guaranteed by (i) NV5 Global, (ii) NV5 and (iii) AK. The Credit Facility is secured by a first priority lien on substantially all of the assets of NV5 Holdings Inc., NV5 Global and NV5. In connection with entering into the Credit Facility, on January 31, 2014, the Company terminated two credit facilities totaling $4,000. In conjunction with closing the Credit Facility, the Company paid approximately $27 in debt issuance costs, which are included in Prepaid Expenses on the consolidated balance sheet and are being amortized into interest expense over the two-year term of the Credit Facility.

Term Loan

The Company has a note payable to Western Alliance, with a maturity date of February 1, 2015 (the “Term Loan”). The Term Loan was amended on September 3, 2014 to adjust the guarantors and certain financial covenants. The interest rate on the Term Loan is prime rate with a minimum of 4.50%. As of September 30, 2014 and December 31, 2013, the actual interest rate was 4.50% and 5.0%, respectively. The Term Loan is payable in monthly principal installments of $46 with a lump sum of the remaining principal balance outstanding due at maturity. The Term Loan is collateralized by substantially all of the Company’s assets and is guaranteed by NV5 Holdings, Inc., NV5 and AK. As of September 30, 2014 and December 31, 2013, the outstanding balance on the Term Loan was approximately $500 and $1,100, respectively.

Note Payable

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of September 30, 2014 and December 31, 2013, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, the Company pays quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured and is subordinated to the Term Loan, although the Company is permitted to make periodic principal and interest payments. As of September 30, 2014 and December 31, 2013, the outstanding balance on the Nolte Note was approximately $1,400 and $1,700, respectively.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Uncollateralized Promissory Notes

On June 30, 2014, the Company acquired certain assets of ORSI. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $450 (the “ORSI Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition. The carrying value of the ORSI Note was approximately $426 as of September 30, 2014.

On March 21, 2014, the Company acquired all of the outstanding equity interests of AK. The purchase price included a $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $3,000 as of September 30, 2014.

On January 31, 2014, the Company acquired certain assets of AQC. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $300 (the “AQC Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $150 each, due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition. As of September 30, 2014, the carrying value of the AQC Note was approximately $288.

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn Environmental, Inc. The purchase price consisted of an uncollateralized promissory note in the aggregate principal amount of approximately $92, bearing interest at 4.0%, payable in two equal payments of approximately $46 each due on the first and second anniversaries of August 12, 2013, the effective date of the acquisition. The outstanding balance of this note was $46 and $92 as of September 30, 2014 and December 31, 2013, respectively.

On July 8, 2013, the Company acquired certain assets and assumed certain liabilities of the Tampa, Florida division of Pitman-Hartenstein & Associates. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $168, bearing interest at 4.0%, payable in two equal payments of $84 each due on December 31, 2013 and December 31, 2014. The outstanding balance of this note was $84 as of September 30, 2014 and December 31, 2013.

On April 30, 2013, the Company acquired certain assets and assumed certain liabilities of Consilium Partners. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200, bearing interest at 4.0%, payable in three equal payments of approximately $67 each, and due on the first, second and third anniversaries of April 30, 2013, the effective date of the acquisition,. The outstanding balance of this note was $133 and $200, as of September 30, 2014 and December 31, 2013, respectively.

On July 27, 2012, the Company acquired certain assets and assumed certain liabilities of Kaderabek Company (“Kaco”). The purchase price included a note in the aggregate principal amount of $2,000 (the “Kaco Note”), bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter, which is payable as follows: $500 due by (and paid on) December 28, 2012 and three equal payments of $500 each due on the first, second and third anniversaries of July 27, 2012, the effective date of the acquisition. As of September 30, 2014 and December 31, 2013, the actual interest rate was 2.58%. The outstanding balance of the Kaco Note was $500 and $1,000 as of September 30, 2014 and December 31, 2013, respectively.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Future contractual maturities of long-term debt as of September 30, 2014 are as follows:

Period ending September 30,

2015	$3,058
2016	1,894
2017	1,397
Total	$6,349

Note 10 – Stock Repurchase Obligation

The stock repurchase obligation at September 30, 2014 and December 31, 2013 represents notes payable for the repurchase of common stock of certain former non-controlling interests in NV5. These notes are unsecured and subordinated to bank debt and the maintenance of related debt covenants, and bear interest from 3.25% to 4.25%. The rates adjust annually based on the prime rate. The notes require quarterly interest and principal payments through their maturity dates, which range between 2014 and 2019. The outstanding balance of the stock repurchase obligation was $1,068 and $1,622 as of September 30, 2014 and December 31, 2013, respectively.

Future maturities of these notes as of September 30, 2014 are as follows:

Period ending September 30,

2015	$474
2016	196
2017	133
2018	133
2019	132
Total	$1,068

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

Note 12 – Stock-Based Compensation

In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of September 30, 2014, 540,459 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

In the three and nine months ended September 30, 2014, the Company granted from the 2011 Equity Plan 7,924 and 112,724 restricted shares and units of common stock, respectively, to management, employees, and non-employee directors with an aggregate deferred compensation amount of approximately $76 and $1,029, respectively. The fair value of these shares is based on the quoted market values of the Company’s common stock as of the grant dates, which is a weighted-average of $9.57 and $9.12, respectively, per share. The restricted shares of common stock granted generally provide for service-based vesting after three years following the grant date.

Share-based compensation expense relating to restricted stock awards during the three months ended September 30, 2014 and 2013 was $187 and $121 respectively, and for the nine months ended September 30, 2014 and 2013 was $534 and $237, respectively. As of September 30, 2014, 8,508 shares have vested since the 2011 Equity Plan inception. Approximately $1,463 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years, is unrecognized at September 30, 2014.

Note 13 – Income Taxes

As of September 30, 2014, the Company had net current and net non-current deferred income tax assets of $839 and $724, respectively. As of December 31, 2013, the Company had current and net non-current deferred income tax assets of $1,004 and $724, respectively. No valuation allowance against the Company’s net deferred income tax assets is needed as of September 30, 2014 or December 31, 2013. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes.

The Company’s consolidated effective income tax rate was 37.3% and 37.0% for the three and nine months ended September 30, 2014, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39.0% is principally due to the federal domestic production activities deduction. The effective income tax rate for the three and nine months ended September 30, 2013 was 18.5% and 24.4%, respectively. The difference between the effective tax rate and the combined statutory federal and state tax rate of 39.0% was principally due to the domestic production activities deduction and research and development credits as well as higher tax deductions realized on the 2012 federal and state tax returns filed during the third quarter of 2013. The effective tax rate for the nine months ended September 30, 2013 also includes the discrete income tax benefit of 5.7%, related to the retroactive legislative reinstatement on January 2, 2013 of the federal research and development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law.

In 2011, the California Franchise Tax Board (“CFTB”) initiated an examination of NV5’s state of California tax filings and raised various questions about approximately $700 of research and development tax credits generated and included on NV5’s tax returns for the years 2005 to 2010. The Company responded to these inquiries, but in the fourth quarter of 2012, the CFTB denied these credits in full. In early 2013, the CFTB assigned a new examiner. The CFTB examiner requested and received additional documentation supporting the Company’s qualified research activities. During 2014, the CFTB examiner conducted a field visit in order to understand the Company’s design activities associated with these qualified research activities. The Company responded fully to the examiner’s requests and answered their questions. There has been no formal communication or indication from the CFTB as to their acceptance of the filed tax credits.

NV5 believes it has appropriate qualified research activities, qualified research expenses and documentation to support the credits and believes this position meets the recognition criteria under ASC 740-10. An adverse outcome in the case could have an adverse impact on the Company’s financial position, results of operations and cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of NV5 Holdings, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our” or “NV5 Holdings”) should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K (File No. 001-35849). This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.

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

We conduct our operations through three primary operating subsidiaries: (i) NV5. Inc. (formerly known as Nolte Associates, Inc.) (NV5), which began operations in 1949, was incorporated as a California corporation in 1957 and was acquired by us in 2010, (ii) NV5 Global Inc. (formerly known an NV5, Inc.) (“NV5 Global”), which was incorporated as a Delaware corporation in 2009, and (iii) AK Environmental, LLC (“AK”), which was originally incorporated as a New Jersey limited liability company in 2002 and reincorporated in North Carolina in 2013, and was acquired by us in 2014. In March 2010, NV5 Global acquired the construction quality assurance operations of Bureau Veritas North America, Inc. In August 2010, NV5 Global acquired a majority of the outstanding shares of NV5 and succeeded to substantially all of NV5’s business. In October 2011, NV5 Global and NV5 completed a reorganization transaction in which NV5 Holdings, Inc. was incorporated as a Delaware corporation, acquired all of the outstanding shares of NV5 Global and NV5, and, as a result, became the holding company under which the Company conducts operations.

Recent Acquisitions

The aggregate value of all consideration for our acquisitions consummated during the nine months ended September 30, 2014 was approximately $9.1 million.

On June 30, 2014, we acquired certain assets of Owner's Representative Services, Inc. (“ORSI”), a program management firm specializing in healthcare facilities development and construction projects. The purchase price of up to $1.3 million consisted of $400,000 in cash, a $450,000 non-interest bearing promissory note, and $150,000 of our common stock (14,918 shares) as of the closing date, which shares were issued in July 2014. The purchase price also included a non-interest bearing earn-out of $300,000 payable in cash and our common stock, subject to the achievement of a certain agreed upon metric for calendar year 2014, and is payable on March 31, 2015. The earn-out payment was preliminarily recorded at estimated fair value based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. As of September 30, 2014, the preliminary estimated fair value of this contingent consideration was approximately $239,000. The purchase price also included a $450,000 uncollateralized non-interest bearing promissory note, with an imputed interest rate of 3.75%. This note is payable in two equal payments of $225,000 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition. The carrying value of this note was approximately $426,000 as of September 30, 2014.

On March 21, 2014, we acquired all of the outstanding equity interests of AK, a natural gas pipeline inspection, construction management and environmental consulting firm, primarily servicing the Northeast, Mid-Atlantic and Southeast United States. The purchase price of $7.0 million consisted of $3.5 million in cash, a $3.0 million promissory note, bearing interest at 3.0%, that is payable in three equal payments of $1.0 million each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition, and $500,000 of our common stock (64,137 shares) as of the closing date of the acquisition.

On January 31, 2014, we acquired certain assets of Air Quality Consulting, Inc. (“AQC”) located in Tampa, Florida, which specializes in occupational health, safety and environmental consulting. The purchase price of up to $815,000 consisted of $250,000 in cash, a $300,000 non-interest bearing promissory note, and $150,000 of our common stock (18,739 shares) as of the closing date. The purchase price includes an earn-out of $115,000 payable in cash. Payment of the earn-out is based on the achievement of a certain agreed upon metric for calendar year 2014, and, if achieved, is payable on April 1, 2015. The earn-out payment of $115,000 is non-interest bearing and is preliminarily recorded at fair value based on a probability-weighted approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date. Therefore, we have discounted the $115,000 payment obligation for imputed interest and the probability of achieving this earn-out. As of September 30, 2014, the fair value of this contingent consideration was approximately $72,000. Furthermore, the purchase price consisted of a non-interest bearing uncollateralized promissory note in the aggregate principal amount of $300,000 for which we have imputed interest at a rate of 3.75%. This note is payable in two equal payments of $150,000 each due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition. The carrying value of this note was approximately $288,000 as of September 30, 2014.

On November 3, 2014, we acquired certain assets of Zollinger Buric, Inc., an Ohio corporation and Buric Global LLC., an Ohio limited liability company, collectively, the “Buric Companies”). The Buric Companies are based in Cleveland, Ohio with a total of 15 engineering and construction management professionals. The Buric Companies provide program management and construction claims consulting services, as well as building information modeling, critical path scheduling, surety consulting, and litigation support. The purchase price was $1.0 million consisting of cash, promissory notes, and our common stock.

Key Trends, Developments and Challenges

Initial public offering.

On March 26, 2013, the Company priced its initial public offering of 1,400,000 units. Each unit was sold at an offering price of $6.00 per unit and consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share. The units began trading on NASDAQ on March 27, 2013 and traded solely as units through September 26, 2013. The units sold in our initial public offering were registered under the Securities Act of 1933, as amended (the “Securities Act”), on a registration statement on Form S-1 (No. 333-186229), which was declared effective by the Securities and Exchange Commission (the “SEC”) on March 26, 2013. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units, solely to cover over-allotments. The closing of the offering occurred, and was recorded, on April 2, 2013, upon which we received net proceeds of approximately $8.1 million after deducting fees associated with the initial public offering and issued 1,610,000 units. In addition, upon closing, the underwriter received a warrant to acquire up to 140,000 units at an exercise price of $7.20 per unit. The underwriter can begin to exercise these warrants on March 26, 2014 and such exercise period expires on March 26, 2016. Each of these units consist of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share. As of September 30, 2014, the underwriter’s warrant has not been exercised, in part or in whole.

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

On September 27, 2013 and continuing until October 11, 2013 (the “Temporary Reduction Expiration Time”), we temporarily reduced the exercise price of all of our outstanding public warrants from $7.80 per share to $6.00 per share. All such warrants properly exercised in accordance with their respective terms prior to the Temporary Reduction Expiration Time were accepted by the Company at the reduced $6.00 per share exercise price, and one share of the Company’s registered common stock per warrant was issued to the exercising warrant holder. After the Temporary Reduction Expiration Time, the exercise price of the public warrants automatically reverted to the warrant exercise price of $7.80 per share included in the original terms of the public warrants and the reduced exercise price was no longer in effect. Except for the reduced $6.00 per share exercise price of the warrants during the Temporary Reduction Expiration Time, the terms of the public warrants remain unchanged. During the Temporary Reduction Expiration Time, 1,196,471 public warrants, or approximately 74% of the outstanding public warrants were exercised at the reduced exercise price of $6.00 per share. The temporary reduction in the warrant exercise price generated net cash proceeds to the Company of approximately $6.6 million after fees associated with the temporary reduction in the warrant exercise price and offering expenses. During the period from January 1, 2014 through September 30, 2014, 500 public warrants were exercised at the warrant exercise price of $7.80 per share.

Tax credit dispute.

In 2011, the California Franchise Tax Board (“CFTB”) initiated an examination of NV5’s state of California tax filings and raised various questions about approximately $0.7 million of research and development tax credits generated and included on NV5’s tax returns for the years 2005 to 2010. We responded to these inquiries, but in the fourth quarter of 2012, the CFTB denied these credits in full. In early 2013, the CFTB assigned a new examiner. The CFTB examiner requested and received additional documentation supporting our qualified research activities. During 2014, the CFTB examiner conducted a field visit in order to understand our design activities associated with these qualified research activities. We responded fully to the examiner’s requests and answered their questions. There has been no formal communication or indication from the CFTB as to their acceptance of the filed tax credits.

NV5 believes it has appropriate qualified research activities, qualified research expenses and documentation to support the credits and believes this position meets the recognition criteria under ASC 740-10. An adverse outcome could have an adverse impact on our financial position, results of operations and cash flows.

Backlog.

As of September 30, 2014, we had approximately $80.7 million of gross revenue backlog expected to be recognized over the next 12 months compared to gross revenue backlog of approximately $60.2 million as of December 31, 2013. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

For the nine months ended September 30, 2014 and 2013, cost-reimbursable contracts represented approximately 93% and 88%, respectively, of our total revenues.

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

For the nine months ended September 30, 2014 and 2013, fixed-price contracts represented approximately 7% and 12%, respectively, of our total revenues.

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

Factors Affecting Comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Acquisitions

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners, a 20-person owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners. As a result of this acquisition in 2013, we commenced recognizing the acquired company’s results of operations during the second quarter of 2013, primarily affecting the comparability of the nine months ended September 30, 2014, compared to the same period in 2013.

On July 8, 2013, we acquired certain assets and assumed certain liabilities of the Tampa, Florida division of Pitman-Hartenstein & Associates (the “PH&A”), which specializes in transportation infrastructure engineering. As a result of this acquisition in 2013, we commenced recognizing the acquired company’s results of operations during the third quarter of 2013, primarily affecting the comparability of the nine months ended September 30, 2014, compared to the same period in 2013.

On January 31, 2014 and March 21, 2014, we acquired certain assets and assumed certain liabilities of AQC and AK, respectively. As a result of these acquisitions, we commenced recognizing the acquired companies’ results of operations during the first quarter of 2014, primarily affecting the comparability of the three and nine months ended September 30, 2014 compared to the same periods in 2013.

On June 30, 2014, we acquired certain assets and assumed certain liabilities of ORSI. As a result of this acquisition, we commenced recognizing ORSI’s results of operations during the third quarter of 2014, primarily affecting the comparability of the three and nine months ended September 30, 2014 compared to the same periods in 2013.

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

Stock-Based Compensation

In October 2011, our stockholders approved the Company’s 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire an ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of September 30, 2014, 540,459 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors.

In the three and nine months ended September 30, 2014, we granted from the 2011 Equity Plan 7,924 and 112,724 restricted shares and units of our common stock, respectively, to management, employees, and non-employee directors with an aggregate deferred compensation amount of approximately $76,000 and $1,029,000 at a weighted-average fair value of $9.57 and $9.12, respectively, per share. The restricted shares of our common stock granted provide for service-based vesting after three years following the grant date.

Share-based compensation expense relating to restricted stock awards during the three and nine months ended September 30, 2014 and 2013 was $187,000 and $121,000, respectively, and $534,000 and $237,000, respectively. As of September 30, 2014, 8,508 shares have vested since the 2011 Equity Plan inception. Approximately $1.46 million of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years, was unrecognized at September 30, 2014.

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

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements. Our estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in our consolidated financial statements relate to the revenue recognition on the percentage-of-completion method, reserves for professional liability claims, allowances for doubtful accounts, valuation of our intangible assets, contingent consideration and income taxes. During the three and nine months ended September 30, 2014, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table represents our condensed results of operations for the periods indicated (in thousands of dollars and as a percentage of gross revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013

Gross revenues	$31,420	100.0%	$18,588	100.0%	$79,642	100.0%	$51,317	100.0%

Direct costs	18,702	59.5%	9,448	50.8%	45,625	57.3%	25,265	49.2%

Gross profit	12,718	40.5%	9,140	49.2%	34,017	42.7%	26,052	50.8%

Operating expenses	9,879	31.4%	7,972	42.9%	28,269	35.5%	22,948	44.7%

Income from operations	2,839	9.1%	1,168	6.3%	5,748	7.2%	3,104	6.0%

Other expense (net)	(90)	-0.3%	(26)	-0.1%	(219)	-0.2%	(162)	-0.3%

Income tax expense	(1,026)	-3.3%	(211)	-1.1%	(2,044)	-2.6%	(718)	-1.4%

Net income	$1,723	5.5%	$931	5.0%	$3,485	4.4%	$2,224	4.3%

Three and nine months Ended September 30, 2014 compared to the three and nine months Ended September 30, 2013

Gross revenues.

Our revenues increased approximately $12.8 million and $28.3 million, or approximately 69.0% and 55.2%, respectively, for the three and nine months ended September 30, 2014, compared to the same periods in 2013. The increase in revenues is due primarily to organic growth from our existing platform as well as the contribution from various acquisitions completed in 2013 and during the nine months of 2014. Excluding revenues from acquisitions closed during 2014, our revenues increased approximately $3.0 million and $9.3 million, or approximately 16.1% and 18.0%, respectively, for the three and nine months ended September 30, 2014, compared to the same periods in 2013. We are currently unaware of delays in current projects and therefore are not anticipating such to influence future revenues. Such revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Direct costs.

Our direct costs increased approximately $9.3 million and $20.4 million, or approximately 97.9% and 80.6%, respectively, for the three and nine months ended September 30, 2014, compared to the same periods in 2013. The increase in direct costs compared to the same periods in 2013 is primarily due to an increase in our utilization of billable employees in 2014 and direct costs incurred during the nine months ended September 30, 2014 from operations of businesses acquired after September 30, 2013. Direct costs of contracts include direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both gross revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

As a percentage of gross revenues, direct costs of contracts were 59.5% and 57.3% for the three and nine months ended September 30, 2014, respectively, compared to 50.8% and 49.2% for the three and nine months ended September 30, 2013, respectively. The decrease in gross profit percentage for the three and nine months ended September 30, 2014 was primarily due to the gross profit margin generated by the recently acquired AK. AK is a technical staffing business in the energy industry, which is generally a high volume and lower margin business. However, the administrative overhead costs (i.e., indirect labor, facilities costs, etc.) for this type of operation are typically lower than our other service lines. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors, including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. As revenues from sub-consultant costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and income from operations.

Operating expenses.

Our operating expenses increased approximately $1.9 million and $5.3 million, or 23.9% and 23.2%, respectively, for the three and nine months ended September 30, 2014, compared to the same periods in 2013. The increase in operating expenses was due to integration costs from businesses acquired subsequent to September 30, 2013. Operating expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and all employee benefits and the portion of salaries and wages not allocated to direct costs of revenues. Operating expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees, and administrative operating costs. We expense operating costs when incurred. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs. Therefore, when our professional services revenues increase or decrease, it is not unusual to see a corresponding change in operating expenses.

As a percentage of revenues, operating expenses were 31.4% and 35.5%, respectively, for the three and nine months ended September 30, 2014, compared to 42.9% and 44.7%, respectively, for the three and nine months ended September 30, 2013. This decrease was the result of the increase in utilization of our professional staff compared to the same period last year, internal focus on performance optimization and the scalability of operations.

Other expenses, net.

Our other expenses, net, increased by approximately $64,000 and $57,000, respectively, for the three and nine months ended September 30, 2014, compared to the same periods in 2013. Other expenses consist of interest expense on our outstanding debt. The change in other expenses is due to the change in the average principal amount of outstanding debt during the nine months ended September 30, 2014, compared to the same periods in 2013.

Income taxes.

Our consolidated effective income tax rate was 37.3% and 37.0%, respectively, for the three and nine months ended September 30, 2014. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39.0% is principally due to the federal domestic production activities deduction. The effective income tax rate during the three and nine months ended September 30, 2014 does not include the impact of research and development credits as these credits expired effective January 1, 2014. Our consolidated effective income tax rate was 18.5% and 24.4%, respectively, for the three and nine months ended September 30, 2013. The difference in the effective income tax rate compared to the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction and research and development credits. The effective income tax rate for the nine months ended September 30, 2013 also includes the discrete tax benefit of 5.7% related to the retroactive legislative reinstatement on January 2, 2013 of the federal research and development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, lines of credit, and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, and acquisition expenditures. We believe our sources of liquidity, including cash flow from operations, existing cash and cash equivalents, proceeds from our recent initial public offering, proceeds from the exercise of warrants issued in connection therewith, and borrowing capacity under our credit facility will be sufficient to meet our projected cash requirements. This includes the increased operating expenses we began to incur in April 2013 and will continue to incur in connection with becoming a publicly traded company, such as financial and accounting personnel we have hired or will hire and our planned strategic acquisition activity for at least the next twelve months. We will monitor our capital requirements thereafter to ensure our needs are in line with available capital resources.

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

Cash Flows

As of September 30, 2014, our cash and cash equivalents totaled $5.7 million and accounts receivable, net of allowance for doubtful accounts, totaled $28.4 million, compared to $13.9 million and $16.7 million, respectively, on December 31, 2013. As of September 30, 2014, our accounts payable and accrued liabilities were $5.3 million and $6.7 million, respectively, compared to $3.8 million and $4.2 million, respectively, on December 31, 2013. Also, as of September 30, 2014, we had notes payable, stock repurchase obligations, and contingent considerations of $6.3 million, $1.1 million, and $1.0 million, respectively, compared to $4.2 million, $1.6 million and $1.0 million, respectively, on December 31, 2013.

Operating activities.

For the nine months ended September 30, 2014, net cash used in operating activities amounted to $879,000, primarily attributable to net income of $3.5 million, which included non-cash charges of $1.4 million from depreciation and amortization, and increases of $3.6 million in accounts payable and accrued liabilities partially offset by increases of $9.5 million in accounts receivable. During 2014, we made income tax payments of approximately $1.9 million.

For the nine months ended September 30, 2013, net cash provided by operating activities amounted to $2.3 million, primarily attributable to net income of $2.2 million, which included non-cash charges of $1.1 million from depreciation and amortization, and increases of $2.4 million in accounts payable and accrued liabilities partially offset by an increase of $1.7 million to accounts receivable and decrease of $2.0 million in deferred and income tax payable. During 2013, we made income tax payments of approximately $2.4 million, which included payment of income taxes as a result of our acquisition of NV5 during 2010, whereby NV5 was required to switch from a cash basis taxpayer to an accrual basis taxpayer.

Investing activities.

For the nine months ended September 30, 2014, net cash used in investing activities amounted to $5.1 million, primarily resulting from cash used for acquisitions during 2014 of $4.2 million, payment of contingent consideration of $0.2 million and the purchase of property and equipment of $0.7 million for our ongoing operations.

For the nine months ended September 30, 2013, net cash used in investing activities amounted to $2.0 million, primarily resulting from cash used for acquisitions during 2013 and the purchase of property and equipment.

Financing activities.

For the nine months ended September 30, 2014, net cash used in financing activities amounted to $2.2 million, primarily from principal repayments of $1.6 million towards long-term debt and $0.6 million in stock repurchase obligations.

For the nine months ended September 30, 2013, net cash provided by financing activities amounted to $4.2 million, primarily attributable to gross proceeds of $9.7 million from our initial public offering which was offset by initial public offering costs paid of $1.6 million. Also contributing to the net cash provided by financing activities were borrowings of $0.5 million from the then existing Line Facilities (defined below), offset by principal repayments of $3.8 million towards long-term debt and $0.6 million in stock repurchase obligations.

Financing

On January 31, 2014, we entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which was amended on September 3, 2014 and provides for a two-year, $8.0 million revolving credit facility with a maturity date of January 31, 2016 (the “Credit Facility”). The interest rate is prime rate plus 0.50%, with a minimum of 3.75%. As of September 30, 2014, the actual interest rate was 3.75%. The Credit Facility contains a cross default and cross collateralization provision with the Term Loan (as defined below). The Credit Facility contains certain financial covenants, including an annual maximum debt to tangible net worth ratio of 3.00:1.00 as of December 31, 2014 and for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contains an annual minimum debt service coverage ratio equal to 1.50:1.00 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. The Credit Facility is guaranteed by (i) NV5 Global, (ii) NV5 and (iii) AK. The Credit Facility is secured by a first priority lien on substantially all of the assets of NV5 Holdings, Inc., NV5 Global, and NV5. In connection with entering into the Credit Facility, on January 31, 2014, the Company terminated its two credit facilities totaling $4.0 million (the “Line Facilities”). As of September 30, 2014, the outstanding balance on the Credit Facility was $0.

The Company has a note payable to Western Alliance, with a maturity date of February 1, 2015 (the “Term Loan”). The Term Loan was amended on September 3, 2014 to adjust the guarantors and certain financial covenants. The interest rate on the Term Loan is at prime rate with a minimum of 4.50%. As of September 30, 2014 and December 31, 2013, the actual interest rate was 4.50% and 5.0%, respectively. The Term Loan is payable in monthly principal installments of $46,000 with a lump sum of the remaining principal balance outstanding due at maturity. The Term Loan is collateralized by substantially all of the Company’s assets and is guaranteed by NV5 Holdings, Inc., NV5, and AK. As of September 30, 2014 and December 31, 2013, we had outstanding balances of approximately $0.5 million and $1.1 million, respectively, in connection with the Term Loan.

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of September 30, 2014 and December 31, 2013, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, we pay quarterly principal installments of approximately $0.1 million plus interest. The Nolte Note is unsecured and is subordinated to the Term Loan, although we are permitted to make our periodic principal and interest payments. The outstanding balance of the Nolte Note was approximately $1.4 million and $1.7 million as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014 and December 31, 2013, there are stock repurchase obligations which represent notes payable for the repurchase of common stock of certain former non-controlling interests in NV5. These notes are unsecured and subordinated to bank debt and the maintenance of related debt covenants, and bear interest from 3.25% to 4.25%. The rates adjust annually based on the prime rate. The notes require quarterly interest and principal payments through their maturity dates, which range between 2014 and 2019. The outstanding balance of the stock repurchase obligation was $1.1 million and $1.6 million as of September 30, 2014 and December 31, 2013, respectively.

On January 31, 2014, we acquired certain assets of AQC. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $300,000 for which we have imputed interest at a rate of 3.75% (the “AQC Note”). This note is payable in two equal payments of $150,000 each, due on the first and second anniversaries of the effective date of January 31, 2014. The carrying value of the AQC Note was approximately $288,000 as of September 30, 2014.

On March 21, 2014, we acquired all of the outstanding equity interests of AK. The purchase price included a $3.0 million promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1.0 million each due on the first, second and third anniversaries of the effective date of March 21, 2014. The outstanding balance of the AK Note was approximately $3.0 million as of September 30, 2014.

On June 30, 2014, we acquired certain assets of ORSI. The purchase price included an uncollateralized non-interest bearing promissory note in the principal amount of $450,000 (the “ORSI Note”), which has an imputed interest rate of 3.75%. The ORSI Note is payable in two equal payments of $225,000 each due on the first and second anniversaries of the effective date of June 30, 2014. The outstanding balance of the ORSI Note was $426,000 as of September 30, 2014.

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaderabek Company (“Kaco”). The purchase price included a note in the aggregate principal amount of $2.0 million (the “Kaco Note”), bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter, which is payable as follows: $500,000 due by (and paid on) December 28, 2012 and three equal payments of $500,000 each due on the first, second and third anniversaries of the effective date of July 27, 2012. As of September 30, 2014 and December 31, 2013, the actual interest rate was 2.58%. The outstanding balance of the Kaco Note was $500,000 and $1.0 million as of September 30, 2014 and December 31, 2013, respectively.

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200,000, bearing interest at 4.0%, payable in three equal payments of $66,666 each due on the first, second and third anniversaries of the effective date of April 30, 2013. The outstanding balance of this note was $133,000 and $200,000 as of September 30, 2014 and December 31, 2013, respectively.

On July 8, 2013, we acquired certain assets and assumed certain liabilities of the Tampa, Florida division of PH&A. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $168,000, bearing interest at 4.0%, payable in two equal payments of $84,000 each due on December 31, 2013 and December 31, 2014. The outstanding balance of this note was $84,000 as of September 30, 2014 and December 31, 2013.

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn Environmental, Inc. (“Dunn”). The purchase price consisted of an uncollateralized promissory note in the aggregate principal amount of approximately $92,000 (bearing interest at 4.0%), payable in two equal payments of approximately $46,000 each due on the first and second anniversaries of the effective date of August 12, 2013. The outstanding balance of this note was $46,000 and $92,000 as of September 30, 2014 and December 31, 2013, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014.

Effects of Inflation

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU and management has not yet determined which method it will apply. The Company is currently evaluating the impact of adopting ASU 2014-09 on the Company's consolidated net income, financial position and cash flows.

Cautionary Statement about Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q, including all documents incorporated by reference contain “forward-looking” statements within the meaning of Section 27A of the Securities Act Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as, but not limited to, “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “project,” “may,” “might,” “should,” “would,” “will,” “likely,” “will likely result,” “continue,” “could,” “future,” “plan,” “possible,” “potential,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements in this Current Report on Form 10-Q reflect the Company’s current views with respect to future events and financial performance.

Forward-looking statements are not historical facts and should not be read as a guarantee or assurance of future performance or results, and will not necessarily be accurate indications of the times at, or by, or if which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith beliefs, expectations and assumptions as of that time with respect to future events. Because forward-looking statements relate to the future, they are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM  4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, were effective such that the information relating to the Company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there have not been any changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS.

During the three and nine months ended September 30, 2014, there have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the three months ended September 30, 2014, we issued the following securities that were not registered under the Securities Act:

In July 2014, we issued 14,918 shares of our common stock as partial consideration for our June 30, 2014 acquisition of ORSI. In August 2014, we issued 4,850 shares of our common stock as partial consideration for our August 2013 acquisition of Dunn. We issued these shares in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

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

Issuer Purchase of Equity Securities

None.

Use of Proceeds from our Initial Public Offering and Warrant Exercise

On March 26, 2013, our registration statement on Form S-1 (File No. 333-186229) was declared effective for our initial public offering. To the extent any net proceeds are used to repay any debt obligations, the aggregate outstanding balance of our notes payable to banks and former owners of acquired companies as of September 30, 2014 was approximately $8.4 million with interest rates ranging from 3.0% to 5.0%. Except as disclosed in the previous sentence, there have been no changes regarding the use of proceeds from our initial public offering and warrant exercise from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

Number	Description

10.1

First Amendment to Business Loan Agreement (Loan Number 0309136049), dated September 3, 2014, between NV5 Holdings, Inc., as borrower, and Western Alliance Bank, as lender (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

__________________

*	Filed herewith.

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

NV5 HOLDINGS, INC.

By: /s/ Michael P. Rama
Date: November 13, 2014	Michael P. Rama Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)