Form 10-K
period 2014-12-31
NV5 Holdings, Inc.
filed 2015-03-27
CIK 1532961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sales price of the registrant’s common stock, as reported on The NASDAQ Capital Market on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), was $22,381,397. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 23, 2015, there were 6,346,442 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

NV5 HOLDINGS, INC.

FORM 10-K ANNUAL REPORT

Cautionary Statement about Forward Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K and in our 2014 Annual Report to Stockholders, including all documents incorporated by reference, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as, but not limited to, “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “project,” “may,” “might,” “should,” “would,” “will,” “likely,” “will likely result,” “continue,” “could,” “future,” “plan,” “possible,” “potential,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance.

Forward-looking statements are not historical factors and should not be read as a guarantee or assurance of future performance or results, and will not necessarily be accurate indications of the times at, or by, or if which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith beliefs, expectations and assumptions as of that time with respect to future events. Because forward-looking statements relate to the future, they are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include:

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

The Company undertakes no obligation to update or publicly revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required under applicable securities laws. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph. You are advised, however, to consider any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission (the “SEC”). Also note that we provide a cautionary discussion of risks and uncertainties relevant to our business under “Item 1A. Risk Factors” of this Form 10-K. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand it is not possible to predict or identify all such factors.

References in this Annual Report on Form 10-K to (i) “NV5 Holdings, the “Company,” “we,” “us,” and “our” refer to NV5 Holdings, Inc., a Delaware corporation, its consolidated subsidiaries, and the business of Nolte Associates, Inc. as our historical accounting predecessor, (ii) “NV5 Global” refers to NV5 Global, Inc. (formerly known as NV5, Inc.), a Delaware corporation and a wholly owned subsidiary of ours, (iii) “NV5” refers to NV5, Inc. (formerly known as Nolte Associates, Inc.), a California corporation and a wholly owned subsidiary of ours, and (iv) “NV5, LLC” refers to NV5, LLC, (formerly known as AK Environmental, LLC) a North Carolina limited liability company, and a wholly owned subsidiary of ours.

PART I

ITEM 1.    BUSINESS

Overview

We are a provider of professional and technical engineering and consulting solutions to public and private sector clients in the infrastructure, energy, construction, real estate, and environmental markets. The scope of our projects includes planning, design, consulting, permitting, inspection and field supervision, and management oversight. We also provide forensic engineering, litigation support, condition assessment, materials testing, and compliance certification.

As the needs of our clients have evolved, we have grouped our engineering service capabilities across the following five verticals:

●	infrastructure, engineering, and support services;

●	construction quality assurance;

●	program management;

●	energy services; and

●	environmental services.

We identify operating segments at the subsidiary entity level. However, each entity’s operating performance has been aggregated into one reportable segment.

We are headquartered in Hollywood, Florida, and operate our business nationwide from 29 locations in California, Colorado, Florida, Massachusetts, New Jersey, Ohio, Pennsylvania, Utah and Wyoming. All of our offices utilize our shared services platform, which consists of human resources, marketing, finance, information technology, legal, corporate development, and other resources at our corporate headquarters. Our shared services platform is intended to optimize the performance of our business as we increase our scale and scope. By maintaining a centralized, shared services platform, we believe we can better manage our business, apply universal financial and operational controls and procedures, increase efficiencies, and drive lower-cost solutions.

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

During our 60 years in the engineering and consulting business, we have worked with such clients and on such well-known projects as (in alphabetical order):

●	Atlantic City Tunnel Connection, NJ;	●	Miami International Airport, FL;
●	Balboa Naval Hospital, CA;	●	Miramar Marine Corps Air Station, CA;
●	Borgata Hotel and Casino, NJ;	●	Mojave Water Agency, CA;
●	Caldecott Tunnel, CA;	●	Peterson Air Force Base, CO;
●	California Department of Transportation, CA;	●	Port of Miami, Tunnel and Capital Improvement to Pier Wharfs, FL;
●	California Public Employees’ Retirement System, CA;	●	San Diego Zoo and Wild Animal Park, CA;
●	Colorado Department of Transportation, CO;	●	SeaWorld, San Diego, CA;
●	Cleveland Clinic, OH;	●	South Florida Water Management District, FL;
●	Fort Lauderdale Hollywood International Airport, FL;	●	Spectra Energy (various states);
●	Los Angeles Community College, CA;	●	Stanford University, CA.;
		●	University of Kansas Medical Center, KS; and
		●	University of San Diego, CA.

Our current representative clients and project portfolio include (in alphabetical order):

●	Broward County, FL;	●	Rutgers University, NJ;
●	California Department of Transportation, or Caltrans, CA;	●	San Diego Gas & Electric, CA;
●	City of Colorado Springs, CO;	●	San Diego International Airport, CA;
●	City of Sacramento, CA;	●	Santa Clara County Government, CA;
●	City of Bakersfield, CA;	●	University of California San Diego, CA;
●	Florida Power and Light, FL;	●	University of Miami, FL;
●	Metropolitan Water District of Southern California, CA;	●	University of Utah, UT; and
●	Miami-Dade County, FL;	●	Utah Department of Transportation, UT.
●	Rose Bowl Stadium, CA;

Our History

NV5 Global, Inc. (formerly known as NV5, Inc.)(“NV5 Global”) was incorporated as a Delaware corporation in 2009.  NV5, Inc. (formerly known as Nolte Associates, Inc.) (“NV5”), which began operations in 1949, was incorporated as a California corporation in 1957, and was acquired by NV5 Global in 2010.  In March 2010, NV5 Global acquired the construction quality assurance operations of Bureau Veritas North America, Inc.  In October 2011, NV5 Global and NV5 completed a reorganization transaction in which NV5 Holdings, Inc. was incorporated as a Delaware corporation, acquired all of the outstanding shares of NV5 Global and NV5, and, as a result, became the holding company under which NV5, NV5 Global and the Company's other subsidiaries conduct business. In 2014, NV5 Holdings acquired NV5, LLC, (formerly known as AK Environmental, LLC) (“NV5, LLC”).

Key Developments

Initial public offering.

On March 26, 2013, we priced our initial public offering of 1,400,000 units. Each unit was sold at an offering price of $6.00 per unit and consisted of one share of the Company’s common stock and one warrant to purchase one share of our common stock at an exercise price of $7.80 per share. The units began trading on NASDAQ Capital Market (“NASDAQ”) on March 27, 2013 and traded solely as units through September 26, 2013. The units sold in our initial public offering were registered under the Securities Act of 1933, as amended (the “Securities Act”), on a registration statement on Form S-1 (No. 333-186229), which was declared effective by the Securities and Exchange Commission (the “SEC”) on March 26, 2013. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units, solely to cover over-allotments. The closing of the offering occurred, and was recorded, on April 2, 2013, upon which we received net proceeds of approximately $8.1 million after deducting fees associated with the initial public offering and issued 1,610,000 units. In addition, upon closing, the underwriter received a warrant to acquire up to 140,000 units at an exercise price of $7.20 per unit. The underwriter can exercise these warrants until the expiration date of March 26, 2016. Each of these units consist of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share.

Separation of the Company’s units and warrant exercises.

On September 27, 2013, the common stock and warrants comprising our units began trading separately on NASDAQ under the symbols “NVEE” and “NVEEW”, respectively. In connection with the separate trading of the common stock and warrants, our units ceased trading under the symbol “NVEEU” on the close of the markets on September 26, 2013 and the units were delisted from NASDAQ.

On September 27, 2013, the warrants became exercisable at an exercise price of $7.80 per share. The warrant exercise period expires on March 27, 2018 or earlier upon redemption.

On September 27, 2013 and continuing until October 11, 2013 (the “Temporary Reduction Expiration Time”), we temporarily reduced the exercise price of all of our outstanding public warrants from $7.80 per share to $6.00 per share. All such warrants properly exercised in accordance with their respective terms prior to the Temporary Reduction Expiration Time were accepted by us at the reduced $6.00 per share exercise price, and one share of our registered common stock per warrant was issued to the exercising warrant holder. After the Temporary Reduction Expiration Time, the exercise price of the public warrants automatically reverted to the warrant exercise price of $7.80 per share included in the original terms of the public warrants and the reduced exercise price was no longer in effect. Except for the reduced $6.00 per share exercise price of the warrants during the Temporary Reduction Expiration Time, the terms of the public warrants remain unchanged. During the Temporary Reduction Expiration Time, 1,196,471 public warrants, or approximately 74% of the outstanding public warrants were exercised at the reduced exercise price of $6.00 per share. The temporary reduction in the warrant exercise price generated net cash proceeds of approximately $6.6 million after fees associated with the temporary reduction in the warrant exercise price and offering expenses. During the period from January 1, 2014 through December 31, 2014, 600 public warrants were exercised at the warrant exercise price of $7.80 per share.

On January 5, 2015, in accordance with the amended and restated warrant agreement, we notified the holders of our outstanding public warrants that we had called our warrants for redemption. Each public warrant entitled the holder to purchase one share of the Company’s common stock at an exercise price of $7.80 per share. The public warrant holders had until February 4, 2015 to exercise their public warrants at $7.80 per share. The redemption resulted in 408,412, or approximately 99%, of our outstanding public warrants being exercised prior to the expiration time and generated cash proceeds of approximately $3.2 million. The remaining 4,002 public warrants that were not exercised by the expiration time were cancelled and redeemed for the sum of $0.01 per public warrant. In connection with the redemption of all outstanding public warrants, the trading of the Company’s public warrants was suspended and the warrants were delisted from the NASDAQ.

Acquisitions. One of our growth strategies is to focus on strategic acquisitions that enhance or expand our service offerings. For information on our recent acquisitions, please refer to the “Recent Acquisitions” section included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and such information is incorporated into this Item 1 by reference.

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

Expertise in local markets. To complement our vertical service model, we maintain 29 locations in the United States (“U.S.”). Each of our offices is staffed with licensed professionals who understand the local and regional markets in which they serve. Our local professionals are allowed to concentrate entirely on their local market client engagements while being supported by our shared services platform, under which we perform various back office support functions on a centralized basis.

Strong, long-term client relationships. Our combination of local market experience and professionals with expertise in multiple vertical service sectors has enabled us to develop strong relationships with our core clients. Some of our professionals have worked with our key clients for decades. For example, we have worked with San Diego Gas & Electric for over 30 years and are recognized as a preferred source of expertise by Caltrans. By serving as a long-term partner with our clients, we are able to gain a deep understanding of their overall business needs as well as the unique technical requirements of their projects. This increased understanding gives us the opportunity to provide superior value to our clients by allowing us to more fully assess and better manage the risks inherent in their projects.

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

Industry-recognized quality of service. We believe that we have developed a strong reputation for quality service based upon our industry-recognized depth of experience, ability to attract and retain quality professionals, and expertise across multiple service sectors. During the past several years, we received many industry certificates, awards, and national rankings, including:

●	2014 Environmental Business Journal Achievement Award in Mergers & Acquisitions;	●	2011 Engineering News-Record Top 100 Construction Management-for-Fee Firms (ranked by construction-specific revenue);
●	2013 Environmental Business Journal Achievement Award in Mergers & Acquisitions;	●	2011 Sacramento Regional Transit District: Transit Oriented Design of the Year; and
●	2013/2012 Advisory Board at Harvard Graduate School of Design for Sustainable Infrastructure;	●	2010 Engineering News-Record: Best of the Best Government Building Award.
●	2013/2012 Northwestern Kellogg Graduate School – Visiting Faculty;
●	2011 Engineering News-Record Top 500 Design Firms (ranked by design-specific revenue);

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

Continue to focus on public sector clients while building private sector client capabilities. We have historically derived the majority of our revenue from public and quasi-public sector clients. For the years ended December 31, 2014 and 2013, approximately 55% and 67%, respectively, of our gross revenues were attributable to public and quasi-public sector clients. Even during unsteady economic periods, we have capitalized on public sector business opportunities resulting from outsourcing initiatives, continued efforts to address the challenges presented by the nation’s aging infrastructure system, and the need to provide solutions for transportation, energy, water, and waste water requirements. However, we also seek to obtain additional clients in the private sector, which typically experiences greater growth during times of economic expansion, by networking, participating in certain organizations, and monitoring private project databases. We will continue to pursue private sector clients when such opportunities present themselves. We believe our ability to service the needs of both public and private sector clients gives us the flexibility to seek and obtain engagements regardless of the current economic conditions.

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

Forensic consulting. In the event of damage to a structure by natural or man-made causes, our professional staff is qualified to provide forensic consulting and analysis as well as expert witness services. We provide a wide variety of forensic consulting services, including studies related to water intrusion, building code compliance, and claims involving insurance.

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

For more information on our recent acquisitions, please refer to the “Recent Acquisitions” section included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Key Clients and Projects

We currently serve over 800 different clients. While our ten largest clients accounted for approximately 43% and 46% of our gross revenues during the years ended December 31, 2014 and 2013, respectively, approximately 21% and 28% of gross revenues for the years ended December 31, 2014 and 2013, respectively, are from two clients. Although we serve a highly diverse client base, for the years ended December 31, 2014 and 2013, approximately 55% and 67%, respectively, of our gross revenues were attributable to public and quasi-public sector clients. In this regard, public sector clients include U.S. federal, state, and local government departments, agencies, systems, and authorities, including the U.S. Department of Defense, transportation agencies, educational systems, and public housing authorities, while quasi-public sector clients include utility service providers, energy producers, and healthcare providers. Of our private sector clients, our largest clients are contractors, construction engineering firms, and institutional property owners.

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

Employees

As of December 31, 2014, we had 649 employees, including 549 full-time employees, which include 146 licensed engineers and other professionals. We have been able to locate and engage highly qualified employees as needed and do not expect our growth efforts to be constrained by a lack of qualified personnel. We consider our employee relations to be good.

Backlog

As of December 31, 2014, we had approximately $82.1 million of gross revenue backlog expected to be recognized over the next 12 months, compared to gross revenue backlog of approximately $60.2 million as of December 31, 2013. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized in its entirety or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

We believe our principal competitors include the following firms (in alphabetical order): AECOM Technology Corporation (NYSE: ACM), AMEC plc (LSE: AMEC), Bureau Veritas (PAR: BVI), Hill International, Inc. (NYSE: HIL), Intertek Group plc (LSE:ITRK), Jacobs Engineering Group Inc. (NYSE: JEC), Kleinfelder & Associates, Professional Service Industries, Inc., Stantec Inc. (TSE: STN), Terracon Consultants, Inc., Tetra Tech, Inc. (NASDAQ: TTEK), TRC Companies, Inc. (NYSE: TRR), Willdan Group (NASDAQ: WLDN), and WS Atkins plc (LSE:ATK).

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

Access to Information

Our Internet address is www.nv5.com. We make available at this address, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website, our corporate governance documents, including our code of conduct and ethics. In this Annual Report on Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC and will be available, free of charge, on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our website. Information contained on our website is not part of, or incorporated into, this Annual Report on Form 10-K.

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

We depend on the continued services of Mr. Dickerson Wright, our Chairman and Chief Executive Officer. We cannot assure you that we will be able to retain the services Mr. Wright.

We are dependent upon the efforts and services of Mr. Dickerson Wright, our Chairman and Chief Executive Officer, because of his knowledge, experience, skills, and relationships with major clients and other members of our management team. The loss of the services of Mr. Wright for any reason could have an adverse effect on our operations.

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

For the years ended December 31, 2014 and 2013, approximately 55% and 67%, respectively, of our gross revenues were attributable to public and quasi-public sector clients, of which approximately 78% and 81% for the years ended December 31, 2014 and 2013, respectively, were attributable to public and quasi-public sector clients in California. A significant amount of our revenues are derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have had funding appropriated.

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

The state of California had experienced, and may continue to experience, budget shortfalls and other related budgetary issues and constraints. The state of California has historically been and is considered to be a key geographic region for our business, as approximately 45% and 65% of our gross revenues for the years ended December 31, 2014 and 2013, respectively, came from California-based projects. Ongoing uncertainty as to the timing and accessibility of budgetary funding, changes in state funding allocations to local agencies and municipalities, or other delays in purchasing for, or commencement of, projects may have a negative impact on our gross revenues and net income.

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

Our ten largest clients accounted for approximately 43% and 46% of our consolidated revenue for the years ended December 31, 2014 and 2013, respectively, whereby two clients represented approximately 21% and 28% of our gross revenue for the years ended December 31, 2014 and 2013, respectively. The loss of, or reduction in orders from, these clients could have a material adverse effect on our business, financial condition, and results of operations.

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

●

assume liabilities, including environmental liabilities, for which we do not have indemnification from the former owners, as was the case in our acquisition of NV5, or have indemnification that may be subject to dispute or concerns regarding the creditworthiness of the former owners;

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

Fixed-price contracts require us to either perform all work under the contract for a specified lump sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. For the years ended December 31, 2014 and 2013, approximately 10% and 11%, respectively of our revenue was recognized under fixed-price contracts. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform, and economic or other changes that may occur during the contract period. Losses under fixed-price contracts could be substantial and adversely impact our results of operations.

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

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. We face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. For the years ended December 31, 2014 and 2013, approximately 21% and 28% of gross revenues are from two clients. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our ability to collect our receivables and, ultimately, our revenues and results of operations.

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

We account for some of our contracts on the percentage-of-completion method of revenue recognition. These contracts accounted for approximately 10% and 11% of our revenue for the years ended December 31, 2014 and 2013, respectively. Generally, our use of this method results in recognition of revenue and profit ratably over the life of the contract based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, including the achievement of award fees as well as the impact of change orders and claims, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenue and profit.

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

As of December 31, 2014, we had approximately $82.1 million of gross revenue backlog expected to be recognized over the next 12 months. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

We depend on contractors and subcontractors in conducting our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, client concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a subcontract. In addition, if any of our subcontractors fail to deliver on a timely basis the agreed-upon supplies, fail to perform the agreed-upon services, go out of business, or fail to perform on a project, then our ability to fulfill our obligations as a prime contractor may be jeopardized and we may be contractually responsible for the work performed by those contractors or subcontractors. The absence of qualified subcontractors with which we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts. Historically, our relationship with our contractors and subcontractors has been good, and we have not experienced any material failure of performance by our contractors and subcontractors. During the years ended December 31, 2014 and 2013, the utilization of contractors or subcontractors generated approximately 15% and 18%, respectively, of our gross revenues.

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

In this regard, the agreement pursuant to which we acquired NV5, Inc. (formerly known as Nolte Associates, Inc.) did not include representations and warranties regarding the business being acquired or any indemnification provisions or other assurances from the seller regarding NV5, Inc. In the event any unforeseen matters arise, whether regarding the permits and authorizations required to run the NV5, Inc business, filing of tax returns and payment of associated taxes, or the existence or extent of any contingent liabilities of the NV5, Inc business (including third-party claims to which NV5, Inc may be subject in the future including regarding professional liability for work performed prior to our acquisition of NV5, Inc), we would be materially adversely affected if we were required to pay damages or incur defense costs in connection with a claim for which no such indemnity has been provided. In this regard, in 2011, the California Franchise Tax Board (“CFTB”) initiated an examination of the state of California tax filings and raised questions about certain research and development tax credits generated and included on the tax returns of an acquired company for the years 2005 to 2009. We have been responding to inquiries generated by the CFTB regarding their agreed upon sample of contracts. During the fourth quarter of 2014, we received in writing some correspondence from the CFTB on this matter. There has been no final determination from the CFTB as to their acceptance of the filed tax credit. An extension was executed in March 2015, which extended the statute of limitations through September 2016 on the exam period. As a result of this correspondence received in the fourth quarter of 2014 from the CFTB, we concluded it would be prudent to record a reserve of $550 for the year ended December 31, 2014 which impacted the effective income tax rate.

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

We are highly dependent on information and communications systems. System failures, security breaches or cyber-attacks of networks or systems could significantly disrupt our business and operations and negatively affect the market price of our common stock.

Our business is highly dependent on communications and information systems. These systems are primarily operated by third-parties and, as a result, we have limited ability to ensure their continued operation. In the event of systems failure or interruption, we will have limited ability to affect the timing and success of systems restoration. Any failure or interruption of our systems could cause delays or other problems in the delivery of our services, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock.

We rely on information technology systems, networks and infrastructure in managing our day-to-day operations. Despite cyber-security measures already in place, our information technology systems, networks and infrastructure may be vulnerable to deliberate attacks or unintentional events that could interrupt or interfere with their functionality or the confidentiality of our information. Our inability to effectively utilize our information technology systems, networks and infrastructure, and protect our information could adversely affect our business.

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

Our Chairman and Chief Executive Officer owns a large percentage of our voting stock, which may allow him to have a significant influence on all matters requiring stockholder approval.

Mr. Dickerson Wright, our Chairman and Chief Executive Officer, beneficially owned 2,179,127 shares, or approximately 34.3% of our common stock on a fully diluted basis as of March 23, 2015. Accordingly, Mr. Wright has the power to significantly influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including decisions regarding mergers, going private transactions, and other extraordinary transactions, and to significantly influence the terms of any of these transactions. Although Mr. Wright owes us and our stockholders certain fiduciary duties as a director and an executive officer, Mr. Wright could take actions to address his own interests, which may be different from those of our other stockholders.

As an emerging growth company within the meaning of the Securities Act, we will utilize certain modified disclosure requirements, and we cannot be certain whether these reduced requirements will make our securities less attractive to investors.

We are an emerging growth company within the meaning of the rules under the Securities Act. We plan in current and future filings with the SEC to utilize, the modified disclosure requirements available to emerging growth companies, including reduced disclosure about our executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a nonbinding advisory vote on executive compensation. In addition, we will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act, including the additional testing of our internal control over financial reporting as may occur when outside auditors attest as to our internal control over financial reporting. For example, we will not have to provide an auditor’s attestation report on our internal controls in this Annual Report on Form 10-K for the year ended December 31, 2014, or in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. As a result, our stockholders may not have access to certain information they may deem important.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

We will incur increased costs as a result of being a public company, and the requirements of being a public company may divert management’s attention from our business.

As a result of our initial public offering, we became a public company and our securities are listed on NASDAQ. As such, we are required to comply with laws, regulations, and requirements that we did not need to comply with as a private company, including certain provisions of the Sarbanes-Oxley Act and related SEC regulations, as well as the requirements of NASDAQ. Compliance with the requirements of being a public company have required us to increase our operating expenses in order to pay our employees, legal counsel, and accountants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, in connection with Section 404(a) of the Sarbanes-Oxley Act, management was required to deliver a report that assessed the effectiveness of our internal control over financial reporting beginning with the Annual Report on Form 10-K for the year ended December 31, 2013. However, in connection with Section 404(b) of the Sarbanes-Oxley Act, our auditors are not required to attest to our internal controls over financial reporting until we no longer qualify as an emerging growth company under the JOBS Act or as a smaller reporting company, as defined in Exchange Act Rule 12b-2. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. Furthermore, we might not be able to retain our independent directors or attract new independent directors for our committees.

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

We currently do not pay dividends and do not intend to pay dividends on our shares of Common Stock in the foreseeable future and, consequently, your only current opportunity to achieve a return on your investment is if the price of our shares appreciates.

We currently do not pay dividends and do not expect to pay dividends on our shares of common stock in the foreseeable future and intend to use cash to grow our business. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as the extent to which our financing arrangements permit the payment of dividends, earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors. Consequently, your only current opportunity to achieve a return on your investment in us will be if the market price of our common stock appreciates.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.     PROPERTIES.

Our principal executive offices are located in approximately 11,700 square feet of office space that we lease at 200 South Park Road, Suite 350, Hollywood, Florida. In addition, we lease office space in 29 other locations in California, Colorado, Florida, Pennsylvania, New Jersey, Ohio, Massachusetts, Utah and Wyoming. In total, our facilities contain approximately 161,000 square feet of office space and are subject to leases that expire through 2021. We do not own any real property. Our lease terms vary from month-to-month to multi-year commitments. We do not consider any of these leased properties to be materially important to us. While we believe it is necessary to maintain offices through which our services are coordinated, we feel there are an ample number of available office rental properties that could adequately serve our needs should we need to relocate or expand our operations.

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

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 26, 2013, we priced our initial public offering of 1,400,000 units. Each unit was sold at an offering price of $6.00 per unit and consisted of one share of the Company’s common stock and one warrant to purchase one share of our common stock at an exercise price of $7.80 per share. The units began trading on NASDAQ on March 27, 2013 and traded solely as units through September 26, 2013. On September 27, 2013 (the “Separation Date”), the common stock and warrants underlying our units automatically separated from the units and began trading separately on NASDAQ under the symbols “NVEE” and “NVEEW”, respectively. Each warrant entitled the holder to purchase from us one share of our common stock at an exercise price of $7.80 beginning on the Separation Date, provided that there was an effective registration statement in effect covering the shares of common stock underlying the warrants.

On January 5, 2015, in accordance with the amended and restated warrant agreement, we notified the holders of our outstanding public warrants that we have called our warrants for redemption. Each public warrant entitled the holder to purchase one share of common stock at an exercise price of $7.80 per share. The public warrant holders had until February 4, 2015 to exercise their public warrants at $7.80 per share. The redemption resulted in 408,412, or approximately 99%, of the outstanding public warrants being exercised prior to the expiration time and generated cash proceeds to the Company of approximately $3.2 million. The remaining 4,002 public warrants that were not exercised by the expiration time were cancelled and redeemed for the sum of $0.01 per public warrant. In connection with the redemption of all outstanding public warrants, the trading of the Company’s warrants was suspended and the warrants were delisted from the NASDAQ.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per unit as reported on the NASDAQ for the period from March 27, 2013 (the first day on which our units began trading) through September 26, 2013 (the day on which our units ceased trading), and our common stock and warrants for the period from September 27, 2013 (the first day on which our common stock and warrants began trading) through December 31, 2014.

	Units		Common Stock		Warrants
Fiscal 2014:	High	Low	High	Low	High	Low
First Quarter	N/A	N/A	$9.92	$7.52	$3.47	$2.07
Second Quarter	N/A	N/A	$10.43	$9.00	$3.37	$2.69
Third Quarter	N/A	N/A	$10.08	$9.00	$3.40	$2.74
Fourth Quarter	N/A	N/A	$14.70	$8.80	$7.40	$2.70

	Units		Common Stock		Warrants
Fiscal 2013:	High	Low	High	Low	High	Low
First Quarter (1)	$6.42	$6.09	N/A	N/A	N/A	N/A
Second Quarter	$8.49	$5.90	N/A	N/A	N/A	N/A
Third Quarter (2)	$9.60	$7.90	$7.70	$7.70	$2.25	$2.25
Fourth Quarter	N/A	N/A	$9.03	$7.00	$3.75	$1.00

“N/A” means not applicable.

(1)	Beginning on March 27, 2013 with respect to the Company’s units.
(2)	Ending on September 26, 2013 with respect to the Company’s units and beginning on September 27, 2013 with respect to the Company’s common stock and warrants.

Holders

As of March 23, 2015, there were 168 holders of record of our common stock. These numbers do not include beneficial owners whose shares are held in “street name.”

Dividends

We have not paid cash dividends on our common stock and do not expect to do so in the foreseeable future, as we intend to retain all earnings to provide funds for the operation and expansion of our business.

Recent Sales of Unregistered Securities

As disclosed elsewhere in this Annual Report on Form 10-K, during fiscal year 2014, we issued the following securities that were not registered under the Securities Act:

In November 2014, we issued 21,978 shares of our common stock as partial consideration for our November 2014 acquisition of Zollinger Buric, Inc., an Ohio Corporation and Buric Global LLC, an Ohio Limited Liability Company. We issued these shares in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Issuer Purchase of Equity Securities

None.

ITEM 6.    SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, those described under “Item 1A. Risk Factors.” Amounts presented in thousands, except per share data.

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

NV5 Global, Inc. (formerly known as NV5, Inc.)(“NV5 Global”) was incorporated as a Delaware corporation in 2009.  NV5, Inc. (formerly known as Nolte Associates, Inc.) (“NV5”), which began operations in 1949, was incorporated as a California corporation in 1957, and was acquired by NV5 Global in 2010.  In March 2010, NV5 Global acquired the construction quality assurance operations of Bureau Veritas North America, Inc.  In October 2011, NV5 Global and NV5 completed a reorganization transaction in which NV5 Holdings, Inc. was incorporated as a Delaware corporation, acquired all of the outstanding shares of NV5 Global and NV5, and, as a result, became the holding company under which NV5, NV5 Global and the Company's other subsidiaries conduct business. NV5, LLC, (formerly known as AK Environmental, LLC) (“NV5, LLC”).

Recent Acquisitions

The aggregate value of all consideration for our acquisitions consummated during the years ended December 31, 2014 and 2013 was approximately $10,100 and approximately $3,300, respectively, before any fair value adjustments.

On January 31, 2014, we acquired certain assets of Air Quality Consulting Inc. (“AQC”) located in Tampa, Florida, which specializes in occupational health, safety and environmental consulting. The purchase price of up to $815 consisted of $250 in cash, a $300 non-interest bearing promissory note and $150 of our common stock (18,739 shares) as of the closing date. The purchase price also included a non-interest bearing earn-out of $115 payable in cash, subject to the achievement of a certain agreed upon metric for calendar year 2014, and is payable on April 1, 2015. The earn-out payment was recorded at estimated fair value based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. AQC did not meet the agreed upon metric and as of December 31, 2014, the estimated fair value of this contingent consideration was $0. The purchase price included a $300 uncollateralized non-interest bearing promissory note, with an imputed interest rate of 3.75%. The note is payable in two equal payments of $150 due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition. The carrying value of this note was approximately $294 as of December 31, 2014.

On March 21, 2014, we acquired all of the outstanding equity interests of NV5, LLC, a North Carolina limited liability company (formerly known as AK Environmental, LLC), a natural gas pipeline inspection, construction management and environmental consulting firm, primarily servicing the Northeast, Mid-Atlantic and Southeast United States. The purchase price of $7,000 included $3,500 in cash, a $3,000 promissory note (bearing interest at 3.0%), payable in three installments of $1,000 due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition, and $500 of our common stock (64,137 shares) as of the closing date of the acquisition.

On June 30, 2014, we acquired certain assets of Owner’s Representative Services, Inc. (“ORSI”), a program management firm specializing in healthcare facilities development and construction projects. The purchase price of up to $1,300 consisted of $400 in cash, a $450 non-interest bearing promissory note, and $150 of our common stock (14,918 shares) as of the closing date, which were issued in July 2014. The purchase price also included a non-interest bearing earn-out of $300 payable in cash and the Company’s common stock, subject to the achievement of a certain agreed upon metric for calendar year 2014, and is payable on March 31, 2015. The earn-out payment was recorded at its estimated fair value based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. During 2014, the agreed upon metric was met and the earn-out was achieved. As of December 31, 2014, the estimated fair value of this contingent consideration is approximately $285. The purchase price also included a $450 uncollateralized non-interest bearing promissory note, with an imputed interest rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition. The carrying value of this note was approximately $434 as of December 31, 2014.

On November 3, 2014, we acquired certain assets of Zollinger Buric, Inc. an Ohio corporation and Buric Global LLC., an Ohio limited liability company (collectively the “Buric Companies”) The Buric Companies are based in Cleveland, Ohio. The Buric Companies provide program management and construction claims consulting services, as well as building information modeling, critical path scheduling, surety consulting, and litigation support. The purchase price of up to $1,000, included a $300 uncollateralized 3% interest bearing promissory note. The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition.

On August 12, 2013, we acquired certain assets and assumed certain liabilities of Dunn Environmental, Inc (“Dunn”). The purchase price consisted of an uncollateralized promissory note in the aggregate principal amount of approximately $92, bearing interest at 4.0%, payable in two equal payments of approximately $46 each due on the first and second anniversaries of August 12, 2013, the effective date of the acquisition. The outstanding balance of this note was $46 and $92 as of December 31, 2014 and December 31, 2013, respectively.

On July 8, 2013, we acquired certain assets and assumed certain liabilities of the Tampa, Florida division of Pitman-Hartenstein & Associates (“PHA”). The purchase price included an uncollateralized promissory note in the aggregate principal amount of $168, bearing interest at 4.0%, payable in two equal payments of $84 each due on December 31, 2013 and December 31, 2014. The outstanding balance of this note was $0 and $84 as of December 31, 2014 and December 31, 2013, respectively.

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners (“Consilium”). The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200, bearing interest at 4.0%, payable in three equal payments of approximately $67 each, and due on the first, second and third anniversaries of April 30, 2013, the effective date of the acquisition,. The outstanding balance of this note was $133 and $200, as of December 31, 2014 and December 31, 2013, respectively.

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaderabek Company (“Kaco”). The purchase price included a note in the aggregate principal amount of $2,000 (the “Kaco Note”), bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter, which is payable as follows: $500 due by (and paid on) December 28, 2012 and three equal payments of $500 each due on the first, second and third anniversaries of July 27, 2012, the effective date of the acquisition. As of December 31, 2014 and December 31, 2013, the actual interest rate was 2.58%. The outstanding balance of the Kaco Note was $500 and $1,000 as of December 31, 2014 and December 31, 2013, respectively.

Key Trends, Developments and Challenges

Initial public offering. On March 26, 2013, the Company priced its initial public offering of 1,400,000 units. Each unit was sold at an offering price of $6.00 per unit and consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share. The units began trading on the NASDAQ Capital Markets (“NASDAQ”) on March 27, 2013 and traded solely as units through September 26, 2013. The units sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-186229), which was declared effective by the SEC on March 26, 2013. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units, solely to cover over-allotments. The closing of the offering occurred, and was recorded, on April 2, 2013, upon which we received net proceeds of approximately $8,1000 after deducting fees associated with the initial public offering and issued 1,610,000 units. In addition, upon closing, the underwriter received a warrant to acquire up to 140,000 units at an exercise price of $7.20 per unit. The underwriter can exercise these warrants until March 26, 2016, at which time the exercise option expires. Each of these units consist of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share.

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

On September 27, 2013, the warrants became exercisable at an exercise price of $7.80 per share. The warrant exercise period expires on March 27, 2018 or earlier upon our redemption.

On September 27, 2013 and continuing until October 11, 2013 (the “Temporary Reduction Expiration Time”), we temporarily reduced the exercise price of all of our outstanding public warrants from $7.80 per share to $6.00 per share. All such warrants properly exercised in accordance with their respective terms prior to the Temporary Reduction Expiration Time were accepted by the Company at the reduced $6.00 per share exercise price and one share of the Company’s registered common stock per warrant was issued to the exercising warrant holder. After the Temporary Reduction Expiration Time, the exercise price of the public warrants automatically reverted to the warrant exercise price of $7.80 per share included in the original terms of the public warrants and the reduced exercise price was no longer in effect. Except for the reduced $6.00 per share exercise price of the warrants during the Temporary Reduction Expiration Time, the terms of the public warrants remain unchanged. During the Temporary Reduction Expiration Time, 1,196,471 public warrants, or approximately 74% of the outstanding public warrants were exercised at the reduced exercise price of $6.00 per share. The temporary reduction in the warrant exercise price generated net cash proceeds to the Company of approximately $6,6000 after fees associated with the temporary reduction in the warrant exercise price and offering expenses.

On January 5, 2015, in accordance with the amended and restated warrant agreement, we notified the holders of our outstanding public warrants that we had called our warrants for redemption. Each public warrant entitled the holder to purchase one share of the Company’s common stock at an exercise price of $7.80 per share. The public warrant holders had until February 4, 2015 to exercise their public warrants at $7.80 per share. The redemption resulted in 408,412, or approximately 99%, of our outstanding public warrants being exercised prior to the expiration time and generated cash proceeds of approximately $3,200. The remaining 4,002 public warrants that were not exercised by the expiration time were cancelled and redeemed by us for the sum of $0.01 per public warrant. In connection with the redemption of all outstanding public warrants, the trading of our public warrants was suspended, and the warrants were delisted from the NASDAQ.

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

Tax credit dispute. In 2011, the California Franchise Tax Board (“CFTB”) initiated an examination of the state of California tax filings and raised questions about certain research and development tax credits generated and included on the tax returns of an acquired company for the years 2005 to 2009. We have been responding to inquiries generated by the CFTB regarding their agreed upon sample of contracts. During the fourth quarter of 2014, we received in writing some correspondence from the CFTB on this matter. As a result of this correspondence received in the fourth quarter from the CFTB, we concluded it would be prudent to record a reserve of $550 for the year ended December 31, 2014, which impacted the effective income tax rate. There has been no final determination from the CFTB as to their acceptance of the filed tax credit. An extension was executed in March 2015, which extended the statute of limitations through September 2016 on the exam period.

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

For the years ended December 31, 2014 and 2013, cost-reimbursable contracts represented approximately 90% of our total revenues.

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

For the years ended December 31, 2014 and 2013, fixed-price contracts represented approximately 10% of our total revenues.

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

Factors Affecting Comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Recent Acquisitions

On November 3, 2014, we acquired certain assets and assumed certain liabilities of the Buric Companies. As a result of this acquisition, we commenced recognizing the Buric Companies’ results of operations during the fourth quarter of 2014, primarily affecting the comparability of fiscal year 2014 to fiscal year 2013.

On June 30, 2014, we acquired certain assets and assumed certain liabilities of ORSI. As a result of this acquisition, we commenced recognizing ORSI’s results of operations during the third quarter of 2014, primarily affecting the comparability of fiscal year 2014 to fiscal year 2013.

On January 31, 2014 and March 21, 2014, we acquired certain assets and assumed certain liabilities of AQC and AK, respectively. As a result of these acquisitions, we commenced recognizing the acquired companies’ results of operations during the first quarter of 2014, primarily affecting the comparability of fiscal year 2014 to fiscal year 2013.

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn. Dunn specializes in environmental and hydrogeology sciences in Northern California. As a result of this acquisition in 2013, we commenced recognizing revenues and amortizing intangible assets during the third quarter of 2013, primarily affecting the comparability of fiscal year 2014 to fiscal year 2013.

On July 8, 2013, we acquired certain assets and assumed certain liabilities of the Tampa, Florida division of Pitman-Hartenstein & Associate, which specializes in transportation infrastructure engineering. As a result of this acquisition in 2013, we commenced recognizing revenues and amortizing intangible assets during the third quarter of 2013, primarily affecting the comparability of fiscal year 2014 to fiscal year 2013.

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium, a 20-person owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners. As a result of this acquisition in 2013, we commenced recognizing revenues and amortizing intangible assets during the second quarter of 2013, primarily affecting the comparability of fiscal year 2014 to fiscal year 2013.

Public Company Expenses

As a result of our initial public offering, we became a public company and our securities are listed on NASDAQ. As such, we are required to comply with laws, regulations, and requirements that we did not need to comply with as a private company, including certain provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and related Securities and Exchange Commission (the “SEC”) regulations, as well as the requirements of NASDAQ. Compliance with the requirements of being a public company have required us to increase our operating expenses in order to pay our employees, legal counsel, and accountants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, being a public company has made it more expensive for us to obtain director and officer liability insurance.

Stock-Based Compensation

In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of December 31, 2014, 537,910 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors.

During the year ended December 31, 2014, we granted from the 2011 Equity Plan 116,794 restricted shares and units of common stock, to management, employees, and non-employee directors with an aggregate deferred compensation amount of approximately $1,100. The fair value of these shares and units is based on the quoted market values of our common stock as of the grant dates, which is a weighted-average of $9.17, per share. The restricted shares of common stock granted generally provide for service-based vesting after three years following the grant date.

During the year ended December 31, 2013, we granted from the 2011 Equity Plan 104,914 restricted shares and units of common stock, to management, employees, and non-employee directors with an aggregate deferred compensation amount of approximately $827. The fair value of these shares and units is based on the quoted market values of our common stock as of the grant dates, which is a weighted-average of $7.88, per share. The restricted shares of common stock granted generally provide for service-based vesting after three years following the grant date.

Share-based compensation expense relating to restricted stock awards during the years ended December 31, 2014 and 2013 was $752 and $365, respectively. As of December 31, 2014 and 2013, no shares or units have vested since the 2011 Equity Plan inception, and approximately $1,265 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years is unrecognized at December 31, 2014.

Jumpstart Our Business Startups Act of 2012

We are an emerging growth company within the meaning of the rules under the Securities Act, and we will utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, we will not have to provide an auditor’s attestation report on our internal controls in this Annual Report of Form 10-K for the year ended December 31, 2014 and in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. The JOBS Act also permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by issuers. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles in the U.S. ("GAAP"). During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements. Our estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in our consolidated financial statements relate to the revenue recognition on the percentage-of-completion method, reserves for professional liability claims, allowances for doubtful accounts, valuation of our intangible assets, contingent consideration and income taxes.

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

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques, and weights the results accordingly. We are required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared to the carrying value of its reporting unit goodwill to determine the appropriate impairment charge, if any. We have elected to perform our annual goodwill impairment review on August 1 of each year. On August 1, 2014 and 2013, we conducted our annual impairment tests on the goodwill using the quantitative method of evaluating goodwill. Based on these quantitative analyses we determined the fair value of each of our reporting units exceeded the carrying value of the reporting unit. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2014 and 2013. There were no indicators, events or changes in circumstances to indicate that goodwill was impaired during the years ended December 31, 2014 and 2013.

Identifiable intangible assets primarily include customer backlog, customer relationships, tradenames and non-compete agreements. Amortizable intangible assets are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company did not recognize an impairment charge relating to amortizable intangible assets during the years ended December 31, 2014 and 2013.

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

The Company recognizes the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. In evaluating the amount, if any, of the consolidated financial statement benefit of a tax position, management is also required to make assumptions and to apply judgment. The Company applies the uncertain tax position guidance to all tax positions for which the statute of limitations remains open. Fiscal years 2005 through 2014 are considered open tax years in the State of California and 2011 through 2014 in the U.S. federal jurisdiction and other state jurisdictions. Our policy is to classify interest accrued as interest expense and penalties as operating expenses.

Results of Operations

The following table represents our condensed results of operations for the periods indicated (in thousands of dollars and as of a percentage of gross revenues):

	Years Ended December 31,
	2014		2013

Gross revenues	$108,382	100.0%	$68,232	100.0%

Direct costs	63,201	58.3%	33,416	49.0%

Gross profit	45,181	41.7%	34,816	51.0%

Operating expenses	36,938	34.1%	30,920	45.3%

Income from operations	8,243	7.6%	3,896	5.7%

Other expense (net)	(274)	-0.3%	(263)	-0.4%

Income tax expense	(3,076)	-2.8%	(874)	-1.3%

Net income	$4,893	4.5%	$2,759	4.0%

Year ended December 31, 2014 compared to year ended December 31, 2013

Gross revenues.

Our revenues increased approximately $40,200 or approximately 58.8%, for the year ended December 31, 2014, compared to the same period in 2013. The increase in revenues is due primarily to organic growth from our existing platform as well as the contribution from various acquisitions completed in 2014. Excluding revenues from acquisitions closed during 2014, our revenues increased approximately $12,800, or approximately 18.7%, for the year ended December 31, 2014, compared to the same period in 2013. We are currently unaware of delays in current projects and therefore are not anticipating such to influence future revenues. Such revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Direct costs.

Our direct costs increased approximately $29,800, or approximately 89.16%, for the year ended December 31, 2014, compared to the same period in 2013. The increase in direct costs compared to the same period in 2013 is primarily due to an increase in our utilization of billable employees in 2014 and direct costs incurred from operations of businesses acquired after December 31, 2013. Excluding direct costs from acquisitions closed during 2014, our direct costs increased approximately $8,200, or approximately 24.5%, for the year ended December 31, 2014, compared to the same period in 2013. Direct costs of contracts include direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both gross revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

As a percentage of gross revenues, direct costs of contracts were 58.3%, for the year ended December 31, 2014, as compared to 49.0% for the same period in 2013. Our gross profit percentage was 41.7% for the year ended December 31, 2014, as compared to 51.0% for the same period in 2013. The decrease in gross profit percentage for the year ended December 31, 2014, was primarily due to the gross profit margin generated by the recently acquired NV5, LLC. NV5, LLC is a technical staffing business in the energy industry, which is generally a high volume and lower margin business. However, the administrative overhead costs (i.e., indirect labor, facilities costs, etc.) for this type of operation are typically lower than our other service lines. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors, including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. As revenues from sub-consultant costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and income from operations.

Operating expenses.

Our operating expenses increased approximately $6,018, or 19.5%, for the year ended December 31, 2014, compared to the same period in 2013. The increase in operating expenses was due to integration costs from businesses acquired subsequent to December 31, 2013. Operating expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and all employee benefits and the portion of salaries and wages not allocated to direct costs of revenues. Operating expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees, and administrative operating costs. We expense operating costs when incurred. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs. Therefore, when our professional services revenues increase or decrease, it is not unusual to see a corresponding change in operating expenses.

As a percentage of revenues, operating expenses were 34.1%, for the year ended December 31, 2014, as compared to 45.3%, for the same period in 2013. This decrease was the result of the increase in utilization of our professional staff compared to the same period last year, internal focus on performance optimization and the scalability of operations.

Other expenses, net.

Our other expenses, net, increased by approximately $11, compared to the same period in 2013. Other expenses consist of interest expense on our outstanding debt. The change in other expenses was primarily due to the increase in the average principal amount of outstanding debt during 2014, compared to the same period in 2013.

 Income taxes.

Our consolidated effective income tax rate was 38.6% for the year ended December 31, 2014. The difference between the effective tax rate and the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction and research and development credits as well as higher tax deductions realized on our 2013 federal and state tax returns filed during the third quarter of 2014 offset by $550 of additional income tax provision related to research and development tax credits from an acquired company. Our consolidated effective income tax rate was 24.1% for the year ended December 31, 2013. The reduction in the effective tax rate compared to the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction as well as higher tax deductions realized on our 2012 federal and state tax returns filed during the third quarter of 2013. The effective tax rate for the year ended December 31, 2013 also includes the discrete federal tax benefit of $168 related to the retroactive legislative reinstatement on January 2, 2013 of the research and development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, our lines of credit, and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, and acquisition expenditures. We believe our sources of liquidity, including cash flow from operations, existing cash and cash equivalents, proceeds from our recent initial public offering, proceeds from the exercise of warrants issued in connection therewith, and borrowing capacity under our credit facilities will be sufficient to meet our projected cash requirements for at least the next twelve months. This includes the increased operating expenses we began to incur in April 2013 and will continue to incur in connection with our change in status to a publicly traded company, such as financial and accounting personnel we have hired or will hire and our planned strategic acquisition activity for at least the next twelve months. We will monitor our capital requirements thereafter to ensure our needs are in line with available capital resources.

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

Cash Flows

As of December 31, 2014, our cash and cash equivalents totaled $6,900 and accounts receivable, net of allowance for doubtful accounts, totaled $27,015, compared to $13,900 and $16,700, respectively, on December 31, 2013. As of December 31, 2014, our accounts payable and accrued liabilities were $5,300 and $4,800, respectively, compared to $3,800 and $4,200, respectively, on December 31, 2013. Also, as of December 31, 2014, we had notes payable, stock repurchase obligations, and contingent considerations of $6,300, $900, and $900, respectively, including the current portions, compared to $4,200, $1,600 and $1,000, respectively, including the current portions, on December 31, 2013.

Operating activities

For the year ended December 31, 2014, net cash provided by operating activities amounted to $1,420 primarily attributable to net income of $4,900 which included non-cash charges of $2,000 from depreciation and amortization, and increases of $1,700 in accounts payable and accrued liabilities, which is offset by an increase of $7,600 in accounts receivable. During 2014, we made income tax payments of approximately $1,800.

For the year ended December 31, 2013, net cash provided by operating activities amounted to $3,400 primarily attributable to net income of $2,800 which included non-cash charges of $1,500 from depreciation and amortization, and increases of $1,000 in accounts payable and accrued liabilities partially offset by decreases of $1,800 in deferred and income taxes payable. During 2013, we made income tax payments of approximately $2,400, which included payment of 2012 income taxes as a result of our acquisition of NV5 during 2010 whereby NV5 was required to switch from a cash basis taxpayer to an accrual basis taxpayer. The phase-in period for this required tax accounting method change was completed in 2012.

Investing activities

For the year ended December 31, 2014, net cash used in investing activities amounted to $5,700 primarily resulting from cash used for our acquisitions during fiscal year 2014 and the purchase of property and equipment for our ongoing operations.

For the year ended December 31, 2013, net cash used in investing activities amounted to $2,100 primarily resulting from cash used for our acquisitions during fiscal year 2013 and the purchase of property and equipment for our ongoing operations.

Financing activities

For the year ended December 31, 2014, net cash used in financing activities amounted to $2,700 primarily attributable to cash used for scheduled repayments of $2,000 towards long-term debt, $700 in stock repurchase obligations, and payment of contingent consideration of $200.

For the year ended December 31, 2013, net cash provided by financing activities amounted to $10,300 primarily attributable to gross proceeds of $9,700 received from our initial public offering (as discussed elsewhere in this Annual Report on Form 10-K), which was partially offset by initial public offering costs paid of $1,600. Contributing to the net cash provided by financing activities was gross proceeds of $7,100 received from the exercise of our public warrants due to our temporary reduction in the exercise price of such warrants (as discussed elsewhere in this Annual Report on Form 10-K), which was partially offset by costs associated with the exercise of such warrants of $600. Also contributing to the net cash provided by financing activities were borrowings of $500 from the Line Facilities (defined below), offset by scheduled repayments of $4,100 towards long-term debt and $800 in stock repurchase obligations.

Financing

On January 31, 2014, we entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which was amended on September 3, 2014 and provides for a two-year, $8,000 revolving credit facility with a maturity date of January 31, 2016 (the “Credit Facility”). The interest rate is prime rate plus 0.50%, with a minimum of 3.75%. As of December 31, 2014, the actual interest rate was 3.75%. The Credit Facility contains a cross default and cross collateralization provision with the Term Loan (as defined below). The Credit Facility contains certain financial covenants, including an annual maximum debt to tangible net worth ratio of 3.00:1.00 as of December 31, 2014 and for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contains an annual minimum debt service coverage ratio equal to 1.50:1.00 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. The Credit Facility is guaranteed by (i) NV5 Global, (ii) NV5 and (iii) AK. The Credit Facility is secured by a first priority lien on substantially all of the assets of NV5 Holdings, Inc., NV5 Global, and NV5. In connection with entering into the Credit Facility, on January 31, 2014, the Company terminated its two credit facilities totaling $4,000 (the “Line Facilities”). As of December 31, 2014, the outstanding balance on the Credit Facility was $0.

We have a note payable to Western Alliance, with a maturity date of February 1, 2015 (the “Term Loan”). The Term Loan was amended on September 3, 2014 to adjust the guarantors and certain financial covenants. The interest rate on the Term Loan is at prime rate with a minimum of 4.50%. As of December 31, 2014 and 2013, the actual interest rate was 4.50% and 5.0%, respectively. The Term Loan is payable in monthly principal installments of $46 with a lump sum of the remaining principal balance outstanding due at maturity, which was repaid in full as of February 1, 2015. The Term Loan is collateralized by substantially all of the Company’s assets and is guaranteed by NV5 Holdings, Inc., NV5, and AK. As of December 31, 2014 and 2013, we had outstanding balances of approximately $300 and $1,100, respectively, in connection with the Term Loan. Subsequent to December 31, 2014, the remaining balance of the Term Loan was repaid in full.

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of December 31, 2014 and 2013, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, we pay quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured and is subordinated to the Term Loan, although we are permitted to make our periodic principal and interest payments. The outstanding balance of the Nolte Note was approximately $1,200 and $1,700 as of December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, there are stock repurchase obligations which represent notes payable for the repurchase of common stock of certain former non-controlling interests in NV5. These notes are unsecured and subordinated to bank debt and the maintenance of related debt covenants, and bear interest from 3.25% to 4.25%. The rates adjust annually based on the prime rate. The notes require quarterly interest and principal payments through their maturity dates, which range between 2014 and 2019. The outstanding balance of the stock repurchase obligation was $900 and $1,600 as of December 31, 2014 and 2013, respectively, including the current portions.

On January 31, 2014, we acquired certain assets of AQC. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $300 for which we have imputed interest at a rate of 3.75% (the “AQC Note”). This note is payable in two equal payments of $150 each, due on the first and second anniversaries of the effective date of January 31, 2014. The carrying value of the AQC Note was approximately $294 as of December 31, 2014.

On March 21, 2014, we acquired all of the outstanding equity interests of NV5, LLC. The purchase price included a $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of the effective date of March 21, 2014. The outstanding balance of the AK Note was approximately $3,000 as of December 31, 2014.

On June 30, 2014, we acquired certain assets of ORSI. The purchase price included an uncollateralized non-interest bearing promissory note in the principal amount of $450 (the “ORSI Note”), which has an imputed interest rate of 3.75%. The ORSI Note is payable in two equal payments of $225 each due on the first and second anniversaries of the effective date of June 30, 2014. The outstanding balance of the ORSI Note was $434 as of December 31, 2014.

On November 3, 2014, we acquired certain assets of the Buric Companies. The purchase price included a $300 uncollateralized 3% interest bearing promissory note. The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition.

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaderabek Company (“Kaco”). The purchase price included a note in the aggregate principal amount of $2,000 (the “Kaco Note”), bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter, which is payable as follows: $500 due by (and paid on) December 28, 2012 and three equal payments of $500 each due on the first, second and third anniversaries of the effective date of July 27, 2012. As of December 31, 2014 and 2013, the actual interest rate was 2.58%. The outstanding balance of the Kaco Note was $500 and $1,000 as of December 31, 2014 and 2013, respectively.

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200, bearing interest at 4.0%, payable in three equal payments of $67 each due on the first, second and third anniversaries of the effective date of April 30, 2013. The outstanding balance of this note was $133 and $200 as of December 31, 2014 and 2013, respectively.

On July 8, 2013, we acquired certain assets and assumed certain liabilities of the Tampa, Florida division of PH&A. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $168, bearing interest at 4.0%, payable in two equal payments of $84 each due on December 31, 2013 and December 31, 2014. The outstanding balance of this note was $0 and $84 as of December 31, 2014 and 2013, respectively.

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn. The purchase price consisted of an uncollateralized promissory note in the aggregate principal amount of approximately $92 (bearing interest at 4.0%), payable in two equal payments of approximately $46 each due on the first and second anniversaries of the effective date of August 12, 2013. The outstanding balance of this note was $46 and $92 as of December 31, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014 and 2013.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

NV5 Holdings, Inc.

We have audited the accompanying consolidated balance sheets of NV5 Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NV5 Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

March 27, 2015

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$6,872	$13,868
Accounts receivable, net of allowance for doubtful accounts of $845 and $1,320 as of December 31, 2014 and 2013, respectively	27,015	16,722
Prepaid expenses and other current assets	1,224	509
Deferred income tax assets	358	1,004
Total current assets	35,469	32,103
Property and equipment, net	1,625	1,310
Intangible assets, net	5,221	2,993
Goodwill	11,142	7,106
Other assets	810	639
Deferred income tax assets	1,123	724
Total Assets	$55,390	$44,875

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,335	$3,780
Accrued liabilities	4,763	4,189
Income taxes payable	1,157	765
Billings in excess of costs and estimated earnings on uncompleted contracts	277	401
Client deposits	121	111
Current portion of contingent consideration	618	333
Current portion of stock repurchase obligation	372	687
Current portion of notes payable	2,878	1,725
Total current liabilities	15,521	11,991
Contingent consideration, less current portion	323	638
Stock repurchase obligation, less current portion	563	935
Notes payable, less current portion	3,378	2,502
Total liabilities	19,785	16,066

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 45,000,000 shares authorized, 5,754,959 and 5,504,236 shares issued and outstanding as of December 31, 2014 and 2013, respectively	58	55
Additional paid-in capital	25,617	23,717
Retained earnings	9,930	5,037
Total stockholders’ equity	35,605	28,809
Total liabilities and stockholders’ equity	$55,390	$44,875

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except share data)

	Year Ended
	December 31,	December 31,
	2014	2013

Gross revenues	$108,382	$68,232

Direct costs:
Salaries and wages	36,976	19,619
Sub-consultant services	15,996	12,337
Other direct costs	10,229	1,460
Total direct costs	63,201	33,416

Gross Profit	45,181	34,816

Operating Expenses:
Salaries and wages, payroll taxes and benefits	22,887	19,373
General and administrative	8,865	6,708
Facilities and facilities related	3,198	3,325
Depreciation and amortization	1,988	1,514
Total operating expenses	36,938	30,920

Income from operations	8,243	3,896

Other expense:
Interest expense	(274)	(263)
Total other expense	(274)	(263)

Income before income tax expense	7,969	3,633
Income tax expense	(3,076)	(874)
Net income and comprehensive income	$4,893	$2,759

Earnings per share:
Basic	$0.96	$0.75
Diluted	$0.87	$0.70

Weighted average common shares outstanding:
Basic	5,102,058	3,660,289
Diluted	5,592,010	3,967,056

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2013	2,600,000	$26	$9,065	$2,278	$11,369

Stock compensation	-	-	365	-	365
Proceeds from initial public offering, net of offering costs	1,610,000	16	7,638	-	7,654
Exercise of warrants	1,196,986	12	6,604	-	6,616
Restricted stock issuance, net	91,298	1	(1)	-	-
Stock issuance for acquisitions	5,952	-	46	-	46
Comprehensive income	-	-	-	2,759	2,759
Balance, December 31, 2013	5,504,236	$55	$23,717	$5,037	$28,809

Stock compensation	-	-	752	-	752
Restricted stock issuance, net	102,362	1	(1)	-	-
Exercise of warrants	600	-	5	-	5
Stock issuance for acquisitions	134,774	2	1,044	-	1,046
Payment of contingent consideration with common stock	12,987	-	100	-	100
Comprehensive income	-	-	-	4,893	4,893
Balance, December 31, 2014	5,754,959	$58	$25,617	$9,930	$35,605

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31, 2014	December 31, 2013
Cash Flows From Operating Activities:
Comprehensive income	$4,893	$2,759

Adjustments to reconcile comprehensive income to net cash provided by operating activities:
Depreciation and amortization	1,988	1,514
(Reduction of) / Provision for doubtful accounts	(136)	22
Stock compensation	752	365
Change in fair value of contingent consideration	18	22
Loss on disposal of leasehold improvements	64	-
Deferred income taxes	248	(566)
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(7,592)	(426)
Prepaid expenses and other assets	(645)	(1)
Accounts payable	1,316	133
Accrued liabilities	399	875
Income taxes payable	392	(1,227)
Billings in excess of costs and estimated earnings on uncompleted contracts	(124)	(29)
Client deposits	(153)	(20)
Net cash provided by operating activities	1,420	3,421

Cash Flows From Investing Activities:
Cash paid for acquisitions	(4,650)	(1,617)
Purchase of property and equipment	(825)	(533)
Net cash used in investing activities	(5,475)	(2,150)

Cash Flows From Financing Activities:
Proceeds from initial public offering	-	9,660
Initial public offering costs	-	(1,580)
Borrowings on note payable	-	518
Payments of contingent consideration	(233)	-
Exercise of warrants costs	-	(567)
Payments on notes payable	(1,999)	(4,139)
Payments of debt issuance costs	(27)	-
Payments on stock repurchase obligation	(687)	(772)
Proceeds from exercise of warrants	5	7,183
Net cash (used in) provided by financing activities	(2,941)	10,303

Net (decrease) increase in Cash and Cash Equivalents	(6,996)	11,574
Cash and cash equivalents – beginning of period	13,868	2,294
Cash and cash equivalents – end of period	$6,872	$13,868

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31, 2014	December 31, 2013
Supplemental disclosures of cash flow information:
Cash paid for interest	$186	$280
Cash paid for income taxes	$1,767	$2,416

Non-cash investing and financing activities:
Contingent consideration (earn-out) for acquisitions	$286	$948
Notes and stock payable for acquisitions	$4,010	$651
Stock issuance for acquisitions	$1,046	$46
Payment of contingent consideration with common stock	$100	$-
Landlord-funded leasehold improvements	$137	$-
Reclassification of previously capitalized initial public offering costs from other assets to additional paid in capital upon completions of initial public offering (including costs incurred prior to 2013)	$-	$426

See accompanying notes to consolidated financial statements.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Note 1 - Organization and Nature of Business Operations

Business

NV5 Holdings, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Holdings”) is a provider of professional and technical engineering and consulting solutions in the infrastructure, energy, construction, real estate and environmental markets, operating through a network of 29 locations in California, Colorado, Florida, Massachusetts, New Jersey, Pennsylvania, Ohio, Utah and Wyoming. The Company’s clients include the U.S. federal, state and local governments, and the private sector. NV5 Global, Inc. (formerly known as NV5, Inc.)(“NV5 Global”) was incorporated as a Delaware corporation in 2009.  NV5, Inc. (formerly known as Nolte Associates, Inc.) (“NV5”), which began operations in 1949, was incorporated as a California corporation in 1957, and was acquired by NV5 Global in 2010.  In March 2010, NV5 Global acquired the construction quality assurance operations of Bureau Veritas North America, Inc.  In October 2011, NV5 Global and NV5 completed a reorganization transaction in which NV5 Holdings, Inc. was incorporated as a Delaware corporation, acquired all of the outstanding shares of NV5 Global and NV5, and, as a result, became the holding company under which NV5, NV5 Global and the Company's other subsidiaries conduct business. NV5, LLC, (formerly known as AK Environmental, LLC) (“NV5, LLC”) a North Carolina limited liability company which was originally incorporated as a New Jersey limited liability company in 2002 and reincorporated in North Carolina in 2013, was acquired by us in 2014. NV5 Holdings provides a wide range of services, including, but not limited to, planning, design, consulting, permitting, inspection and field supervision, management oversight, forensic engineering, litigation support, condition assessment and compliance certification.

Significant Transactions

On January 31, 2014, the Company acquired certain assets of Air Quality Consulting, Inc. (“AQC”) located in Tampa, Florida, which specializes in occupational health, safety and environmental consulting, for a purchase price of up to $815, consisting of cash, notes and common stock (see Note 4).

On March 21, 2014, the Company acquired all of the outstanding equity interests of NV5, LLC., a natural gas pipeline inspection, construction management and environmental consulting firm, primarily servicing the Northeast, Mid-Atlantic and Southeast United States. The purchase price was $7,000, consisting of cash, notes and common stock (see Note 4).

On June 30, 2014, the Company acquired certain assets of Owner's Representative Services, Inc. (“ORSI”), a program management firm specializing in healthcare facilities development and construction projects, for a purchase price of up to $1,300, consisting of cash, notes and common stock (see Note 4).

On November 3, 2014, the Company acquired certain assets of Zollinger Buric, Inc. an Ohio corporation and Buric Global LLC., an Ohio limited liability company (collectively the “Buric Companies”), for a purchase price of up to $1,000, consisting of cash, notes and common stock (see Note 4).

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

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

On March 26, 2013, the Company priced its initial public offering of 1,400,000 units. Each unit was sold at an offering price of $6.00 per unit and consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share. The units began trading on The NASDAQ Capital Market (“NASDAQ”) on March 27, 2013 and traded solely as units through September 26, 2013. The units sold in the Company’s initial public offering were registered under the Securities Act of 1933, as amended (the “Securities Act”), on a registration statement on Form S-1 (No. 333-186229), which was declared effective by the Securities and Exchange Commission (the “SEC”) on March 26, 2013. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units, solely to cover over-allotments. The closing of the offering occurred, and was recorded, on April 2, 2013, upon which the Company received net proceeds of approximately $8,100 after deducting fees associated with the initial public offering and issued 1,610,000 units. In addition, upon closing, the underwriter received a warrant to acquire up to 140,000 units at an exercise price of $7.20 per unit. The underwriter can exercise these warrants until the expiration date of March 26, 2016. Each of these units consist of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share.

Separation of the Company’s units and warrant exercises.

On September 27, 2013, the common stock and warrants comprising our units began trading separately on NASDAQ under the symbols “NVEE” and “NVEEW”, respectively. In connection with the separate trading of the common stock and warrants, the Company’s units ceased trading under the symbol “NVEEU” on the close of the markets on September 26, 2013 and the units were delisted from NASDAQ.

On September 27, 2013, the warrants became exercisable at an exercise price of $7.80 per share. The warrant exercise period expires on March 27, 2018 or earlier upon redemption.

On September 27, 2013 and continuing until October 11, 2013 (the “Temporary Reduction Expiration Time”), the Company temporarily reduced the exercise price of all of its outstanding public warrants from $7.80 per share to $6.00 per share. All such warrants properly exercised in accordance with their respective terms prior to the Temporary Reduction Expiration Time were accepted by the Company at the reduced $6.00 per share exercise price, and one share of the the Company’s registered common stock per warrant was issued to the exercising warrant holder. After the Temporary Reduction Expiration Time, the exercise price of the public warrants automatically reverted to the warrant exercise price of $7.80 per share included in the original terms of the public warrants and the reduced exercise price was no longer in effect. Except for the reduced $6.00 per share exercise price of the warrants during the Temporary Reduction Expiration Time, the terms of the public warrants remain unchanged. During the Temporary Reduction Expiration Time, 1,196,471 public warrants, or approximately 74% of the outstanding public warrants were exercised at the reduced exercise price of $6.00 per share. The temporary reduction in the warrant exercise price generated net cash proceeds of approximately $6,600 after fees associated with the temporary reduction in the warrant exercise price and offering expenses. During the period from January 1, 2014 through December 31, 2014, 600 public warrants were exercised at the warrant exercise price of $7.80 per share.

On January 5, 2015, in accordance with the amended and restated warrant agreement, the Company notified the holders of its outstanding public warrants that the Company had called its warrants for redemption. Each public warrant entitled the holder to purchase one share of the Company’s common stock at an exercise price of $7.80 per share. The public warrant holders had until February 4, 2015 to exercise their public warrants at $7.80 per share. The redemption resulted in 408,412, or approximately 99%, of the Company’s outstanding public warrants being exercised prior to the expiration time and generated cash proceeds of approximately $3,200. The remaining 4,002 public warrants that were not exercised by the expiration time were cancelled and redeemed for the sum of $0.01 per public warrant. In connection with the redemption of all outstanding public warrants, the trading of the Company’s public warrants was suspended and the warrants were delisted from NASDAQ.

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

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates and assumptions are based on management’s most recent assessment of underlying facts and circumstances using the most recent information available. Actual results could differ significantly from these estimates and assumptions, and the differences could be material.

Estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in the consolidated financial statements relate to the fair value estimates used in accounting for business combinations including the valuation of identifiable intangible assets and contingent consideration, fair value estimates in determining the fair value of its reporting units for goodwill impairment assessment, revenue recognition on the percentage-of-completion method, allowances for uncollectible accounts, and reserves for professional liability claims.

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

Concentration of Credit Risk

Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 45% and 65% of the Company’s gross revenues for the years ended December 31, 2014 and 2013, respectively, are from California-based projects and approximately 21% and 28% of revenues for the years ended December 31, 2014 and 2013, respectively, are from two clients. Furthermore, approximately 38% and 40% of the Company’s accounts receivable as of December 31, 2014 and 2013 are from government and government-related contracts. As management continually evaluates the creditworthiness of these and future clients, the risk of credit default is considered limited.

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

The Company considers cash and cash equivalents, accounts receivable, cash surrender value of officers’ life insurance, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. The carrying amount of cash and cash equivalents, accounts receivable, cash surrender value of officers’ life insurance, accounts payable, income taxes payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

The Company applies the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. The allocation of the purchase prices to identifiable intangible assets (customer relationships, customer backlog, trade name and non-compete) are based on valuations performed to determine the fair values of such assets as of the acquisition dates. The Company engaged a third-party independent valuation specialist to determine the fair values of tangible and intangible assets acquired and liabilities assumed for the 2014 acquisitions, except for the acquisition of the Buric Companies. The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates.  The Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability on the consolidated balance sheet.

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

The Company measures contingent consideration liabilities recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy.  A probability-weighted approach is used as a valuation technique to determine the fair value of the contingent consideration on the acquisition date and at each reporting period.  The significant unobservable inputs used in the fair value measurements are projections over the earn-out period (generally one year), and the probability outcome percentages assigned to each scenario.  Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. As such, the contingent consideration is classified within Level 3. Items classified as Level 3 within the valuation hierarchy, consisting of contingent consideration liabilities related to recent acquisitions, were valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the contingent payments are achieved.

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

Asset	Depreciation Period
Office furniture and equipment (years)	5
Computer equipment (years)	3
Survey and field equipment (years)	5
Leasehold improvements	Lesser of the estimated useful lives or remaining term of the lease

Property and equipment balances are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized an impairment charge relating to property and equipment during the years ended December 31, 2014 and 2013.

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

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques, and weights the results accordingly. The Company is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared to the carrying value of its reporting unit goodwill to determine the appropriate impairment charge, if any. The Company has elected to perform its annual goodwill impairment review on August 1 of each year. On August 1, 2014 and 2013, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on these quantitative analyses it was determined that the fair value of each of the Company’s reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2014 and 2013. No indicators, events or changes in circumstances indicated that goodwill was impaired during the period from August 2 through December 31 of each of fiscal year 2014 and 2013.

Identifiable intangible assets primarily include customer backlog, customer relationships, tradenames and non-compete agreements. Amortizable intangible assets are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized an impairment charge relating to amortizable intangible assets during the years ended December 31, 2014 and 2013.

See Note 7 for further information on goodwill and identified intangibles.

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with Accounting Codification Standards (“ASC”) 260, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. The weighted average number of shares outstanding in calculating basic earnings per share for the years ended December 31, 2014 and 2013 exclude 607,906 and 505,544 non-vested restricted shares, respectively, issued since 2010. These non-vested restricted shares are not included in basic earnings per share until the vesting requirement is met. The weighted average number of shares outstanding in calculating diluted earnings per share for the years ended December 31, 2014 and 2013 includes, if outstanding, the dilutive effect of non-vested restricted shares and units, issuable shares related to acquisitions, and the warrants associated with its initial public offering. In calculating diluted earnings per share for the years ended December 31, 2014 and 2013, there were no potentially dilutive securities that were not considered.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the years ended December 31, 2014 and 2013:

	Years Ended
	December 31,	December 31,
	2014	2013
Numerator:
Comprehensive income – basic and diluted	$4,893	$2,759

Denominator:
Basic weighted average shares outstanding	5,102,058	3,660,289
Effect of dilutive non-vested restricted shares and units	326,660	265,514
Effect of issuable shares related to acquisitions	30,666	19,594
Effect of warrants	132,626	21,659
Diluted weighted average shares outstanding	5,592,010	3,967,056

 Revenue Recognition

The Company enters into contracts with its clients that contain two principal types of pricing provisions: cost-reimbursable and fixed-price. The majority of its contracts are cost-reimbursable contracts that fall under the subcategory of time and materials contracts.

Cost-reimbursable contracts. Cost-reimbursable contracts consist of two similar contract types: time and materials contracts and cost-plus contracts.

•

Time and materials contracts are common for smaller scale professional and technical consulting and certification services projects. Under these types of contracts, there is no predetermined fee. Instead, the Company negotiates hourly billing rates and charges the clients based upon actual hours expended on a project. In addition, any direct project expenditures are passed through to the client and are typically reimbursed. These contracts may have a fixed-price element in the form of an initial not-to-exceed or guaranteed maximum price provision.

•

Cost-plus contracts are the predominant contracting method used by U.S. federal, state, and local governments. These contracts provide for reimbursement of the actual costs and overhead (at predetermine rates) incurred, plus a predetermined fee. Under some cost-plus contracts, the Company’s fee may be based on quality, schedule, and other performance factors.

Fixed-price contracts. Fixed-price contracts also consist of two contract types: lump-sum contracts and fixed-unit price contracts.

•

Lump-sum contracts typically require the performance of all of the work under the contract for a specified lump-sum fee, subject to price adjustments if the scope of the project changes or unforeseen conditions arise. Many of the Company’s lump-sum contracts are negotiated and arise in the design of projects with a specified scope and project deliverables.

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

Advertising

Advertising costs are charged to expense in the period incurred and amounted to $86 and $104 for the years ended December 31, 2014 and 2013, respectively.

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

Professional Liability Expense

The Company maintains insurance for business risks including professional liability. For professional liability risks, the Company’s retention amount under its claims-made insurance policies includes an accrual for claims incurred but not reported for any potential liability, including any legal expenses, to be incurred for such claims if they occur. The Company’s accruals are based upon historical expense and management’s judgment. The Company maintains insurance coverage for various aspects of its business and operations; however the Company has elected to retain a portion of losses that may occur through the use of deductibles, limits and retentions under its insurance programs. The Company’s insurance coverage may subject it to some future liability for which it is only partially insured or completely uninsured. Management believes its estimated accrual for errors, omission and professional liability claims is sufficient and any additional liability over amounts accrued is not expected to have a material effect on the Company’s consolidated results of operations or financial position.

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

The Company recognizes the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies the uncertain tax position guidance to all tax positions for which the statute of limitations remains open. Generally, the Company remains subject to income tax examinations by its major taxing authorities from 2005 to 2014. The Company’s policy is to classify interest accrued as interest expense and penalties as operating expenses.

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

Note 4 – Business Acquisitions

On January 31, 2014, the Company acquired certain assets of AQC located in Tampa, Florida, which specializes in occupational health, safety and environmental consulting. The purchase price of up to $815 consisted of $250 in cash, a $300 non-interest bearing promissory note and $150 of the Company’s common stock (18,739 shares) as of the closing date. The purchase price also included a non-interest bearing earn-out of $115 payable in cash, subject to the achievement of a certain agreed upon metric for calendar year 2014, and is payable on April 1, 2015. The earn-out was recorded at an estimated fair value of $54, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. AQC did not meet the agreed upon metric and as of December 31, 2014, the estimated fair value of this contingent consideration was $0. The purchase price included a $300 uncollateralized non-interest bearing promissory note, with an imputed interest rate of 3.75%. The note is payable in two equal payments of $150 due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition (see Note 9). The carrying value of this note was approximately $294 as of December 31, 2014.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

On March 21, 2014, the Company acquired all of the outstanding equity interests of NV5, LLC, a natural gas pipeline inspection, construction management and environmental consulting firm, primarily servicing the Northeast, Mid-Atlantic and Southeast United States. The purchase price of $7,000 included $3,500 in cash, a $3,000 promissory note (bearing interest at 3.0%), payable in three installments of $1,000 due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition (see Note 9), and $500 of the Company’s common stock (64,137 shares) as of the closing date of the acquisition.

On June 30, 2014, the Company acquired certain assets of ORSI, a program management firm specializing in healthcare facilities development and construction projects. The purchase price of up to $1,300 consisted of $400 in cash, a $450 non-interest bearing promissory note, and $150 of the Company’s common stock (14,918 shares) as of the closing date, which were issued in July 2014. The purchase price also included a non-interest bearing earn-out of $300 payable in cash and the Company’s common stock, subject to the achievement of a certain agreed upon metric for calendar year 2014, and is payable on March 31, 2015. The earn-out was recorded at its estimated fair value of $231, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. During 2014, the agreed upon metric was met and the earn-out was achieved. As of December 31, 2014, the estimated fair value of this contingent consideration is approximately $285. The purchase price also included a $450 uncollateralized non-interest bearing promissory note, with an imputed interest rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition (see Note 9). The carrying value of this note was approximately $434 as of December 31, 2014.

On November 3, 2014, the Company acquired certain assets of the Buric Companies. The Buric Companies are based in Cleveland, Ohio with a total of 15 engineering and construction management professionals. The Buric Companies provide program management and construction claims consulting services, as well as building information modeling, critical path scheduling, surety consulting, and litigation support. The purchase price was $1,000 consisting of $500 cash, $300 uncollateralized 3% interest bearing promissory note which is payable in three equal payments of $100 each, due on the first, second and third anniversaries of the closing date of November 3, 2014, and $200 of the Company’s common stock (21,978 shares).

On April 30, 2013, the Company acquired certain assets and assumed certain liabilities of Consilium Partners, a 20-person owner’s representation and program management firm that serves both public and private clients, such as municipalities, major hospitality firms and institutional real estate owners. Consilium Partners possesses specialized expertise in managing technically demanding projects, while having an affinity for leading teams and cultivating teamwork with the people who ultimately determine a project’s success. The purchase price was $1,083, consisting of cash, notes (see Note 9) and the Company’s common stock plus an earn-out of up to $1,000 in cash and/or common stock in the Company’s sole discretion. Payment of the maximum $1,000 earn-out was subject to the achievement of a certain agreed upon metric for calendar year 2013, and payable in three annual installments beginning in January 31, 2014 in cash and/or common stock. The maximum earn-out payment of $1,000 is non-interest bearing. Therefore, the Company has discounted the $1,000 payment obligation for imputed interest. During 2013, the agreed upon metric was met and the earn-out was achieved. On January 31, 2014, the Company paid the first annual installment of $333, of which $233 was paid in cash and the remaining $100 was paid by issuing 12,987 shares of the Company’s common stock. On February 2, 2015, the Company paid the second annual installment of approximately $300, of which approximately $200 was paid in cash and the remaining $100 was paid by issuing 8,298 shares of its common stock. As of December 31, 2014 and 2013, the Company had contingent consideration obligations of $656 and $971, respectively.

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

The Company reviews and re-assesses the estimated fair value of its contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. During the years ended December 31, 2014 and 2013, the Company recorded a change in fair value of $18 and $22, respectively, related to contingent consideration obligations due to the increased probability of achieving the earn-out metric defined at the time of acquisition.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition dates for acquisitions closed during 2014:

Accounts receivable	$2,567
Property and equipment	116
Prepaid expenses	41
Other assets	7
Intangible assets:
Customer relationships	2,505
Trade name	369
Customer backlog	315
Non-compete	466
Total Assets	6,386
Liabilities	(576)
Net assets acquired	5,810

Consideration paid (Cash, Notes and stock)	9,560
Contingent earn-out liability (Cash and stock)	286
Total Consideration	9,846
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$4,036

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the businesses acquired, the workforces in place and the synergies to be achieved from these acquisitions. For income tax purposes, goodwill from these acquisitions is deductible over a fifteen-year period.

The consolidated financial statements of the Company for the year ended December 31, 2014 include the results of operations from the businesses acquired during 2014 from their respective dates of acquisition to December 31, 2014. For the year ended December 31, 2014, the results include gross revenues and pre-tax income of approximately $27,400 and $1,100, respectively. The consolidated financial statements of the Company for the year ended December 31, 2013 include the results of operations from the business acquired in 2013 from the date of acquisition to December 31, 2013 and include gross revenues and pre-tax income of approximately $3,700 and $600, respectively. Included in general and administrative expense for each of the years ended December 31, 2014 and 2013 is $292 and $30, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the fiscal year ended December 31, 2014 and 2013 as if the NV5, LLC acquisition had occurred as of January 1, 2013. The pro forma information provided below is compiled from the financial statements of the combined companies and includes pro forma adjustments for amortization expense, reduction in certain agreed on expenses, interest expense and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the NV5, LLC operations actually been acquired on January 1, 2013; or (ii) future results of operations:

	For the year ended
	December 31,	December 31,
	2014	2013
Gross revenues	$112,455	$92,185
Comprehensive income	$4,764	$3,028
Basic earnings per share	$0.92	$0.81
Diluted earnings per share	$0.84	$0.75

The Company determined that neither the AQC, ORSI, or Buric acquisitions constitute significant business combinations individually or in the aggregate. Therefore, pro forma financial statements are not required to be disclosed.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Note 5 – Accounts Receivable, net

Accounts receivable, net consists of the following:

	December 31,	December 31,
	2014	2013

Billed	$18,897	$12,301
Unbilled	8,336	5,118
Contract retentions	627	623

	27,860	18,042
Less: allowance for doubtful accounts	(845)	(1,320)
Accounts receivable, net	$27,015	$16,722

Billed accounts receivable represent amounts billed to clients that remain uncollected as of the balance sheet date. Unbilled accounts receivable represent recognized revenues pending billing pursuant to contract terms or accounts billed after period end, and are expected to be billed and collected within the next 12 months.

Activity in the allowance for doubtful accounts consisted of the following:

	December 31,	December 31,
	2014	2013

Balance as of the beginning of the year	$1,320	$1,631
Provision for doubtful accounts	(136)	22
Write-offs of uncollectible accounts	(339)	(290)
Other, net	-	(43)
Balance as of the end of the year	$845	$1,320

Note 6 – Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,	December 31,
	2014	2013

Office furniture and equipment	$341	$224
Computer equipment	1,571	1,013
Survey and field equipment	1,027	1,067
Leasehold improvements	1,096	1,032
	4,035	3,336
Accumulated depreciation	(2,410)	(2,026)
Property and equipment – net	$1,625	$1,310

Depreciation expense for the years ended December 31, 2014 and 2013 was $561 and $536, respectively.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Note 7 – Goodwill and Intangible Assets

Goodwill

The table set forth below shows the change in goodwill during fiscal 2014:

December 31,
2014
Balance as of the beginning of the year	$7,106
Acquisitions	4,036
Balance as of the end of the period	$11,142

Intangible assets

Intangible assets, net, at December 31, 2014 and 2013 consist of the following:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$6,780	$(2,449)	$4,331	$4,275	$(1,653)	$2,622
Trade name	1,227	(1,048)	179	858	(813)	45
Customer backlog	1,200	(952)	248	885	(720)	165
Non-compete	672	(209)	463	207	(46)	161
Total	$9,879	$(4,658)	$5,221	$6,225	$(3,232)	$2,993

Trade names are amortized on a straight-line basis over their estimated lives ranging from one to three years. Customer backlog and customer relationships are amortized based on the future expected revenues, with weighted average amortization periods ranging from 1 to 9 years. Non-compete agreements are amortized over their contractual lives ranging from 4 to 5 years. The following table summarizes the weighted average useful lives of intangible assets acquired during 2014:

Weighted Average Useful Life
Customer relationships	9.4
Trade name	1.4
Customer backlog	1.6
Non-compete	3.4

Amortization expense for the years ended December 31, 2014 and 2013 was $1,427 and $978, respectively.

As of December 31, 2014, the future estimated aggregate amortization related to intangible assets is as follows:

Period ending December 31,

2015	$1,391
2016	902
2017	706
2018	529
2019	444
Thereafter	1,249
Total	$5,221

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
	2014	2013
Stock payable for acquisitions	$46	$192
Deferred rent	530	486
Payroll and related taxes	1,507	864
Professional liability reserve	136	248
Benefits	123	916
Accrued vacation	1,386	1,088
Other	1,035	395
Total	$4,763	$4,189

Note 9 – Notes Payable

Notes payable consists of the following:

	December 31,	December 31,
	2014	2013

Term Loan	$318	$1,144
Note Payable	1,231	1,707
Uncollateralized promisory notes	4,707	1,376
Total Debt	6,256	4,227
(Less current maturities)	(2,878)	(1,725)
Long-term debt, net of current maturities	$3,378	$2,502

 Credit Facility

On January 31, 2014, the Company entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which was amended on September 3, 2014 and provides for a two-year, $8,000 revolving credit facility with a maturity date of January 31, 2016 (the “Credit Facility”). The interest rate is prime rate plus 0.50%, with a minimum of 3.75%, which was the interest rate as of December 31, 2014. The Credit Facility contains a cross default and cross collateralization provision with the Term Loan described below. The Credit Facility contains certain financial covenants, including an annual maximum debt to tangible net worth ratio of 3.0:1.0 as of December 31, 2014 and for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contains an annual minimum debt service coverage ratio equal to 1.5:1.0 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. The Credit Facility is guaranteed by (i) NV5 Global, (ii) NV5 and (iii) AK. The Credit Facility is secured by a first priority lien on substantially all of the assets of NV5 Holdings Inc., NV5 Global and NV5. In connection with entering into the Credit Facility, on January 31, 2014, the Company terminated two credit facilities totaling $4,000. In conjunction with closing the Credit Facility, the Company paid approximately $27 in debt issuance costs, which are included in Prepaid Expenses on the consolidated balance sheet and are being amortized into interest expense over the two-year term of the Credit Facility. As of December 31, 2014, the outstanding balance on the Credit Facility was $0.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Term Loan

The Company has a note payable to Western Alliance, with a maturity date of February 1, 2015 (the “Term Loan”). The Term Loan was amended on September 3, 2014 to adjust the guarantors and certain financial covenants. The interest rate on the Term Loan is prime rate with a minimum of 4.50%. As of December 31, 2014 and 2013, the actual interest rate was 4.50% and 5.0%, respectively. The Term Loan is payable in monthly principal installments of $46 with a lump sum of the remaining principal balance outstanding due at maturity, which was repaid in full as of February 1, 2015. The Term Loan is collateralized by substantially all of the Company’s assets and is guaranteed by NV5 Holdings, Inc., NV5 and AK. As of December 31, 2014 and 2013, the outstanding balance on the Term Loan was approximately $318 and $1,100, respectively.

Note Payable

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of December 31, 2014 and 2013, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, the Company pays quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured and is subordinated to the Term Loan, although the Company is permitted to make periodic principal and interest payments. As of December 31, 2014 and 2013, the outstanding balance on the Nolte Note was approximately $1,231 and $1,707, respectively.

Uncollateralized Promissory Notes

On November 3, 2014, the Company acquired certain assets of the Buric Companies. The purchase price included an uncollateralized, 3% interest bearing promissory note in the aggregate principal amount of $300 (the “Buric Note”). The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The carrying value of the Buric Note was approximately $300 as of December 31, 2014.

On June 30, 2014, the Company acquired certain assets of ORSI. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $450 (the “ORSI Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition. The carrying value of the ORSI Note was approximately $434 as of December 31, 2014.

On March 21, 2014, the Company acquired all of the outstanding equity interests of NV5, LLC. The purchase price included a $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $3,000 as of December 31, 2014.

On January 31, 2014, the Company acquired certain assets of AQC. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $300 (the “AQC Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $150 each, due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition. As of December 31, 2014, the carrying value of the AQC Note was approximately $294.

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn Environmental, Inc. The purchase price consisted of an uncollateralized promissory note in the aggregate principal amount of approximately $92, bearing interest at 4.0%, payable in two equal payments of approximately $46 each due on the first and second anniversaries of August 12, 2013, the effective date of the acquisition. The outstanding balance of this note was $46 and $92 as of December 31, 2014 and 2013, respectively.

On July 8, 2013, the Company acquired certain assets and assumed certain liabilities of the Tampa, Florida division of Pitman-Hartenstein & Associates. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $168, bearing interest at 4.0%, payable in two equal payments of $84 each due on December 31, 2013 and December 31, 2014. The outstanding balance of this note was $0 and $84 as of December 31, 2014 and 2013, respectively.

On April 30, 2013, the Company acquired certain assets and assumed certain liabilities of Consilium Partners. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200, bearing interest at 4.0%, payable in three equal payments of approximately $67 each, and due on the first, second and third anniversaries of April 30, 2013, the effective date of the acquisition,. The outstanding balance of this note was $133 and $200, as of December 31, 2014 and 2013, respectively.

On July 27, 2012, the Company acquired certain assets and assumed certain liabilities of Kaderabek Company (“Kaco”). The purchase price included a note in the aggregate principal amount of $2,000 (the “Kaco Note”), bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter, which is payable as follows: $500 due by (and paid on) December 28, 2012 and three equal payments of $500 each due on the first, second and third anniversaries of July 27, 2012, the effective date of the acquisition. As of September 30, 2014 and 2013, the actual interest rate was 2.58%. The outstanding balance of the Kaco Note was $500 and $1,000 as of December 31, 2014 and December 31, 2013, respectively.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Future contractual maturities of long-term debt as of December 31, 2014 are as follows:

Period ending December 31,

2015	$2,878
2016	2,000
2017	1,378
Total	$6,256

Note 10 – Stock Repurchase Obligation

The stock repurchase obligation at December 31, 2014 and 2013 represents notes payable for the repurchase of common stock of certain former stockholders’ noncontrolling interest in NV5. These notes are unsecured and subordinated to bank debt and the maintenance of related debt covenants, and bear interest from 3.25% to 4.25%. The rates adjust annually based on the prime rate. The notes require quarterly interest and principal payments though their maturity dates, which range between 2014 and 2019. The outstanding balance of the stock repurchase obligation was $935 and $1,622 as of December 31, 2014 and 2013, respectively.

Future maturities of these notes as of December 31, 2014 are as follows:

Period ending December 31,

2015	$372
2016	165
2017	133
2018	133
2019	132
Total	$935

Note 11 – Leases

The Company leases various office facilities from unrelated parties. These leases expire through 2019 and, in certain cases, provide for escalating rental payments and reimbursement for operating costs. During the year ended December 31, 2014, the Company leased office space from one stockholder on a month-to-month basis. During the year ended December 31, 2013, the Company leased office space from a stockholder on a month-to-month basis and from the former owner of Kaco, who became a stockholder on December 28, 2012 in conjunction with the Kaco acquisition. The Company recognized lease expense of $2,668 and $2,863 during the years ended December 31, 2014 and 2013, respectively, which is included in “Facilities and facilities related” in the consolidated statements of comprehensive income. Included in these amounts are $58 and $223 for the years ended December 31, 2014 and 2013, respectively, for office leases with stockholders of the Company.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Future minimum payments under the non-cancelable operating leases as of December 31, 2014 are as follows:

Period ending December 31,	Amount
2015	$2,631
2016	1,874
2017	1,798
2018	819
2019	647
Thereafter	451
Total minimum lease payments	$8,220

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

Note 13 – Stock-Based Compensation

In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of December 31, 2014, 537,910 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors.

During the year ended December 31, 2014, the Company granted from the 2011 Equity Plan 116,794 restricted shares and units of common stock, respectively, to management, employees, and non-employee directors with an aggregate deferred compensation amount of approximately $1,071, respectively. The fair value of these shares and units is based on the quoted market values of the Company’s common stock as of the grant dates, which is a weighted-average of $9.17, per share. The restricted shares of common stock granted generally provide for service-based vesting after three years following the grant date.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

During the year ended December 31, 2013, the Company granted from the 2011 Equity Plan 104,914 restricted shares and units of common stock, respectively, to management, employees, and non-employee directors with an aggregate deferred compensation amount of approximately $827. The fair value of these shares and units is based on the quoted market values of the Company’s common stock as of the grant dates, which is a weighted-average of $7.88, per share. The restricted shares of common stock granted generally provide for service-based vesting after three years following the grant date.

The following table summarizes the status of restricted stock awards as of December 31, 2014 and 2013, and changes during the year ended December 31, 2014:

		Wtd. Avg.
		Grant date
	Shares	Fair value

Restricted stock and units outstanding at January 1, 2014	514,050	$3.55
Granted	116,794	9.17
Vested	-	-
Forfeited/Canceled	(8,432)	8.45
Restricted stock and units outstanding at December 31, 2014	622,412	$4.53

Share-based compensation expense relating to restricted stock awards during the years ended December 31, 2014 and 2013 was $752 and $365, respectively. As of December 31, 2014 and 2013, no shares or units have vested since the 2011 Equity Plan inception, and approximately $1,265 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years is unrecognized at December 31, 2014.

Note 14 – Employee Benefit Plan

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

The Company contributed $309 and $232, respectively, to the 401(k) Plan for the years ended December 31, 2014 and 2013, respectively.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Note 15 – Income Taxes

Income tax expense (benefit) for the years ended December 31, 2014 and 2013 consisted of the following:

	Year ended
	December 31,	December 31,
	2014	2013
Current:
Federal	$2,519	$1,369
State	309	71
Total current income tax expense	2,828	1,440

Deferred:
Federal	191	(409)
State	57	(157)
Total deferred income tax (benefit)	248	(566)

Total income tax expense	$3,076	$874

Temporary differences comprising the net deferred income tax asset (liability) shown in the Company’s consolidated balance sheets were as follows:

	December 31,	December 31,
	2014	2013
Deferred tax asset:
Allowance for doubtful accounts	$251	$408
Accrued compensation	867	888
Deferred rent	220	202
Acquired intangibles	498	222
State income taxes	36	-
Other	120	192
Total deferred tax asset	1,992	1,912

Deferred tax liability:
State income taxes	-	(40)
Depreciation and amortization	(294)	(108)
Other	(217)	(36)
Total deferred tax liability	(511)	(184)
Net deferred tax asset	$1,481	$1,728

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Total income tax expense (benefit) was different than the amount computed by applying the Federal statutory rate as follows:

	Year ended
	December 31,	December 31,
	2014	2013

Tax at federal statutory rate	$2,709	$1,235
State taxes, net of Federal benefit	392	227
Federal and state tax credits	(283)	(367)
Changes in unrecognized tax position	550	-
Discrete federal tax benefit	-	(168)
Domestic production activities deduction	(230)	(107)
Other permanent differences, net	(62)	54
Total income tax expense	$3,076	$874

As of December 31, 2014, the Company had net current and net non-current deferred income tax assets of $358 and $1,123, respectively. As of December 31, 2013, the Company had current and net non-current deferred income tax assets of $1,004 and $724, respectively. No valuation allowance against the Company’s net deferred income tax assets is needed as of December 31, 2014 and 2013. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes.

The Company’s consolidated effective income tax rate was 38.6% for the year ended December 31, 2014. The difference between the effective tax rate and the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction and research and development credits as well as higher tax deductions realized on the Company’s 2013 federal and state tax returns filed during the third quarter of 2014. The Company’s consolidated effective income tax rate was 24.1% for the year ended December 31, 2013. The reduction in the effective tax rate compared to the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction as well as higher tax deductions realized on its 2012 federal and state tax returns filed during the third quarter of 2013. The effective tax rate for the year ended December 31, 2013 also includes the discrete federal tax benefit of $168 (4.6%) related to the retroactive legislative reinstatement on January 2, 2013 of the research and development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law. In January 2013, the federal government extended research and development tax credits for years 2012 and 2013. Accordingly, the Company recognized the benefits for 2012 research and development credits in 2013. In December 2014, the federal government extended research and development tax credits for 2014.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. Fiscal years 2005 through 2014 are considered open tax years in the State of California and 2011 through 2014 in the U.S. federal jurisdiction and other state jurisdictions.

In 2011, the California Franchise Tax Board (“CFTB”) initiated an examination of the state of California tax filings and raised questions about certain research and development tax credits generated and included on the tax returns of an acquired company for the years 2005 to 2009. The Company has been responding to inquiries generated by the CFTB regarding their agreed upon sample of contracts. During the fourth quarter of 2014, the Company received in writing some correspondence from the CFTB on this matter. There has been no final determination from the CFTB as to their acceptance of the filed tax credit. An extension was executed in March 2015, which extended the statute of limitations through September 2016 on the exam period. As a result of this correspondence received in the fourth quarter of 2014 from the CFTB, the Company concluded it would be prudent to record a reserve of $550 for the year ended December 31, 2014, which impacted the effective income tax rate.

The total amount of gross unrecognized tax liability as of December 31, 2014 and 2013 was $550 and $0, respectively. A reconciliation of the beginning and ending amount of gross unrecognized tax liability is as follows:

Year ended
December 31,
2014

Unrecognized tax liability—beginning of the year	$-
Gross increases/(decrease)—prior year	550
Gross increases/(decrease)—current year	-

Unrecognized taxliability—end of the year	$550

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Note 16 – Subsequent Events

On January 30, 2015, the Company acquired Joslin, Lesser and Associates, Inc. (“JLA”), a program management and owner’s representation consulting firm that primarily services government owned facilities and public K through 12 school districts in the Boston, MA area. The purchase price was up to $5,500 and was made with a combination of cash, note payable and the Company’s common stock.

Under the acquisition method of accounting, the Company will recognize the assets acquired and the liabilities assumed at their fair values and will record an allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates. The Company expects goodwill will be recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and the amount attributable to the reputation of the businesses acquired, the workforce in place and the synergies to be achieved from these acquisitions. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged a third party independent valuation specialist. The Company expects to establish a preliminary purchase price allocation with respect to these transactions by the end of the second quarter of 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM  9A. CONTROLS AND PROCEDURES

Controls and Procedures

As of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, were effective such that the information relating to the Company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control—Integrated Framework. Our management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on these criteria.

Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC, applicable to emerging growth companies and smaller reporting companies that permit the Company to provide only management's report in this Annual Report on Form 10-K.

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

ITEM  9B. OTHER INFORMATION.

None.

PART III

ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2014 year end.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2014 year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2014 year end.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2014 year end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2014 year end.

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

2.1

Membership Interest Purchase Agreement, dated as of March 21, 2014, by and among AK Environmental, LLC, a North Carolina limited liability company, Amy B. Gonzales and Kelly S. Caldwell, as the sole members of AK Environmental, LLC, and NV5 Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on March 26, 2014)

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

4.3

Specimen Warrant Certificate (included in Exhibit 4.5) (Incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 11, 2013)

4.4

Underwriting Agreement, dated March 26, 2013, between the Registrant and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed with the SEC on April 1, 2013)

4.5	Underwriter’s Warrant dated April 2, 2013 (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on April 5, 2013)

4.6

Warrant Agreement, dated April 2, 2013, between Registrar and Transfer Company and NV5 Holdings, Inc. (Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on April 5, 2013)

4.7

Amended and Restated Warrant Agreement, dated September 24, 2013, between Registrar and Transfer Company and the Registrant (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on September 27, 2013)

10.1

2011 Equity Incentive Plan, as amended through March 8, 2013† (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 11, 2013)

10.2	Form of Restricted Stock Agreement† (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 11, 2013)

Number	Description

10.3	Form of Restricted Stock Unit Agreement† (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 11, 2013)

10.4	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 28, 2013)

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

10.15

Letter Agreement, dated March 12, 2013, between NV5 Holdings, Inc. and the Nolte Family Trust u/t/a dated March 23, 1989, as amended and restated August 20, 2011 (Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 20, 2013)

10.16

Business Loan Agreement (Loan Number 0309136049), dated January 31, 2014, between NV5 Holdings, Inc., as borrower, and Western Alliance Bank, as lender (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2014)

10.17

First Amendment to Business Loan Agreement, dated September 3, 2014, between NV5 Holdings, Inc., as borrower, and Western Alliance Bank, as lender, regarding Loan Number 0309136049 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 9, 2014)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included in signature page)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
Chairman and Chief Executive Officer
Date: March 27, 2015

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

Signature	Title	Date

/s/ Dickerson Wright	Chairman and Chief Executive Officer	March 27, 2015
Dickerson Wright	(Principal Executive Officer)

/s/ Michael P. Rama	Vice President and Chief Financial Officer	March 27, 2015
Michael P. Rama	(Principal Financial and Accounting Officer)

/s/ Alexander A. Hockman	Chief Operating Officer, President and Director	March 27, 2015
Alexander A. Hockman

/s/ Donald C. Alford	Executive Vice President and Director	March 27, 2015
Donald C. Alford

/s/ Gerald J. Salontai	Director	March 27, 2015
Gerald J Salontai

/s/ Jeffrey A. Liss	Director	March 27, 2015
Jeffrey A. Liss

/s/ William D. Pruitt	Director	March 27, 2015
William D. Pruitt

/s/ Francois Tardan	Director	March 27, 2015
Francois Tardan