Form 10-Q
period 2015-03-31
NV5 Holdings, Inc.
filed 2015-05-12
CIK 1532961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 11, 2015, there were 6,451,761 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,832	$6,872
Accounts receivable, net of allowance for doubtful accounts of $859 and $845 as of March 31, 2015 and December 31, 2014, respectively	28,590	27,015
Prepaid expenses and other current assets	1,199	1,224
Deferred income tax assets	358	358
Total current assets	37,979	35,469
Property and equipment, net	1,834	1,625
Intangible assets, net	7,110	5,221
Goodwill	13,703	11,142
Other assets	816	810
Deferred income tax assets	1,123	1,123
Total Assets	$62,565	$55,390

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,658	$5,335
Accrued liabilities	6,711	4,763
Income taxes payable	562	1,157
Billings in excess of costs and estimated earnings on uncompleted contracts	219	277
Client deposits	156	121
Current portion of contingent consideration	833	618
Current portion of stock repurchase obligation	268	372
Current portion of notes payable	2,904	2,878
Total current liabilities	17,311	15,521
Contingent consideration, less current portion	679	323
Stock repurchase obligation, less current portion	531	563
Notes payable, less current portion	3,106	3,378
Total liabilities	21,627	19,785

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 45,000,000 shares authorized, 6,346,442 and 5,754,959 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	64	58
Additional paid-in capital	29,859	25,617
Retained earnings	11,015	9,930
Total stockholders’ equity	40,938	35,605
Total liabilities and stockholders’ equity	$62,565	$55,390

 See accompanying notes to consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended
	March 31,	March 31,
	2015	2014

Gross revenues	$29,153	$18,992

Direct costs:
Salaries and wages	9,909	5,660
Sub-consultant services	4,073	3,087
Other direct costs	2,286	891
Total direct costs	16,268	9,638

Gross Profit	12,885	9,354

Operating Expenses:
Salaries and wages, payroll taxes and benefits	7,105	5,086
General and administrative	2,503	1,940
Facilities and facilities related	857	773
Depreciation and amortization	638	388
Total operating expenses	11,103	8,187

Income from operations	1,782	1,167

Other expense:
Interest expense	(68)	(52)
Total other expense	(68)	(52)

Income before income tax expense	1,714	1,115
Income tax expense	(629)	(408)
Net income and comprehensive income	$1,085	$707

Earnings per share:
Basic	$0.20	$0.14
Diluted	$0.18	$0.13

Weighted average common shares outstanding:
Basic	5,522,743	5,025,529
Diluted	6,032,062	5,392,612

See accompanying notes to consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2014	5,754,959	$58	$25,617	$9,930	$35,605

Stock compensation	-	-	278	-	278
Restricted stock issuance, net	84,805	1	(1)	-	-
Proceeds from exercise of warrants, net of costs	408,412	4	2,966	-	2,970
Stock issuance for acquisitions	89,968	1	899	-	900
Payment of contingent consideration with common stock	8,298	-	100	-	100
Comprehensive income	-	-	-	1,085	1,085
Balance, March 31, 2015	6,346,442	$64	$29,859	$11,015	$40,938

See accompanying notes to consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash Flows From Operating Activities:
Comprehensive income	$1,085	$707

Adjustments to reconcile comprehensive income to net cash provided by operating activities:
Depreciation and amortization	638	388
Provision for doubtful accounts	90	78
Stock compensation	278	131
Change in fair value of contingent consideration	4	6
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(1,666)	(1,845)
Prepaid expenses and other assets	25	(334)
Accounts payable	323	130
Accrued liabilities	1,773	1,266
Income taxes payable	(595)	(92)
Billings in excess of costs and estimated earnings on uncompleted contracts	(58)	20
Client deposits	36	(27)
Net cash provided by operating activities	1,933	428

Cash Flows From Investing Activities:
Cash paid for acquisition, net of cash acquired	(1,750)	(3,750)
Purchase of property and equipment	(227)	(179)
Net cash used in investing activities	(1,977)	(3,929)

Cash Flows From Financing Activities:
Payments on notes payable	(1,598)	(257)
Payments of contingent consideration	(233)	(233)
Payments of debt issuance costs	-	(27)
Payments of warrant exercise costs	(216)	-
Payments on stock repurchase obligation	(135)	(156)
Proceeds from exercise of warrants	3,186	-
Net cash (used in) provided by financing activities	1,004	(673)

Net (decrease) increase in Cash and Cash Equivalents	960	(4,174)
Cash and cash equivalents – beginning of period	6,872	13,868
Cash and cash equivalents – end of period	$7,832	$9,694

See accompanying notes to consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$122	$78
Cash paid for income taxes	$1,224	$500

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$900	$54
Notes and stock payable for acquisitions	$1,250	$3,284
Stock issuance for acquisitions	$900	$585
Payment of contingent consideration with common stock	$100	$100

See accompanying notes to consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

 Note 1 - Organization and Nature of Business Operations

Business

NV5 Holdings, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Holdings”) is a provider of professional and technical engineering and consulting solutions in the infrastructure, energy, construction, real estate and environmental markets, operating through a network of 36 locations in California, Colorado, Florida, Massachusetts, New Jersey, Pennsylvania, Ohio, Utah and Wyoming. The Company’s clients include the U.S. federal, state and local governments, and the private sector. NV5 Global, Inc. (formerly known as NV5, Inc.)(“NV5 Global”) was incorporated as a Delaware corporation in 2009.  NV5, Inc. (formerly known as Nolte Associates, Inc.) (“NV5”), which began operations in 1949, was incorporated as a California corporation in 1957 and was acquired by NV5 Global in 2010.  In March 2010, NV5 Global acquired the construction quality assurance operations of Bureau Veritas North America, Inc.  In October 2011, NV5 Global and NV5 completed a reorganization transaction in which NV5 Holdings, Inc. was incorporated as a Delaware corporation, acquired all of the outstanding shares of NV5 Global and NV5, and, as a result, became the holding company under which NV5, NV5 Global and the Company's other subsidiaries conduct business. NV5, LLC, (formerly known as AK Environmental, LLC) (“NV5, LLC”) a North Carolina limited liability company which was originally incorporated as a New Jersey limited liability company in 2002 and reincorporated in North Carolina in 2013, was acquired by the Company in 2014. NV5 Holdings provides a wide range of services, including, but not limited to, planning, design, consulting, permitting, inspection and field supervision, management oversight, forensic engineering, litigation support, condition assessment and compliance certification.

Significant Transactions

On January 30, 2015, the Company acquired all of the outstanding equity interests of Joslin, Lesser & Associates, Inc., a Massachusetts corporation (“JLA”), a program management and owner’s representation consulting firm that primarily services government owned facilities and public K through 12 school districts in the Boston, MA area, for a purchase price of up to $5,500, consisting of cash, notes and common stock (see Note 4).

This acquisition expanded the Company’s project management services and allows NV5 Holdings to offer this service on a broader scale within its existing network. In addition, the acquisition strengthens NV5 Holdings’ geographic diversification and allows the Company to continue expanding its national footprint.

Warrant exercise

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

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying consolidated balance sheet as of December 31, 2014 has been derived from those financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for any future interim period or for the full 2015 fiscal year.

 Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 50% and 58% of the Company’s gross revenues for the three months ended March 31, 2015 and 2014, respectively, are from California-based projects and approximately 11% and 16% of revenues for the three months ended March 31, 2015 and 2014, respectively, are from one client. Furthermore, approximately 37% and 38% of the Company’s accounts receivable as of March 31, 2015 and December 31, 2014 are from government and government-related contracts. As management continually evaluates the creditworthiness of these and future clients, the risk of credit default is considered limited.

Fair Value of Financial Instruments

The Company considers cash and cash equivalents, accounts receivable, cash surrender value of officers’ life insurance, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. As of March 31, 2015 and December 31, 2014, the carrying amount of each financial instrument, with the exception of debt and contingent consideration liabilities recognized in connection with business combinations, approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

The Company applies the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. The allocation of the purchase prices to identifiable intangible assets (customer relationships, customer backlog, trade name and non-compete) are based on valuations performed to determine the fair values of such assets as of the acquisition dates. The Company engaged a third-party independent valuation specialist to determine the fair values of tangible and intangible assets acquired and liabilities assumed for the 2015 and 2014 acquisitions, except for the 2014 acquisition of the Buric Companies. The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates.  The Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability on the consolidated balance sheet.

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

The Company measures contingent consideration liabilities recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3, as defined in the accounting guidance. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are projections over the earn-out period (generally one year), and the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and amount paid will be recorded in earnings.

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

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with the FASB ASC 260, Earnings per Share, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. The weighted average number of shares outstanding in calculating basic earnings per share for the three months ended March 31, 2015 and 2014 exclude 692,711 and 588,596 non-vested restricted shares, respectively, issued since 2010. These non-vested restricted shares are not included in basic earnings per share until the vesting requirement is met. The weighted average number of shares outstanding in calculating diluted earnings per share for the three months ended March 31, 2015 and 2014 includes, if outstanding, non-vested restricted shares and units, issuable shares related to acquisitions, and the warrants associated with the Company’s initial public offering. In calculating diluted earnings per share for the three months ended March 31, 2015 and 2014, there were no potentially dilutive securities that were not considered.

      The following table represents a reconciliation of the comprehensive income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,	March 31,
	2015	2014
Numerator:
Comprehensive income – basic and diluted	$1,085	$707

Denominator:
Basic weighted average shares outstanding	5,522,743	5,025,529
Effect of dilutive non-vested restricted shares and units	382,415	297,316
Effect of issuable shares related to acquisitions	10,952	42,843
Effect of warrants	115,952	26,924

Diluted weighted average shares outstanding	6,032,062	5,392,612

Note 3 – Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03 "Interest-Imputation of Interest," which is intended to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments resulting from ASU No. 2015-03 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted for financial statements that have not previously been issued. The implementation of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU, and the Company has not yet determined which method it will apply. The Company is currently evaluating the impact of adopting ASU 2014-09 on the Company's consolidated net income, financial position and cash flows. In April 2015, the FASB issued for public comment a proposed update that would defer the effective date of ASU 2014-09 by one year. If the one-year deferral is adopted, ASU 2014-09 would become effective for us in the first quarter of our fiscal year ending December 31, 2018.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 4 – Business Acquisitions

On January 30, 2015, the Company acquired all of the outstanding equity interests of Joslin, Lesser & Associates, Inc., a Massachusetts corporation (“JLA”), a program management and owner’s representation consulting firm that primarily services government owned facilities and public K through 12 school districts in the Boston, MA area. The purchase price of up to $5,500 included $2,250 in cash, a $1,250 promissory note (bearing interest at 3.5%), payable in four installments of $313, due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition (see Note 9), and $1,000 of the Company’s common stock (89,968 shares) as of the closing date of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash, notes and the Company’s common stock, subject to the achievement of certain agreed upon metrics for calendar year 2015. The earn-out payment of $1,000 is non-interest bearing and is preliminarily recorded at fair value based on a probability-weighted approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date. Therefore, the Company has discounted the $1,000 payment obligation for imputed interest and the probability of achieving this earn-out. As of March 31, 2015, the fair value of this contingent consideration is approximately $900.

In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for JLA, the Company engaged a third party independent valuation specialist, however as of the date of this report, the valuation was not complete. The preliminary allocation of the purchase price is based on the best information available and is pending, amongst other things: (i) the finalization of the valuation of the fair values and useful lives of property and equipment acquired; (ii) finalization of the valuations and useful lives for intangible assets; (iii) finalization of the valuation of accounts payable and accrued expenses; and (iv) finalization of deferred tax balances. During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The Company expects to establish the purchase price allocation with respect to this transaction by the end of the second quarter of 2015. We estimated the fair value of the shares issued on a quoted market value on the closing date, net of an approximately 10% discount to recognize the legal restrictions imposed by the United States federal securities laws.

On January 31, 2014, the Company acquired certain assets of AQC located in Tampa, Florida, which specializes in occupational health, safety and environmental consulting. The purchase price of up to $815 consisted of $250 in cash, a $300 non-interest bearing promissory note and $150 of the Company’s common stock (18,739 shares) as of the closing date. The purchase price also included a non-interest bearing earn-out of $115 payable in cash, subject to the achievement of a certain agreed upon metric for calendar year 2014, and is payable on April 1, 2015. The earn-out was recorded at an estimated fair value of $54, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. AQC did not meet the agreed upon metric and as of December 31, 2014, the estimated fair value of this contingent consideration was $0. The purchase price included a $300 uncollateralized non-interest bearing promissory note, with an imputed interest rate of 3.75%. The note is payable in two equal payments of $150 due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition (see Note 9). The carrying value of this note was approximately $150 and $294 as of March 31, 2015 and December 31, 2014, respectively.

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

On June 30, 2014, the Company acquired certain assets of ORSI, a program management firm specializing in healthcare facilities development and construction projects. The purchase price of up to $1,300 consisted of $400 in cash, a $450 non-interest bearing promissory note, and $150 of the Company’s common stock (14,918 shares) as of the closing date, which were issued in July 2014. The purchase price also included a non-interest bearing earn-out of $300 payable in cash and the Company’s common stock, subject to the achievement of a certain agreed upon metric for calendar year 2014, and is payable on March 31, 2015. The earn-out payment was recorded at its estimated fair value based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. As of March 31, 2015 and December 31, 2014, the estimated fair value of this contingent consideration is approximately $285. The purchase price also included a $450 uncollateralized non-interest bearing promissory note, with an imputed interest rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition (see Note 9). The carrying value of this note was approximately $434 as of March 31, 2015 and December 31, 2014, respectively.

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

The Company reviews and re-assesses the estimated fair value of its contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. During the three months ended March 31, 2015, the Company recorded a change in fair value of $4 related to contingent consideration obligations due to the increased probability of achieving the earn-out metric defined at the time of acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisition closed during the first quarter of 2015:

Cash	$500
Property and equipment	35
Other assets	8
Intangible assets:
Customer relationships	1,656
Trade name	218
Customer backlog	238
Non-compete	265
Total Assets	2,920
Liabilities	(181)
Net assets acquired	2,739
Consideration paid (Cash, Notes and stock)	4,400
Contingent earn-out liability (Cash and stock)	900
Total Consideration	5,300
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$2,561

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from this acquisition.

The consolidated financial statements of the Company for the three months ended March 31, 2015 include the results of operations from the business acquired during 2015 from its date of acquisition to March 31, 2015. For the three months ended March 31, 2015, the results include gross revenues and pre-tax income of approximately $1,307 and $426, respectively. Included in general and administrative expense for the three months ended March 31, 2015 is $63, of acquisition-related costs pertaining to the Company’s acquisition activities.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three months ended March 31, 2015 as if the NV5, LLC and JLA acquisitions had occurred as of January 1, 2014. The pro forma information provided below is compiled from the financial statements of the combined companies and includes pro forma adjustments for amortization expense, reduction in certain agreed on expenses, interest expense and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the NV5, LLC and JLA operations actually been acquired on January 1, 2014; or (ii) future results of operations:

	For the three months ended
	March 31,	March 31,
	2015	2014
Gross revenues	$29,851	$25,260
Comprehensive income	$1,155	$1,052
Basic earnings per share	$0.21	$0.20
Diluted earnings per share	$0.19	$0.19

The Company determined that neither the AQC, ORSI, or Buric acquisitions constitute significant business combinations individually or in the aggregate. Therefore, pro forma financial statements are not required to be disclosed.

Note 5 – Accounts Receivable, net

Accounts receivable, net, consists of the following:

	March 31,	December 31,
	2015	2014

Billed	$18,306	$18,897
Unbilled	10,514	8,336
Contract retentions	629	627
	29,449	27,860
Less: allowance for doubtful accounts	(859)	(845)
Accounts receivable, net	$28,590	$27,015

Billed accounts receivable represents amounts billed to clients that remain uncollected as of the balance sheet date. Unbilled accounts receivable represents recognized amounts pending billing pursuant to contract terms or accounts billed after period end, and are expected to be billed and collected within the next 12 months.

Note 6 – Property and Equipment, net

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2015	2014

Office furniture and equipment	$337	$341
Computer equipment	1,563	1,571
Survey and field equipment	1,219	1,027
Leasehold improvements	1,101	1,096
	4,220	4,035
Accumulated depreciation	(2,386)	(2,410)
Property and equipment – net	$1,834	$1,625

Depreciation expense was $149 and $129 for the three months ended March 31, 2015 and 2014, respectively.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 7 – Goodwill and Intangible Assets

Goodwill

On August 1, 2014, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses, the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2014. There were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2014 through March 31, 2015.

The table set forth below shows the change in goodwill during the three months ended March 31, 2015:

March 31,
2015
Balance as of the beginning of the year	$11,142
Acquisition	2,561
Balance as of the end of the period	$13,703

Intangible Assets

Intangible assets, net, as of March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$8,436	$(2,692)	$5,744	$6,780	$(2,449)	$4,331
Trade name	1,445	(1,137)	308	1,227	(1,048)	179
Customer backlog	1,438	(1,043)	395	1,200	(952)	248
Non-compete	938	(275)	663	672	(209)	463
Total	$12,257	$(5,147)	$7,110	$9,879	$(4,658)	$5,221

Trade names are amortized on a straight-line basis over their estimated lives ranging from 1 to 3 years. Customer backlog and customer relationships are amortized based on the future expected revenues, with weighted average amortization periods ranging from 1 to 9 years. Non-compete agreements are amortized over their contractual lives ranging from 4 to 5 years.

Amortization expense was $489 and $259 for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the future estimated aggregate amortization related to intangible assets is as follows:

Period ending March 31,

2016	$1,817
2017	1,185
2018	915
2019	688
2020	618
Thereafter	1,887
Total	$7,110

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2015	2014
Stock payable for acquisitions	$46	$46
Deferred rent	505	530
Payroll and related taxes	2,898	1,507
Professional liability reserve	139	136
Benefits	448	123
Accrued vacation	1,778	1,386
Other	897	1,035
Total	$6,711	$4,763

Note 9 – Notes Payable

Notes payable consists of the following:

	March 31,	December 31,
	2015	2014

Term Loan	$-	$318
Note Payable	1,112	1,231
Uncollateralized promissory notes	4,898	4,707
Total Debt	6,010	6,256
(Less current maturities)	(2,904)	(2,878)
Long-term debt, net of current maturities	$3,106	$3,378

 Credit Facility

On January 31, 2014, the Company entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which was amended on September 3, 2014 and provides for a two-year, $8,000 revolving credit facility with a maturity date of January 31, 2016 (the “Credit Facility”). The interest rate is prime rate plus 0.50%, with a minimum of 3.75%, which was the interest rate as of March 31, 2015. The Credit Facility contains a cross default and cross collateralization provision with the Term Loan described below. The Credit Facility contains certain financial covenants, including an annual maximum debt to tangible net worth ratio of 3.0:1.0 as of December 31, 2014 and for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contains an annual minimum debt service coverage ratio equal to 1.5:1.0 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. The Credit Facility is guaranteed by (i) NV5 Global, (ii) NV5 and (iii) NV5, LLC. The Credit Facility is secured by a first priority lien on substantially all of the assets of NV5 Holdings Inc., NV5 Global and NV5. In connection with entering into the Credit Facility, on January 31, 2014, the Company terminated two credit facilities totaling $4,000. In conjunction with closing the Credit Facility, the Company paid approximately $27 in debt issuance costs, which are included in Prepaid Expenses on the consolidated balance sheet and are being amortized into interest expense over the two-year term of the Credit Facility. As of March 31, 2015 and December 31, 2014, the outstanding balance on the Credit Facility was $0.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

 Term Loan

The Company has a note payable to Western Alliance, with a maturity date of February 1, 2015 (the “Term Loan”). The Term Loan was amended on September 3, 2014 to adjust the guarantors and certain financial covenants. The interest rate on the Term Loan is prime rate with a minimum of 4.50%. As of March 31, 2015 and December 31, 2014, the actual interest rate was 4.50%. The Term Loan is payable in monthly principal installments of $46 with a lump sum of the remaining principal balance outstanding due at maturity, which was repaid in full as of February 1, 2015. The Term Loan was collateralized by substantially all of the Company’s assets and is guaranteed by NV5 Holdings, Inc., NV5 and NV5, LLC. As of March 31, 2015 and December 31, 2014, the outstanding balance on the Term Loan was approximately $0 and $318, respectively.

Note Payable

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of March 31, 2015 and December 31, 2014, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, the Company pays quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured and is subordinated to the Term Loan, although the Company is permitted to make periodic principal and interest payments. As of March 31, 2015 and December 31, 2014, the outstanding balance on the Nolte Note was approximately $1,112 and $1,231, respectively.

Uncollateralized Promissory Notes

On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included a $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $1,250 as of March 31, 2015.

On November 3, 2014, the Company acquired certain assets of the Buric Companies. The purchase price included an uncollateralized, 3% interest bearing promissory note in the aggregate principal amount of $300 (the “Buric Note”). The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The carrying value of the Buric Note was approximately $300 as of March 31, 2015 and December 31, 2014.

On June 30, 2014, the Company acquired certain assets of ORSI. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $450 (the “ORSI Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition. The carrying value of the ORSI Note was approximately $434 as of March 31, 2015 and December 31, 2014, respectively.

On March 21, 2014, the Company acquired all of the outstanding equity interests of NV5, LLC. The purchase price included a $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $2,000 and $3,000 as of March 31, 2015 and December 31, 2014, respectively.

On January 31, 2014, the Company acquired certain assets of AQC. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $300 (the “AQC Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $150 each, due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition. As of March 31, 2015 and December 31, 2014, the carrying value of the AQC Note was approximately $150 and $294, respectively.

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn Environmental, Inc. The purchase price consisted of an uncollateralized promissory note in the aggregate principal amount of approximately $92, bearing interest at 4.0%, payable in two equal payments of approximately $46 each due on the first and second anniversaries of August 12, 2013, the effective date of the acquisition. The outstanding balance of this note was $46 as of March 31, 2015 and December 31, 2014.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On April 30, 2013, the Company acquired certain assets and assumed certain liabilities of Consilium Partners. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200, bearing interest at 4.0%, payable in three equal payments of approximately $67 each, and due on the first, second and third anniversaries of April 30, 2013, the effective date of the acquisition. The outstanding balance of this note was approximately $133, as of March 31, 2015 and December 31, 2014, respectively.

On July 27, 2012, the Company acquired certain assets and assumed certain liabilities of Kaderabek Company (“Kaco”). The purchase price included a note in the aggregate principal amount of $2,000 (the “Kaco Note”), bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter, which is payable as follows: $500 due by (and paid on) December 28, 2012 and three equal payments of $500 each due on the first, second and third anniversaries of July 27, 2012, the effective date of the acquisition. As of March 31, 2015 and 2014, the actual interest rate was 2.58%. The outstanding balance of the Kaco Note was $500 as of March 31, 2015 and December 31, 2014.

 Future contractual maturities of long-term debt as of March 31, 2015, are as follows:

Period ending March 31,

2016	$2,904
2017	2,359
2018	435
2019	312
Total	$6,010

Note 10 – Stock Repurchase Obligation

The stock repurchase obligation at March 31, 2015 and December 31, 2014 represents notes payable for the repurchase of common stock of certain former non-controlling interests in NV5. These notes are unsecured and subordinated to bank debt and the maintenance of related debt covenants, and bear interest from 3.25% to 4.25%. The rates adjust annually based on the prime rate. The notes require quarterly interest and principal payments through their maturity dates. The outstanding balance of the stock repurchase obligation was $799 and $935 as of March 31, 2015 and December 31, 2014, respectively.

Future maturities of these notes as of March 31, 2015 are as follows:

Period ending March 31,

2016	$268
2017	133
2018	133
2019	133
2020	132
Total	$799

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

Note 12 – Stock-Based Compensation

In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of March 31, 2015, 673,039 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors.

In the three months ended March 31, 2015, the Company granted from the 2011 Equity Plan 84,805 restricted shares of common stock and restricted stock units, to management, employees, and non-employee directors with an aggregate deferred compensation amount of approximately $1,111. The fair value of these awards is based on the quoted market values of the Company’s common stock as of the grant dates, which is a weighted-average of $13.11 per share. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.

Share-based compensation expense relating to restricted stock awards during the three months ended March 31, 2015 and 2014 was $278 and $131 respectively. As of March 31, 2015, no shares have vested since the 2011 Equity Plan inception. Approximately $2,104 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 2.7 years, is unrecognized at March 31, 2015.

Note 13 – Income Taxes

As of March 31, 2015, the Company had net current and net non-current deferred income tax assets of $358 and $1,123, respectively. As of December 31, 2014, the Company had net current and net non-current deferred income tax assets of $358 and $1,123, respectively. No valuation allowance against the Company’s net deferred income tax assets is needed as of March 31, 2015 or December 31, 2014. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes.

The Company’s consolidated effective income tax rate was 36.7% for the three months ended March 31, 2015. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39.0% is principally due to the federal domestic production activities deduction. The effective income tax rate for the three months ended March 31, 2014 was 36.6%. The difference between the effective tax rate and the combined statutory federal and state tax rate of 39.0% was principally due to the domestic production activities deduction.

In 2011, the California Franchise Tax Board (“CFTB”) initiated an examination of the state of California tax filings and raised questions about certain research and development tax credits generated and included on the tax returns of an acquired company for the years 2005 to 2009. The Company has been responding to inquiries generated by the CFTB regarding their agreed upon sample of contracts. During the fourth quarter of 2014, the Company received in writing some correspondence from the CFTB on this matter. There has been no final determination from the CFTB as to their acceptance of the filed tax credit. An extension was executed in March 2015, which extended the statute of limitations through September 2016 on the exam period. The Company has concluded it would be prudent to maintain a reserve of $550 at March 31, 2015.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 14 – Subsequent Event

On April 22, 2015, the Company acquired Richard J. Mendoza, Inc. (“Mendoza & Associates”), a California based program management firm that specializes in the provision of construction program consulting services to public and private clients in the transportation and clean water/wastewater industries. The purchase price of $4,000 was made with a combination of cash and notes payable.

Under the acquisition method of accounting, the Company will recognize the assets acquired and the liabilities assumed at their fair values and will record an allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates. The Company expects goodwill will be recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and the amount attributable to the reputation of the businesses acquired, the workforce in place and the synergies to be achieved from these acquisitions. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged a third party independent valuation specialist. The Company expects to establish a preliminary purchase price allocation with respect to this transaction by the end of the second quarter of 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of NV5 Holdings, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our” or “NV5 Holdings”) should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K. This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.

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

Recent Acquisitions

The aggregate value of all consideration for our acquisition consummated during the three months ended March 31, 2015 was approximately $5,500.

On January 30, 2015, we acquired all of the outstanding equity interests of Joslin, Lesser & Associates, Inc., a Massachusetts corporation (“JLA”), a program management and owner’s representation consulting firm that primarily services government owned facilities and public K through 12 school districts in the Boston, MA area. The purchase price of up to $5,500 included $2,250 in cash, a $1,250 promissory note (bearing interest at 3.5%), payable in four installments of $313, due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition, and $1,000 of our common stock (89,968 shares) as of the closing date of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash, notes and our common stock, subject to the achievement of certain agreed upon metrics for calendar year 2015. The earn-out payment of $1,000 is non-interest bearing and is preliminarily recorded at fair value based on a probability-weighted approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date. Therefore, we have discounted the $1,000 payment obligation for imputed interest and the probability of achieving this earn-out. As of March 31, 2015, the fair value of this contingent consideration is approximately $900. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for JLA, we engaged a third party independent valuation specialist, however as of the date of this report, the valuation was not complete. We expect to finalize the purchase price allocation with respect to this transaction by the end of the second quarter of 2015.

Key Trends, Developments and Challenges

Warrant exercise.

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

Tax credit dispute.

In 2011, the California Franchise Tax Board (“CFTB”) initiated an examination of the state of California tax filings and raised questions about certain research and development tax credits generated and included on the tax returns of an acquired company for the years 2005 to 2009. We have been responding to inquiries generated by the CFTB regarding their agreed upon sample of contracts. During the fourth quarter of 2014, we received in writing some correspondence from the CFTB on this matter. There has been no final determination from the CFTB as to their acceptance of the filed tax credit. An extension was executed in March 2015, which extended the statute of limitations through September 2016 on the exam period. The Company has concluded it would be prudent to maintain a reserve of $550 at March 31, 2015.

Backlog.

As of March 31, 2015, we had approximately $95,700 of gross revenue backlog expected to be recognized over the next 12 months compared to gross revenue backlog of approximately $82,100 as of December 31, 2014. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Components of Income and Expense

Revenues

We enter into contracts with our clients that contain two principal types of pricing provisions: cost-reimbursable and fixed-price. The majority of our contracts are cost-reimbursable contracts that fall under the relatively low-risk subcategory of time and materials contracts.

Cost-reimbursable contracts

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

For the three months ended March 31, 2015 and 2014, cost-reimbursable contracts represented approximately 94% and 87%, respectively, of our total revenues.

Fixed-price contracts

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

For the three months ended March 31, 2015 and 2014, fixed-price contracts represented approximately 6% and 13%, respectively, of our total revenues.

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

Direct Costs of Revenues

Direct costs of revenues, excluding depreciation and amortization, consist primarily of that portion of technical and non-technical salaries and wages incurred in connection with fee generating projects. Direct costs of revenues also include production expenses, subconsultant services, and other expenses that are incurred in connection with our fee generating projects. Direct costs of revenues exclude that portion of technical and non-technical salaries and wages related to marketing efforts, vacations, holidays, and other time not spent directly generating fees under existing contracts. Such costs are included in operating expenses. Additionally, payroll taxes, bonuses, and employee benefit costs for all of our personnel, facilities costs, and depreciation and amortization are included in operating expenses since no allocation of these costs is made to direct costs of revenues. We expense direct costs of revenues when incurred.

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

Factors Affecting Comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Acquisitions

On January 30, 2015, we acquired all the outstanding equity interests of JLA. As a result of this acquisition, we commenced recognizing the JLA’s results of operations during the first quarter of 2015, primarily affecting the comparability of the three months ended March 31, 2015 compared to the same period in 2014.

On November 3, 2014, we acquired certain assets and assumed certain liabilities of the Buric Companies. As a result of this acquisition, we commenced recognizing the Buric Companies’ results of operations during the fourth quarter of 2014, primarily affecting the comparability of the three months ended March 31, 2015 compared to the same period in 2014.

On June 30, 2014, we acquired certain assets and assumed certain liabilities of ORSI. As a result of this acquisition, we commenced recognizing ORSI’s results of operations during the third quarter of 2014, primarily affecting the comparability the three months ended March 31, 2015 compared to the same period in 2014.

On January 31, 2014 and March 21, 2014, we acquired certain assets and assumed certain liabilities of AQC and NV5, LLC, respectively. As a result of these acquisitions, we commenced recognizing the acquired companies’ results of operations during the first quarter of 2014, primarily affecting the comparability of the three months ended March 31, 2015 compared to the same period in 2014.

Stock-Based Compensation

In October 2011, our stockholders approved the Company’s 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire an ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of March 31, 2015, 673,039 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors.

In the three months ended March 31, 2015, we granted from the 2011 Equity Plan 84,805 restricted shares of common stock and restricted stock units, respectively, to management, employees, and non-employee directors with an aggregate deferred compensation amount of approximately $1,100 at a weighted-average fair value of $13.11, per share. The restricted shares of our common stock granted provide for service-based vesting after two to four years following the grant date.

Share-based compensation expense relating to restricted stock awards during the three months ended March 31, 2015 and 2014 was $278 and $131, respectively. As of March 31, 2015, no shares have vested since the 2011 Equity Plan inception. Approximately $2,104 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 2.7 years, was unrecognized at March 31, 2015.

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

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements. Our estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in our consolidated financial statements relate to the revenue recognition on the percentage-of-completion method, reserves for professional liability claims, allowances for doubtful accounts, valuation of our intangible assets, contingent consideration and income taxes. During the three months ended March 31, 2015, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The following table represents our condensed results of operations for the periods indicated (in thousands of dollars and as a percentage of gross revenues):

	Three Months
	Ended March 31,
	2015		2014

Gross revenues	$29,153	100.0%	$18,992	100.0%

Direct costs	16,268	55.8%	9,638	50.7%

Gross profit	12,885	44.2%	9,354	49.3%

Operating expenses	11,103	38.1%	8,187	43.1%

Income from operations	1,782	6.1%	1,167	6.1%

Other expense (net)	(68)	-0.2%	(52)	-0.3%

Income tax expense	(629)	-2.2%	(408)	-2.1%

Net income	$1,085	3.7%	$707	3.7%

Three months Ended March 31, 2015 compared to the three months Ended March 31, 2014

Gross revenues.

Our revenues increased approximately $10,200, or approximately 53.5% for the three months ended March 31, 2015, compared to the same period in 2014. The increase in revenues is due primarily to organic growth from our existing platform as well as the contribution from various acquisitions completed in 2014 and during the three months of 2015. Excluding acquisition closed subsequent to March 31, 2014, our revenues increased approximately $7,900 or approximately 41.8%, for the three months ended March 31, 2015, compared to the same period in 2014. We are currently unaware of delays in current projects and therefore are not anticipating such to influence future revenues. Such revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

      Direct costs.

Our direct costs increased approximately $6,600 or approximately 68.8%, for the three months ended March 31, 2015, compared to the same period in 2014. The increase in direct costs compared to the same period in 2014 is primarily due to an increase in our utilization of billable employees in 2015 and direct costs incurred during the three months ended March 31, 2015 from operations of businesses acquired after March 31, 2014. Excluding acquisition closed subsequent to March 31, 2014, our direct costs increased approximately $5,800, or approximately 59.7%, for the three months ended March 31, 2015, compared to the same period in 2014. Direct costs of contracts include direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both gross revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

As a percentage of gross revenues, direct costs of contracts were 55.8% for the three months ended March 31, 2015, respectively, compared to 50.7% for the three months ended March 31, 2014, respectively. The decrease in gross profit percentage for the three months ended March 31, 2015 was primarily due to the gross profit margin generated by the recently acquired NV5, LLC. NV5, LLC is a technical staffing business in the energy industry, which is generally a high volume and lower margin business. However, the administrative overhead costs (i.e., indirect labor, facilities costs, etc.) for this type of operation are typically lower than our other service lines. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors, including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. As revenues from sub-consultant costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and income from operations.

Operating expenses.

Our operating expenses increased approximately $2,900, or 35.6%, for the three months ended March 31, 2015, compared to the same period in 2014. The increase in operating expenses was due to integration costs from businesses acquired subsequent to March 31, 2014. Operating expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and all employee benefits and the portion of salaries and wages not allocated to direct costs of revenues. Operating expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees, and administrative operating costs. We expense operating costs when incurred. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs. Therefore, when our professional services revenues increase or decrease, it is not unusual to see a corresponding change in operating expenses.

As a percentage of revenues, operating expenses were 38.1%, for the three months ended March 31, 2015, compared to 43.1%, for the three months ended March 31, 2014. This decrease was the result of the increase in utilization of our professional staff compared to the same period last year, internal focus on performance optimization and the scalability of operations.

Other expenses, net.

Our other expenses, net, increased by approximately $16, for the three months ended March 31, 2015, compared to the same period in 2014. Other expenses consist of interest expense on our outstanding debt. The change in other expenses is due to the change in the average principal amount of outstanding debt during the three months ended March 31, 2015 compared to the same period in 2014.

      Income taxes.

Our consolidated effective income tax rate was 36.7% for the three months ended March 31, 2015. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39.0% is principally due to the federal domestic production activities deduction. The effective income tax rate during the three months ended March 31, 2015 does not include the impact of research and development credits as these credits expired effective January 1, 2015. Our consolidated effective income tax rate was 36.6% for the three months ended March 31, 2014. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of 39.0% is principally due to the domestic production activities deduction. The effective rate during the three months ended March 31, 2014 does not include the impact of research and development credits as these credits expired effective January 1, 2014.

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

Cash Flows

As of March 31, 2015, our cash and cash equivalents totaled $7,800 and accounts receivable, net of allowance for doubtful accounts, totaled $28,600, compared to $6,900 and $27,000, respectively, on December 31, 2014. As of March 31, 2015, our accounts payable and accrued liabilities were $5,700 and $6,700, respectively, compared to $5,300 and $4,800, respectively, on December 31, 2014. Also, as of March 31, 2015, we had notes payable, stock repurchase obligations, and contingent considerations of $6,000, $800, and $1,600, respectively, compared to $6,300, $900 and $900, respectively, on December 31, 2014.

Operating activities.

For the three months ended March 31, 2015, net cash provided by operating activities amounted to $1,900, primarily attributable to net income of $1,100, which included non-cash charges of $600 from depreciation and amortization, and increases of $2,100 in accounts payable and accrued liabilities partially offset by increases of $1,700 in accounts receivable. During 2015, we made income tax payments of approximately $1,200.

For the three months ended March 31, 2014, net cash provided by operating activities amounted to $400 primarily attributable to net income of $700, which included non-cash charges of $400 from depreciation and amortization, and increases of $1,400 in accounts payable and accrued liabilities partially offset by increases of $1,900 in accounts receivable. During 2014, we made income tax payments of approximately $500.

Investing activities.

For the three months ended March 31, 2015, net cash used in investing activities amounted to $2,000, primarily resulting from cash used for our acquisition during 2015 of $1,800 and the purchase of property and equipment of $200 for our ongoing operations.

For the three months ended March 31, 2014, net cash used in investing activities amounted to $3,900, primarily resulting from cash used for our acquisition of $3,800 and the purchase of property and equipment of $200 for our ongoing operations.

Financing activities.

For the three months ended March 31, 2015, net cash provided by financing activities amounted to $1,000, primarily due to the proceeds from the warrant exercise of $3,200 offset by principal repayments of $1,600 towards long-term debt, $200 towards the contingent obligation and $100 in stock repurchase obligations.

For the three months ended March 31, 2014, net cash used by financing activities amounted to $700 primarily from scheduled repayments of $300 towards long-term debt, $100 in stock repurchase obligations and payment of contingent consideration of $200.

Financing

On January 31, 2014, we entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which was amended on September 3, 2014 and provides for a two-year, $8,000 revolving credit facility with a maturity date of January 31, 2016 (the “Credit Facility”). The interest rate is prime rate plus 0.50%, with a minimum of 3.75%. As of December 31, 2014, the actual interest rate was 3.75%. The Credit Facility contains a cross default and cross collateralization provision with the Term Loan (as defined below). The Credit Facility contains certain financial covenants, including an annual maximum debt to tangible net worth ratio of 3.00:1.00 as of December 31, 2014 and for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contains an annual minimum debt service coverage ratio equal to 1.50:1.00 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. The Credit Facility is guaranteed by (i) NV5 Global, (ii) NV5 and (iii) NV5, LLC. The Credit Facility is secured by a first priority lien on substantially all of the assets of NV5 Holdings, Inc., NV5 Global, and NV5. In connection with entering into the Credit Facility, on January 31, 2014, the Company terminated its two credit facilities totaling $4,000 (the “Line Facilities”). As of March 31, 2015, the outstanding balance on the Credit Facility was $0.

We have a note payable to Western Alliance, with a maturity date of February 1, 2015 (the “Term Loan”). The Term Loan was amended on September 3, 2014 to adjust the guarantors and certain financial covenants. The interest rate on the Term Loan was at prime rate with a minimum of 4.50%. As of December 31, 2014, the actual interest rate was 4.50%. The Term Loan was payable in monthly principal installments of $46 with a lump sum of the remaining principal balance outstanding due at maturity, which was repaid in full as of February 1, 2015. The Term Loan is collateralized by substantially all of the Company’s assets and is guaranteed by NV5 Holdings, Inc., NV5, and NV5, LLC. As of March 31, 2015 and December 31, 2014, we had outstanding balances of approximately $0 and $300, respectively, in connection with the Term Loan.

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of March 31, 2015 and December 31, 2014, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, we pay quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured and is subordinated to the Term Loan, although we are permitted to make our periodic principal and interest payments. The outstanding balance of the Nolte Note was approximately $1,100 and $1,200 as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015 and December 31, 2014, there are stock repurchase obligations which represent notes payable for the repurchase of common stock of certain former non-controlling interests in NV5. These notes are unsecured and subordinated to bank debt and the maintenance of related debt covenants, and bear interest from 3.25% to 4.25%. The rates adjust annually based on the prime rate. The notes require quarterly interest and principal payments through their maturity dates, which range between 2014 and 2019. The outstanding balance of the stock repurchase obligation was $800 and $900 as of March 31, 2015 and December 31, 2014, respectively, including the current portions.

On January 30, 2015, we acquired all of the outstanding equity interests of JLA. The purchase price included a $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each, due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $1,250 as of March 31, 2015.

On January 31, 2014, we acquired certain assets of AQC. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $300 for which we have imputed interest at a rate of 3.75% (the “AQC Note”). This note is payable in two equal payments of $150 each, due on the first and second anniversaries of the effective date of January 31, 2014. The carrying value of the AQC Note was approximately $150 and $294 as of March 31, 2015 and December 31, 2014, respectively.

On March 21, 2014, we acquired all of the outstanding equity interests of NV5, LLC. The purchase price included a $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of the effective date of March 21, 2014. The outstanding balance of the AK Note was approximately $2,000 and $3,000 as of March 31, 2015 and December 31, 2014, respectively.

On June 30, 2014, we acquired certain assets of ORSI. The purchase price included an uncollateralized non-interest bearing promissory note in the principal amount of $450 (the “ORSI Note”), which has an imputed interest rate of 3.75%. The ORSI Note is payable in two equal payments of $225 each due on the first and second anniversaries of the effective date of June 30, 2014. The outstanding balance of the ORSI Note was $434 as of March 31, 2015 and December 31, 2014.

On November 3, 2014, we acquired certain assets of the Buric Companies. The purchase price included a $300 uncollateralized 3% interest bearing promissory note. The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The outstanding balance of the Buric Note was $300 as of March 31, 2015 and December 31, 2014.

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaderabek Company (“Kaco”). The purchase price included a note in the aggregate principal amount of $2,000 (the “Kaco Note”), bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter, which is payable as follows: $500 due by (and paid on) December 28, 2012 and three equal payments of $500 each due on the first, second and third anniversaries of the effective date of July 27, 2012. As of March 31, 2015 and December 31, 2014, the actual interest rate was 2.58%. The outstanding balance of the Kaco Note was $500 as of March 31, 2015 and December 31, 2014.

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200, bearing interest at 4.0%, payable in three equal payments of $67 each due on the first, second and third anniversaries of the effective date of April 30, 2013. The outstanding balance of this note was $133 as of March 31, 2015 and December 31, 2014.

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn. The purchase price consisted of an uncollateralized promissory note in the aggregate principal amount of approximately $92 (bearing interest at 4.0%), payable in two equal payments of approximately $46 each due on the first and second anniversaries of the effective date of August 12, 2013. The outstanding balance of this note was $46 as of March 31, 2015 and December 31, 2014.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2015.

Effects of Inflation

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03 "Interest-Imputation of Interest," which is intended to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments resulting from ASU No. 2015-03 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted for financial statements that have not previously been issued. The implementation of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU and management has not yet determined which method it will apply. The Company is currently evaluating the impact of adopting ASU 2014-09 on the Company's consolidated net income, financial position and cash flows. In April 2015, the FASB issued for public comment a proposed update that would defer the effective date of ASU 2014-09 by one year. If the one-year deferral is adopted, ASU 2014-09 would become effective for us in the first quarter of our fiscal year ending December 31, 2018.

Cautionary Statement about Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q, including all documents incorporated by reference contain “forward-looking” statements within the meaning of Section 27A of the Securities Act Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as, but not limited to, “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “project,” “may,” “might,” “should,” “would,” “will,” “likely,” “will likely result,” “continue,” “could,” “future,” “plan,” “possible,” “potential,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements in this Quarterly Report on Form 10-Q reflect the Company’s current views with respect to future events and financial performance.

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

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include those factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our Annual Report on Form 10-K filing for the fiscal year ended December 31, 2014 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995, as amended. Readers can find them in “Item 1A. Risk Factors” of that filing and under the same heading of this filing. You may obtain a copy of our Annual Report on Form 10-K through our website, www.nv5.com. Information contained on our website is not incorporated into this report. In addition to visiting our website, you may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549 or at www.sec.gov. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room.

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

ITEM 1A.     RISK FACTORS.

During the three months ended March 31, 2015, there have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

For a description of our acquisition of JLA, see Note 4, Business Acquisitions, to the Condensed Consolidated Financial Statements.

Issuer Purchase of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

Number	Description

10.1

Stock Purchase Agreement, dated as of January 30, 2015, by and among Joslin, Lesser & Associates, Inc. a Massachusetts corporation, each of the stockholders of Joslin, Lesser & Associates, Inc., Stuart D. Lesser, as the sole stockholder representative of Joslin, Lesser & Associates, Inc. and NV5 Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2015).

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

NV5 HOLDINGS, INC.

By: /s/ Michael P. Rama
Date: May 12, 2015	Michael P. Rama Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)