Form 10-Q
period 2015-06-30
NV5 Holdings, Inc.
filed 2015-08-14
CIK 1532961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35849

NV5 Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3458017
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 South Park Road, Suite 350	33021
Hollywood, Florida 33021	(Zip Code)
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

As of August 10, 2015, there were 8,109,937 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

NV5 Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2015	December 31,2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,833	$6,872
Accounts receivable, net of allowance for doubtful accounts of $919 and $845 as of June 30, 2015 and December 31, 2014, respectively	34,128	27,015
Prepaid expenses and other current assets	1,135	1,224
Deferred income tax assets	44	358
Total current assets	69,140	35,469
Property and equipment, net	2,476	1,625
Intangible assets, net	9,630	5,221
Goodwill	15,977	11,142
Other assets	787	810
Deferred income tax assets	-	1,123
Total Assets	$98,010	$55,390

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,251	$5,335
Accrued liabilities	8,532	4,763
Income taxes payable	839	1,157
Billings in excess of costs and estimated earnings on uncompleted contracts	316	277
Client deposits	109	121
Current portion of contingent consideration	327	618
Current portion of stock repurchase obligation	227	372
Current portion of notes payable	6,541	2,878
Total current liabilities	20,142	15,521
Contingent consideration, less current portion	933	323
Stock repurchase obligation, less current portion	531	563
Notes payable, less current portion	3,923	3,378
Total liabilities	25,529	19,785

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 45,000,000 shares authorized, 8,107,483 and 5,754,959 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	81	58
Additional paid-in capital	59,652	25,617
Retained earnings	12,748	9,930
Total stockholders’ equity	72,481	35,605
Total liabilities and stockholders’ equity	$98,010	$55,390

 See accompanying notes to condensed consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Gross revenues	$34,481	$29,229	$63,634	$48,222

Direct costs:
Salaries and wages	12,357	9,852	22,266	15,512
Sub-consultant services	4,374	3,923	8,447	7,010
Other direct costs	2,379	3,510	4,665	4,401
Total direct costs	19,110	17,285	35,378	26,923

Gross Profit	15,371	11,944	28,256	21,299

Operating Expenses:
Salaries and wages, payroll taxes and benefits	7,604	6,237	14,709	11,323
General and administrative	3,237	2,538	5,740	4,478
Facilities and facilities related	1,007	906	1,864	1,679
Depreciation and amortization	760	522	1,398	910
Total operating expenses	12,608	10,203	23,711	18,390

Income from operations	2,763	1,741	4,545	2,909

Other expense:
Interest expense	(34)	(77)	(102)	(129)
Total other expense	(34)	(77)	(102)	(129)

Income before income tax expense	2,729	1,664	4,443	2,780
Income tax expense	(996)	(610)	(1,625)	(1,018)
Net income and comprehensive income	$1,733	$1,054	$2,818	$1,762

Earnings per share:
Basic	$0.28	$0.21	$0.48	0.35
Diluted	$0.25	$0.19	$0.44	0.32

Weighted average common shares outstanding:
Basic	6,301,763	5,104,304	5,914,405	5,065,134
Diluted	6,838,725	5,612,344	6,437,546	5,502,696

See accompanying notes to condensed consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2015	5,754,959	$58	$25,617	$9,930	$35,605

Stock compensation	-	-	666	-	666
Restricted stock issuance, net	201,346	2	(2)	-	-
Proceeds from secondary offering, net of costs	1,644,500	16	29,406		29,422
Proceeds from exercise of warrants, net of costs	408,412	4	2,966	-	2,970
Stock issuance for acquisitions	89,968	1	899	-	900
Payment of contingent consideration with common stock	8,298	-	100	-	100
Net income	-	-	-	2,818	2,818
Balance, June 30, 2015	8,107,483	$81	$59,652	$12,748	$72,481

See accompanying notes to condensed consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash Flows From Operating Activities:
Net income	$2,818	$1,762

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,398	910
Provision for doubtful accounts	151	97
Stock compensation	666	347
Change in fair value of contingent consideration	52	24
Loss on disposal of leasehold improvements	-	32
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(3,564)	(6,187)
Prepaid expenses and other assets	228	(514)
Accounts payable	(3,239)	1,075
Accrued liabilities	2,805	523
Income taxes payable	(318)	(369)
Billings in excess of costs and estimated earnings on uncompleted contracts	39	(79)
Client deposits	(11)	(39)
Net cash provided by (used in) operating activities	1,025	(2,418)

Cash Flows From Investing Activities:
Cash paid for acquisitions, net of cash acquired	(2,764)	(4,150)
Purchase of property and equipment	(306)	(470)
Net cash used in investing activities	(3,070)	(4,620)

Cash Flows From Financing Activities:
Proceeds from secondary offering	32,068	-
Payments of secondary offering costs	(2,646)	-
Payments on note payable	(2,676)	(631)
Payments of contingent consideration	(533)	(233)
Payments of debt issuance costs	-	(27)
Proceeds from exercise of warrants	3,186	4
Payment of warrants exercise costs	(216)	-
Payments on stock repurchase obligation	(177)	(288)
Net cash provided by (used in) financing activities	29,006	(1,175)

Net increase (decrease) in Cash and Cash Equivalents	26,961	(8,213)
Cash and cash equivalents – beginning of period	6,872	13,868
Cash and cash equivalents – end of period	$33,833	$5,655

(Continued)

NV5 Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30, 2015	June 30, 2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$142	$117
Cash paid for income taxes	$1,635	$1,387

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$901	$285
Notes and stock payable for acquisitions	$5,250	$3,845
Stock issuance for acquisitions	$900	$685
Payment of contingent consideration with common stock	$100	$100
Landlord-funded leasehold improvements	$-	$137

See accompanying notes to condensed consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

 Note 1 - Organization and Nature of Business Operations

Business

NV5 Holdings, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Holdings”) is a provider of professional and technical engineering and consulting solutions in the infrastructure, energy, construction, real estate and environmental markets, operating through a network of 42 locations in Arizona, California, Colorado, Connecticut, Florida, Massachusetts, Maryland, New Jersey, New Mexico, New York, Ohio, Pennsylvania, Utah, Washington and Wyoming. The Company’s clients include the U.S. federal, state and local governments, and the private sector. NV5 Global, Inc. (formerly known as NV5, Inc.)(“NV5 Global”) was incorporated as a Delaware corporation in 2009.  NV5, Inc. (formerly known as Nolte Associates, Inc.) (“NV5”), which began operations in 1949, was incorporated as a California corporation in 1957 and was acquired by NV5 Global in 2010.  In March 2010, NV5 Global acquired the construction quality assurance operations of Bureau Veritas North America, Inc.  In October 2011, NV5 Global and NV5 completed a reorganization transaction in which NV5 Holdings, Inc. was incorporated as a Delaware corporation, acquired all of the outstanding shares of NV5 Global and NV5, and, as a result, became the holding company under which NV5, NV5 Global and the Company's other subsidiaries conduct business. NV5 Holdings provides a wide range of services, including, but not limited to, planning, design, consulting, permitting, inspection and field supervision, management oversight, forensic engineering, litigation support, condition assessment and compliance certification.

Equity Transactions

Secondary offering

On May 22, 2015, the Company priced a secondary offering of 1,430,000 shares of the Company’s common stock. Each share was sold at an offering price of $19.50 per share. The shares sold were registered under the Securities Act of 1933, as amended (the “Securities Act”) on an effective registration statement on Form S-3 and an effective registration statement filed with the SEC on Form S-3MEF (Registration Nos. 333-198113 and 333-204362) pursuant to Rule 462(b) under the Securities Act. On May 28, 2015, the underwriters of the offering exercised its option to purchase up to an additional 214,500 shares, solely to cover over-allotments. The closing of the offering occurred, and was recorded, on May 28, 2015, upon which we received net proceeds of approximately $29,400 after deducting the underwriting discount and estimated offering expenses payable by the Company and issued 1,644,500 shares.

Warrant exercise

On January 5, 2015, in accordance with the amended and restated warrant agreements, the Company notified the holders of its outstanding public warrants that the Company had called its warrants for redemption. Each public warrant entitled the holder to purchase one share of the Company’s common stock at an exercise price of $7.80 per share. The public warrant holders had until February 4, 2015 to exercise their public warrants at $7.80 per share. The redemption resulted in 408,412, or approximately 99%, of the Company’s outstanding public warrants being exercised prior to the expiration time and generated cash proceeds of approximately $3,200. The remaining 4,002 public warrants that were not exercised by the expiration time were cancelled and redeemed for the sum of $0.01 per public warrant. In connection with the redemption of all outstanding public warrants, the trading of the Company’s public warrants was suspended and the warrants were delisted from NASDAQ.

Acquisitions

On June 24, 2015, the Company acquired certain assets of Allwyn Priorities, LLC. (“Allwyn Environmental”), an environmental services firm based in Phoenix, AZ, that specializes in environmental assessment, radon mitigation, NEPA planning and permitting, NQA-1 compliance, geotechnical engineering, construction materials testing and inspection, and water resources projects, for a purchase price of up to $1,300, consisting of cash and notes (see Note 4).

On April 22, 2015, the Company acquired all of the outstanding equity interests of Richard J. Mendoza, Inc. (“Mendoza”), a program management firm based in San Francisco, CA, that specializes in the provision of construction program consulting services to public and private clients in the transportation and clean water/wastewater industries, for a purchase price of up to $4,000, consisting of cash and notes (see Note 4).

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

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

These acquisitions expanded the Company’s environmental and project management services and allow NV5 Holdings to offer these services on a broader scale within its existing network. In addition, the acquisitions strengthen NV5 Holdings’ geographic diversification and allow the Company to continue expanding its national footprint.

 Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The consolidated financial statements include the accounts of NV5 Holdings, Inc. and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Concentration of Credit Risk

Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 47% and 50% of the Company’s gross revenues for each of the six months ended June 30, 2015 and 2014, respectively, are from California-based projects and approximately 12% and 14% of revenues for the six months ended June 30, 2015 and 2014, respectively, are from one client. Furthermore, approximately 38% of the Company’s accounts receivable as of June 30, 2015 and December 31, 2014 are from government and government-related contracts. As management continually evaluates the creditworthiness of these and future clients, the risk of credit default is considered limited.

Fair Value of Financial Instruments

The Company considers cash and cash equivalents, accounts receivable, cash surrender value of officers’ life insurance, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. As of June 30, 2015 and December 31, 2014, the carrying amount of each financial instrument, with the exception of contingent consideration liabilities recognized in connection with business combinations, approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

The Company applies the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. The allocation of the purchase price to identifiable intangible assets (customer relationships, customer backlog, trade name and non-compete) is based on valuations performed to determine the fair values of such assets as of the acquisition dates. The Company engaged a third-party independent valuation specialist to determine the fair values of tangible and intangible assets acquired and liabilities assumed for the 2015 and 2014 acquisitions, except for the 2015 acquisition of Allwyn and the 2014 acquisition of the Buric Companies, which were internally valued. The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates.  The Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability on the consolidated balance sheet.

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

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with the FASB ASC 260, Earnings per Share, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. The weighted average number of shares outstanding in calculating basic earnings per share for the three and six months ended June 30, 2015 and 2014 exclude 779,431 and 603,499 non-vested restricted shares, respectively, issued since 2010. These non-vested restricted shares are not included in basic earnings per share until the vesting requirement is met. The weighted average number of shares outstanding in calculating diluted earnings per share for the three and six months ended June 30, 2015 and 2014 includes, if outstanding, non-vested restricted shares and units, issuable shares related to acquisitions, and the warrants associated with the Company’s initial public offering. In calculating diluted earnings per share for the three and six months ended June 30, 2015 and 2014, there were no potentially dilutive securities that were not considered.

The following table represents a reconciliation of the comprehensive income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Numerator:
Net income – basic and diluted	$1,733	$1,054	$2,818	$1,762

Denominator:
Basic weighted average shares outstanding	6,301,763	5,104,304	5,914,405	5,065,134
Effect of dilutive non-vested restricted shares and units	440,944	321,844	411,680	309,581
Effect of issuable shares related to acquisitions	6,011	32,846	8,481	37,844
Effect of warrants	90,007	153,350	102,980	90,137
Diluted weighted average shares outstanding	6,838,725	5,612,344	6,437,546	5,502,696

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

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is permitted as of the original effective date. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU, and the Company has not yet determined which method it will apply. The Company is currently evaluating the impact of adopting ASU 2014-09 on the Company's consolidated net income, financial position and cash flows. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will become effective for us in the first quarter of our fiscal year ending December 31, 2018.

Note 4 – Business Acquisitions

On June 24, 2015, the Company acquired certain assets of Allwyn Priorities, LLC. (“Allwyn Environmental”), an environmental services firm based in Phoenix, AZ, that specializes in environmental assessment, radon mitigation, NEPA planning and permitting, NQA-1 compliance, geotechnical engineering, construction materials testing and inspection, and water resources projects. The purchase price of up to $1,300 included up to $800 in cash and a $500 promissory note (bearing interest at 3.5%), payable in three installments of $167, due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition (see Note 9).

On April 22, 2015, the Company acquired all of the outstanding equity interests of Richard J. Mendoza, Inc., (“Mendoza”), a San Francisco based program management firm, with seven offices throughout California, that specializes in the provision of construction program consulting services to public and private clients in the transportation and clean water/wastewater industries. The purchase price of up to $4,000 included up to $500 in cash, The purchase price included a $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year and a $500 promissory note (bearing interest at 3%), payable in two installments of $250, due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition (see Note 9).

On January 30, 2015, the Company acquired all of the outstanding equity interests of Joslin, Lesser & Associates, Inc., a Massachusetts corporation (“JLA”), a program management and owner’s representation consulting firm that primarily services government owned facilities and public K through 12 school districts in the Boston, MA area. The purchase price of up to $5,500 included $2,250 in cash, a $1,250 promissory note (bearing interest at 3.5%), payable in four installments of $313, due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition (see Note 9), and $1,000 of the Company’s common stock (89,968 shares) as of the closing date of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash, notes and the Company’s common stock, subject to the achievement of certain agreed upon metrics for calendar year 2015. The earn-out of $1,000 is non-interest bearing and was recorded at its estimated fair value of $901, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. As of June 30, 2015, the fair value of this contingent consideration is approximately $933.

In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for the JLA and Mendoza acquisitions, the Company engaged a third party independent valuation specialist. During the three months ended June 30, 2015, the Company recorded a deferred tax liability of approximately $1,400 in conjunction with the final purchase price allocation of JLA as a result of the intangibles acquired in the acquisition. The third party independent valuation specialist completed a preliminary purchase price allocation for the Mendoza acquisition based on historical inputs and data as of June 30, 2015; however as of the date of this report, the valuation was not complete. The preliminary allocation of the purchase price is based on the best information available and is pending, amongst other things: (i) the finalization of the valuation of the fair values and useful lives of property and equipment acquired; (ii) finalization of the valuations and useful lives for intangible assets; (iii) finalization of the valuation of accounts payable and accrued expenses; and (iv) finalization of deferred tax balances. During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The Company expects to establish the purchase price allocation with respect to this transaction by the end of the third quarter of 2015.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On January 31, 2014, the Company acquired certain assets of AQC located in Tampa, Florida, which specializes in occupational health, safety and environmental consulting. The purchase price of up to $815 consisted of $250 in cash, a $300 non-interest bearing promissory note and $150 of the Company’s common stock (18,739 shares) as of the closing date. The purchase price also included a non-interest bearing earn-out of $115 payable in cash, subject to the achievement of a certain agreed upon metric for calendar year 2014, and was payable on April 1, 2015. The earn-out was recorded at an estimated fair value of $54, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. AQC did not meet the agreed upon metric and as of December 31, 2014, the estimated fair value of this contingent consideration was $0. The purchase price included a $300 uncollateralized non-interest bearing promissory note, with an imputed interest rate of 3.75%. The note is payable in two equal payments of $150 due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition (see Note 9). The carrying value of this note was approximately $150 and $294 as of June 30, 2015 and December 31, 2014, respectively.

On March 21, 2014, the Company acquired all of the outstanding equity interests of NV5, LLC (formerly known as AK Environmental, LLC), a natural gas pipeline inspection, construction management and environmental consulting firm, primarily servicing the Northeast, Mid-Atlantic and Southeast United States. The purchase price of $7,000 included $3,500 in cash, a $3,000 promissory note (bearing interest at 3.0%), payable in three installments of $1,000 due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition (see Note 9), and $500 of the Company’s common stock (64,137 shares) as of the closing date of the acquisition.

On June 30, 2014, the Company acquired certain assets of ORSI, a program management firm specializing in healthcare facilities development and construction projects. The purchase price of up to $1,300 consisted of $400 in cash, a $450 non-interest bearing promissory note, and $150 of the Company’s common stock (14,918 shares) as of the closing date, which were issued in July 2014. The purchase price also included a non-interest bearing earn-out of $300 payable in cash and the Company’s common stock, subject to the achievement of a certain agreed upon metric for calendar year 2014, which was paid in April 2015. The purchase price also included a $450 uncollateralized non-interest bearing promissory note, with an imputed interest rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition (see Note 9). The carrying value of this note was approximately $221 and $434 as of June 30, 2015 and December 31, 2014, respectively.

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

The Company reviews and re-assesses the estimated fair value of its contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. During the three and six months ended June 30, 2015, the Company recorded a change in fair value of $48 and $52, respectively, related to contingent consideration obligations due to the increased probability of achieving the earn-out metric defined at the time of acquisition.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date for acquisitions closed during 2015 and 2014:

	June 30,	December 31,
	2015	2014

Cash	$695	$-
Accounts receivable	3,700	2,567
Property and equipment	100	116
Prepaid expenses	104	41
Other assets	14	7
Intangible assets:
Customer relationships	3,368	2,505
Trade name	362	369
Customer backlog	1,466	315
Non-compete	299	466
Total Assets	10,108	6,386
Liabilities	(2,915)	(576)
Deferred tax liabilities	(1,436)	-
Net assets acquired	5,757	5,810

Consideration paid (Cash, Notes and stock)	9,692	9,560
Contingent earn-out liability (Cash and stock)	900	286
Total Consideration	10,592	9,846
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$4,835	$4,036

 Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from this acquisition. Goodwill of approximately $2,250 is expected to be deductible for income tax purposes.

The consolidated financial statements of the Company for the three and six months ended June 30, 2015 include the results of operations from the businesses acquired during 2015 as of their respective dates of acquisition to June 30, 2015. For the three and six months ended June 30, 2015, the results include gross revenues of $4,819 and $6,126, respectively, and pre-tax income of $1,003 and $1,429, respectively. Included in general and administrative expense for the three and six months ended June 30, 2015 is $333 and $396, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and six months ended June 30, 2015 as if the NV5, LLC and JLA acquisitions had occurred as of January 1, 2014. The pro forma information provided below is compiled from the financial statements of the combined companies and includes pro forma adjustments for amortization expense, reduction in certain agreed on expenses, interest expense and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the NV5, LLC and JLA operations actually been acquired on January 1, 2014; or (ii) future results of operations:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Gross revenues	$34,481	$29,229	$64,332	$56,744
Comprehensive income	$1,733	$1,041	$2,949	$2,735
Basic earnings per share	$0.28	$0.32	$0.50	$0.52
Diluted earnings per share	$0.25	$0.29	$0.46	$0.48

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The Company determined that neither the Mendoza, Allwyn, AQC, ORSI, or Buric acquisitions constitute significant business combinations individually or in the aggregate. Therefore, pro forma financial statements are not required to be disclosed.

 Note 5 – Accounts Receivable, net

Accounts receivable, net, consists of the following:

	June 30,	December 31,
	2015	2014

Billed	$23,743	$18,897
Unbilled	10,754	8,336
Contract retentions	550	627

	35,047	27,860
Less: allowance for doubtful accounts	(919)	(845)
Accounts receivable, net	$34,128	$27,015

Billed accounts receivable represents amounts billed to clients that remain uncollected as of the balance sheet date. Unbilled accounts receivable represents recognized amounts pending billing pursuant to contract terms or accounts billed after period end, and are expected to be billed and collected within the next 12 months.

Note 6 – Property and Equipment, net

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2015	2014

Office furniture and equipment	$409	$341
Computer equipment	2,317	1,571
Survey and field equipment	1,217	1,027
Leasehold improvements	1,066	1,096
	5,009	4,035
Accumulated depreciation	(2,533)	(2,410)
Property and equipment – net	$2,476	$1,625

Depreciation expense was $162 and $151 for the three months ended June 30, 2015 and 2014, respectively and $313and $279 for the six months ended June 30, 2015 and 2014, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill

On August 1, 2014, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses, the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2014. There were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2014 through June 30, 2015.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The table set forth below shows the change in goodwill during the six months ended June 30, 2015:

June 30,
2015
Balance as of the beginning of the year	$11,142
Acquisitions	4,835
Balance as of the end of the period	$15,977

Intangible Assets

Intangible assets, net, as of June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$10,149	$(2,955)	$7,194	$6,780	$(2,449)	$4,331
Trade name	1,590	(1,250)	340	1,227	(1,048)	179
Customer backlog	2,666	(1,190)	1,476	1,200	(952)	248
Non-compete	971	(351)	620	672	(209)	463
Total	$15,376	$(5,746)	$9,630	$9,879	$(4,658)	$5,221

Trade names are amortized on a straight-line basis over their estimated lives ranging from 1 to 3 years. Customer backlog and customer relationships are amortized based on the future expected revenues, with weighted average amortization periods ranging from 1 to 9 years. Non-compete agreements are amortized over their contractual lives ranging from 4 to 5 years.

Amortization expense was $597 and $372 for the three months ended June 30, 2015 and 2014, respectively and $1,086 and $631 for the six months ended June 30, 2015 and 2014.

As of June 30, 2015, the future estimated aggregate amortization related to intangible assets is as follows:

Period ending June 30,
2016	$2,230
2017	1,532
2018	1,290
2019	1,119
2020	970
Thereafter	2,489
Total	$9,630

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2015	2014
Stock payable for acquisitions	$46	$46
Deferred rent	557	530
Payroll and related taxes	2,417	1,507
Professional liability reserve	126	136
Benefits	593	123
Accrued vacation	2,176	1,386
Other	2,617	1,035
Total	$8,532	$4,763

 Note 9 – Notes Payable

Notes payable consists of the following:

	June 30,	December 31,
	2015	2014

Term Loan	$-	$318
Note Payable	993	1,231
Uncollateralized promissory notes	9,471	4,707
Total Debt	10,464	6,256
(Less current maturities)	(6,541)	(2,878)
Long-term debt, net of current maturities	$3,923	$3,378

 Credit Facility

On January 31, 2014, the Company entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which was amended on September 3, 2014 and provides for a two-year, $8,000 revolving credit facility with a maturity date of January 31, 2016 (the “Credit Facility”). The interest rate is prime rate plus 0.50%, with a minimum of 3.75%, which was the interest rate as of June 30, 2015. The Credit Facility contains a cross default and cross collateralization provision with the Term Loan described below. The Credit Facility contains certain financial covenants, including an annual maximum debt to tangible net worth ratio of 3.0:1.0 as of December 31, 2014 and for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contains an annual minimum debt service coverage ratio equal to 1.5:1.0 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. The Credit Facility is guaranteed by (i) NV5 Global, (ii) NV5, (iii) NV5, LLC, (iv) JLA, and (v) RBA Group, Inc. The Credit Facility is secured by a first priority lien on substantially all of the assets of NV5 Holdings Inc., NV5 Global and NV5. On July 20, 2015, we amended the Credit Facility to add additional subsidiary guarantors, establish a within-line facility of up to $1,000 for the issuance of standby letters of credit and extend the maturity date of the Credit Facility to May 31, 2016 from January 31, 2016.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Term Loan

The Company had a note payable to Western Alliance, which matured on February 1, 2015 (the “Term Loan”). As of June 30, 2015 and December 31, 2014, the outstanding balance on the Term Loan was approximately $0 and $318, respectively.

Note Payable

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of June 30, 2015 and December 31, 2014, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, the Company pays quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured and is subordinated to the Term Loan, although the Company is permitted to make periodic principal and interest payments. As of June 30, 2015 and December 31, 2014, the outstanding balance on the Nolte Note was approximately $993 and $1,231, respectively.

Uncollateralized Promissory Notes

On June 24, 2015, the Company acquired certain assets of Allwyn Environmental. The purchase price included a $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $500 as of June 30, 2015.

On April 22, 2015, the Company acquired all of the outstanding equity interests of Mendoza. The purchase price included a $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year and a $500 promissory note bearing interest at 3% (the “Mendoza Note”) that is payable in two equal payments of $250 each due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. The outstanding balance of the short-term promissory note was $3,000 and of the Mendoza Note was $500, as of June 30, 2015.

On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included a $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $1,250 as of June 30, 2015.

On November 3, 2014, the Company acquired certain assets of the Buric Companies. The purchase price included an uncollateralized, 3% interest bearing promissory note in the aggregate principal amount of $300 (the “Buric Note”). The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The carrying value of the Buric Note was approximately $300 as of June 30, 2015 and December 31, 2014.

On June 30, 2014, the Company acquired certain assets of ORSI. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $450 (the “ORSI Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition. The carrying value of the ORSI Note was approximately $221 and $434 as of June 30, 2015 and December 31, 2014, respectively.

On March 21, 2014, the Company acquired all of the outstanding equity interests of NV5, LLC. The purchase price included a $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $2,000 and $3,000 as of June 30, 2015 and December 31, 2014, respectively.

On January 31, 2014, the Company acquired certain assets of AQC. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $300 (the “AQC Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $150 each, due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition. As of June 30, 2015 and December 31, 2014, the carrying value of the AQC Note was approximately $150 and $294, respectively.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn Environmental, Inc. The purchase price consisted of an uncollateralized promissory note in the aggregate principal amount of approximately $92, bearing interest at 4.0%, payable in two equal payments of approximately $46 each due on the first and second anniversaries of August 12, 2013, the effective date of the acquisition. The outstanding balance of this note was $46 as of June 30, 2015 and December 31, 2014.

      On April 30, 2013, the Company acquired certain assets and assumed certain liabilities of Consilium Partners. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200, bearing interest at 4.0%, payable in three equal payments of approximately $67 each, and due on the first, second and third anniversaries of April 30, 2013, the effective date of the acquisition. The outstanding balance of this note was approximately $67 and $133, as of June 30, 2015 and December 31, 2014, respectively.

On July 27, 2012, the Company acquired certain assets and assumed certain liabilities of Kaderabek Company (“Kaco”). The purchase price included a note in the aggregate principal amount of $2,000 (the “Kaco Note”), bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter, which is payable as follows: $500 due by (and paid on) December 28, 2012 and three equal payments of $500 each due on the first, second and third anniversaries of July 27, 2012, the effective date of the acquisition. As of June 30, 2015 and 2014, the actual interest rate was 2.58%. The outstanding balance of the Kaco Note was $500 as of June 30, 2015 and December 31, 2014.

 Future contractual maturities of long-term debt as of June 30, 2015, are as follows:

Period ending June 30,
2016	$6,541
2017	2,931
2018	679
2019	313
Total	$10,464

Note 10 – Stock Repurchase Obligation

The stock repurchase obligation at June 30, 2015 and December 31, 2014 represents notes payable for the repurchase of common stock of certain former non-controlling interests in NV5. These notes are unsecured and subordinated to bank debt and the maintenance of related debt covenants, and bear interest from 3.25% to 4.25%. The rates adjust annually based on the prime rate. The notes require quarterly interest and principal payments through their maturity dates. The outstanding balance of the stock repurchase obligation was $758 and $935 as of June 30, 2015 and December 31, 2014, respectively.

Future maturities of these notes as of June 30, 2015 are as follows:

Period ending June 30,
2016	$227
2017	133
2018	133
2019	133
2020	132
Total	$758

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 12 – Stock-Based Compensation

In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of June 30, 2015, 537,988 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date. A summary of the changes in unvested shares of the restricted stock during the six months ended June 30, 2015 is presented below.

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value

Unvested shares as of January 1, 2015	622,412	$4.53
Granted	203,365	$16.71
Vested	(29,820)	$7.21
Forfeited	(2,018)	$11.30
Unvested shares as of June 30, 2015	793,939	$7.53

 Share-based compensation expense relating to restricted stock awards during the three months ended June 30, 2015 and 2014 was $388 and $216, respectively, and for the six months ended June 30, 2015 and 2014 was $666 and $347, respectively. Approximately $3,990 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 2.7 years, is unrecognized at June 30, 2015.

Note 13 – Income Taxes

As of June 30, 2015, the Company had net current deferred income tax asset of $44. As of December 31, 2014, the Company had net current and net non-current deferred income tax assets of $358 and $1,123, respectively. No valuation allowance against the Company’s net deferred income tax assets is needed as of June 30, 2015 or December 31, 2014. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes. During the three months ended June 30, 2015, the Company recorded a deferred tax liability of approximately $1,400 in conjunction with the final purchase price allocation of JLA as a result of the intangibles acquired in the acquisition.

The Company’s consolidated effective income tax rate was 36.5% and 36.6% for the three and six months ended June 30, 2015. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39.0% is principally due to the federal domestic production activities deduction. The effective income tax rate for the three and six months ended June 30, 2014 was 36.6%. The difference between the effective tax rate and the combined statutory federal and state tax rate of 39.0% was principally due to the domestic production activities deduction.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

In 2011, the California Franchise Tax Board (“CFTB”) initiated an examination of the state of California tax filings and raised questions about certain research and development tax credits generated and included on the tax returns of an acquired company for the years 2005 to 2009. The Company has been responding to inquiries generated by the CFTB regarding their agreed upon sample of contracts. During the fourth quarter of 2014, the Company received in writing some correspondence from the CFTB on this matter. There has been no final determination from the CFTB as to their acceptance of the filed tax credit. An extension was executed in March 2015, which extended the statute of limitations through September 2016 on the exam period. The Company has concluded it would be appropriate to maintain a reserve of $550 at June 30, 2015.

Note 14 – Subsequent Event

On July 1, 2015, the Company acquired all of the outstanding equity interests of the RBA Group, Inc. (“RBA”), a New Jersey based infrastructure engineering firm focused on the provision of transportation engineering, planning, and construction inspection, environmental engineering, civil engineering, surveying, and architecture services to public and private clients throughout the East Coast for a purchase price of up to $13,000. At closing, the Company (i) paid the RBA Stockholders an aggregate of $8,000 in cash, less $1,900 held back to cover liabilities associated with RBA’s deferred compensation plan which was paid to the RBA stockholders in July 2015, and (ii) issued the RBA Stockholders promissory notes in the aggregate principal amount of $4,000 (the “Notes”). The Notes are payable in four equal annual installments of $1,000 each beginning on July 1, 2016. The Notes bear interest at the rate of 3.0% per annum, payable at the time the principal payments are due, and contain such other terms as are customary for promissory notes of this type. In addition, the Company may also pay as consideration a non-interest bearing earn-out of up to $1,000 million, subject to the achievement of certain agreed upon financial metrics for the years ended 2016 and 2017. This additional earn-out consideration will be payable in cash or a combination of cash and shares of the Company’s common stock. Furthermore, at closing the Company assumed and paid off approximately $4,000 of RBA’s indebtedness.

Under the acquisition method of accounting, the Company will recognize the assets acquired and the liabilities assumed at their fair values and will record an allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company expects goodwill will be recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and the amount attributable to the reputation of the businesses acquired, the workforce in place and the synergies to be achieved from these acquisitions. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged a third party independent valuation specialist. The Company expects to establish a preliminary purchase price allocation with respect to this transaction by the end of the third quarter of 2015.

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

Recent Acquisitions

On July 1, 2015, we acquired all of the outstanding equity interests of the RBA Group, Inc. (“RBA”), a New Jersey based infrastructure engineering firm focused on the provision of transportation engineering, planning, and construction inspection, environmental engineering, civil engineering, surveying, and architecture services to public and private clients throughout the East Coast for a purchase price of up to $13,000. At closing, we (i) paid the RBA Stockholders an aggregate of $8,000 in cash, less $1,900 held back to cover liabilities associated with RBA’s deferred compensation plan which was paid to the RBA stockholders in July 2015, and (ii) issued the RBA Stockholders promissory notes in the aggregate principal amount of $4,000 (the “Notes”). The Notes are payable in four equal annual installments of $1,000 each beginning on July 1, 2016. The Notes bear interest at the rate of 3.0% per annum, payable at the time the principal payments are due, and contain such other terms as are customary for promissory notes of this type. In addition, we may also pay as consideration a non-interest bearing earn-out of up to $1,000 million, subject to the achievement of certain agreed upon financial metrics for the years ended 2016 and 2017. This additional earn-out consideration will be payable in cash or a combination of cash and shares of our common stock. Furthermore, at closing we assumed and paid off approximately $4,000 of RBA’s indebtedness.

The aggregate value of all consideration for our acquisition consummated during the three and six months ended June 30, 2015 was approximately $5,300 and $10,600, respectively.

On June 24, 2015, we acquired certain assets of Allwyn Priorities, LLC. (“Allwyn Environmental”), an environmental services firm based in Phoenix, AZ, that specializes in environmental assessment, radon mitigation, NEPA planning and permitting, NQA-1 compliance, geotechnical engineering, construction materials testing and inspection, and water resources projects. The purchase price of up to $1,300 included up to $800 in cash and a $500 promissory note (bearing interest at 3.5%), payable in three installments of $167, due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition.

On April 22, 2015, we acquired all of the outstanding equity interests of Richard J. Mendoza, Inc. (“Mendoza”), a San Francisco based program management firm, with seven offices throughout California, that specializes in the provision of construction program consulting services to public and private clients in the transportation and clean water/wastewater industries. The purchase price of up to $4,000 included up to $500 in cash, a $3,000 short- term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year and a $500 promissory note (bearing interest at 3%), payable in two installments of $250, due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for Mendoza, we engaged a third party independent valuation specialist. However, as of the date of this report, the valuation was not complete. We expect to finalize the purchase price allocation with respect to this transaction by the end of the third quarter of 2015.

On January 30, 2015, we acquired all of the outstanding equity interests of Joslin, Lesser & Associates, Inc., a Massachusetts corporation (“JLA”), a program management and owner’s representation consulting firm that primarily services government owned facilities and public K through 12 school districts in the Boston, MA area. The purchase price of up to $5,500 included $2,250 in cash, a $1,250 promissory note (bearing interest at 3.5%), payable in four installments of $313, due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition, and $1,000 of our common stock (89,968 shares) as of the closing date of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash, notes and the Company’s common stock, subject to the achievement of certain agreed upon metrics for calendar year 2015. The earn-out of $1,000 is non-interest bearing and was recorded at its estimated fair value of $901, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. As of June 30, 2015, the fair value of this contingent consideration is approximately $933.

These acquisitions expanded the Company’s environmental and project management services and allow NV5 Holdings to offer these services on a broader scale within its existing network. In addition, the acquisitions strengthen NV5 Holdings’ geographic diversification and allow the Company to continue expanding its national footprint.

Key Trends, Developments and Challenges

Secondary offering

On May 22, 2015, the Company priced a secondary offering of 1,430,000 shares of the Company’s common stock. Each share was sold at an offering price of $19.50 per share. The shares sold were registered under the Securities Act of 1933, as amended (the “Securities Act”) on an effective registration statement on Form S-3 and an effective registration statement filed with the SEC on Form S-3MEF (Registration Nos. 333-198113 and 333-204362) pursuant to Rule 462(b) under the Securities Act. On May 28, 2015, the underwriters of the offering exercised its option to purchase up to an additional 214,500 shares, solely to cover over-allotments. The closing of the offering occurred, and was recorded, on May 28, 2015, upon which we received net proceeds of approximately $29,400 after deducting the underwriting discount and estimated offering expenses payable by the Company and issued 1,644,500 shares.

Warrant exercise.

On January 5, 2015, in accordance with the amended and restated warrant agreements, we notified the holders of our outstanding public warrants that we had called our warrants for redemption. Each public warrant entitled the holder to purchase one share of the Company’s common stock at an exercise price of $7.80 per share. The public warrant holders had until February 4, 2015 to exercise their public warrants at $7.80 per share. The redemption resulted in 408,412, or approximately 99%, of our outstanding public warrants being exercised prior to the expiration time and generated cash proceeds of approximately $3,200. The remaining 4,002 public warrants that were not exercised by the expiration time were cancelled and redeemed for the sum of $0.01 per public warrant. In connection with the redemption of all outstanding public warrants, the trading of the Company’s public warrants was suspended and the warrants were delisted from the NASDAQ.

Tax credit dispute.

In 2011, the California Franchise Tax Board (“CFTB”) initiated an examination of the state of California tax filings and raised questions about certain research and development tax credits generated and included on the tax returns of an acquired company for the years 2005 to 2009. We have been responding to inquiries generated by the CFTB regarding their agreed upon sample of contracts. During the fourth quarter of 2014, we received in writing some correspondence from the CFTB on this matter. There has been no final determination from the CFTB as to their acceptance of the filed tax credit. An extension was executed in March 2015, which extended the statute of limitations through September 2016 on the exam period. The Company has concluded it would be appropriate to maintain a reserve of $550 at June 30, 2015.

Backlog.

As of June 30, 2015, we had approximately $116,800 of gross revenue backlog compared to gross revenue backlog of approximately $82,100 as of December 31, 2014. However, including the gross revenue backlog acquired on July 1, 2015 from RBA our backlog is approximately $146,800. Our backlog is an estimate of gross revenues expected to be recognized over the next 12 months. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

For the six months ended June 30, 2015 and 2014, cost-reimbursable contracts represented approximately 91% and 88%, respectively, of our total revenues.

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

For the six months ended June 30, 2015 and 2014, fixed-price contracts represented approximately 9% and 12%, respectively, of our total revenues.

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

Factors Affecting Comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Acquisitions

On June 24, 2015, we acquired certain assets of Allwyn Environmental. As a result of this acquisition, we commenced recognizing the Allwyn results of operations during the second quarter of 2015, primarily affecting the comparability of the three and six months ended June 30, 2015 compared to the same periods in 2014.

On April 22, 2015, we acquired all of the outstanding equity interests of Mendoza. As a result of this acquisition, we commenced recognizing the Mendoza’s results of operations during the second quarter of 2015, primarily affecting the comparability of the three and six months ended June 30, 2015 compared to the same periods in 2014.

On January 30, 2015, we acquired all the outstanding equity interests of JLA. As a result of this acquisition, we commenced recognizing the JLA’s results of operations during the first quarter of 2015, primarily affecting the comparability of the six months ended June 30, 2015 compared to the same period in 2014.

On November 3, 2014, we acquired certain assets and assumed certain liabilities of the Buric Companies. As a result of this acquisition, we commenced recognizing the Buric Companies’ results of operations during the fourth quarter of 2014, primarily affecting the comparability of the three and six months ended June 30, 2015 compared to the same periods in 2014.

On June 30, 2014, we acquired certain assets and assumed certain liabilities of ORSI. As a result of this acquisition, we commenced recognizing ORSI’s results of operations during the third quarter of 2014, primarily affecting the comparability of the three and six months ended June 30, 2015 compared to the same periods in 2014.

On January 31, 2014 and March 21, 2014, we acquired certain assets and assumed certain liabilities of AQC and NV5, LLC, respectively. As a result of these acquisitions, we commenced recognizing the acquired companies’ results of operations during the first quarter of 2014, primarily affecting the comparability of the six months ended June 30, 2015 compared to the same period in 2014.

Stock-Based Compensation

In October 2011, our stockholders approved the Company’s 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire an ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of June 30, 2015, 537,988 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors.

In the six months ended June 30, 2015, we granted from the 2011 Equity Plan 203,365 restricted shares of common stock and restricted stock units, respectively, to management, employees, and non-employee directors with an aggregate deferred compensation amount of approximately $3,400 at a weighted-average fair value of $16.71 per share. The restricted shares of our common stock granted provide for service-based vesting after two to four years following the grant date.

Share-based compensation expense relating to restricted stock awards during the six months ended June 30, 2015 and 2014 was $666 and $347, respectively. As of June 30, 2015, 29,820 shares have vested since the 2011 Equity Plan inception. Approximately $3,990 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 2.7 years, was unrecognized at June 30, 2015.

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

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements. Our estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in our consolidated financial statements relate to the revenue recognition on the percentage-of-completion method, reserves for professional liability claims, allowances for doubtful accounts, valuation of our intangible assets, contingent consideration and income taxes. During the three and six months ended June 30, 2015, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The following table represents our condensed results of operations for the periods indicated (in thousands of dollars and as a percentage of gross revenues):

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2015		2014		2015		2014

Gross revenues	$34,481	100.0%	$29,229	100.0%	$63,634	100.0%	$48,222	100.0%

Direct costs	19,110	55.4%	17,285	59.1%	35,378	55.6%	26,923	55.8%

Gross profit	15,371	44.6%	11,944	40.9%	28,256	44.4%	21,299	44.2%

Operating expenses	12,608	36.6%	10,203	34.9%	23,711	37.3%	18,390	38.1%

Income from operations	2,763	8.0%	1,741	6.0%	4,545	7.1%	2,909	6.0%

Other expense (net)	(34)	-0.1%	(77)	-0.3%	(102)	-0.2%	(129)	-0.3%

Income tax expense	(996)	-2.9%	(610)	-2.1%	(1,625)	-2.5%	(1,018)	-2.1%

Net income	$1,733	5.0%	$1,054	3.6%	$2,818	4.4%	$1,762	3.7%

Three and Six Months Ended June 30, 2015 compared to the Three and Six Months Ended June 30, 2014

Gross revenues.

Our revenues increased approximately $5,252 and $15,412, or approximately 18.0% and 32.0%, for the three and six months ended June 30, 2015, compared to the same periods in 2014. The increase in revenues is due primarily to organic growth from our existing platform as well as the contribution from various acquisitions completed in 2014 and during the six months of 2015. Excluding acquisitions closed subsequent to June 30, 2014, our revenues increased approximately $2,385 and $10,648 or approximately 8.2% and 22.1%, for the three and six months ended June 30, 2015, compared to the same periods in 2014. We are currently unaware of delays in current projects and therefore are not anticipating such to influence future revenues. Such revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Direct costs.

Our direct costs increased approximately $1,825 and $8,455, or approximately 10.6% and 31.4%, for the three and six months ended June 30, 2015, compared to the same periods in 2014. The increase in direct costs compared to the same periods in 2014 is primarily due to an increase in our utilization of billable employees in 2015 and direct costs incurred during the three and six months ended June 30, 2015 from operations of businesses acquired after June 30, 2014. Excluding acquisitions closed subsequent to June 30, 2014, our direct costs decreased approximately $674 and increased by $5,084 for the three and six months ended June 30, 2015, compared to the same periods in 2014. Direct costs of contracts include direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both gross revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

As a percentage of gross revenues, direct costs of contracts were 55.4% and 55.6% for the three and six months ended June 30, 2015, respectively, compared to 59.1% and 55.8% for the three and six months ended June 30, 2014, respectively. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors, including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. As revenues from sub-consultant costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and income from operations.

Operating expenses.

Our operating expenses increased approximately $2,405 and $5,321, or 23.6% and 28.9%, for the three and six months ended June 30, 2015, compared to the same periods in 2014. The increase in operating expenses was primarily due to integration costs from businesses acquired subsequent to June 30, 2014. During the three and six months ended June 30, 2015, acquisition related expenses was $333 and $396, respectively. Operating expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and all employee benefits and the portion of salaries and wages not allocated to direct costs of revenues. Operating expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees, and administrative operating costs. We expense operating costs when incurred. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs. Therefore, when our professional services revenues increase or decrease, it is not unusual to see a corresponding change in operating expenses.

Other expenses, net.

Our other expenses, net, decreased by approximately $43 and $27, for the three and six months ended June 30, 2015, compared to the same periods in 2014. Other expenses consist of interest expense on our outstanding debt. The change in other expenses is due to the change in the average principal amount of outstanding debt during the three and six months ended June 30, 2015 compared to the same period in 2014.

Income taxes.

Our consolidated effective income tax rate was 36.5% and 36.6% for the three and six months ended June 30, 2015. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39.0% is principally due to the federal domestic production activities deduction. The effective income tax rate during the three and six months ended June 30, 2015 does not include the impact of research and development credits as these credits expired effective January 1, 2015. Our consolidated effective income tax rate was 36.6% for the three and six months ended June 30, 2014. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of 39.0% is principally due to the domestic production activities deduction. The effective rate during the three and six months ended June 30, 2014 does not include the impact of research and development credits as these credits expired effective January 1, 2014.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, lines of credit, and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, and acquisition expenditures. We believe our sources of liquidity, including cash flow from operations, existing cash and cash equivalents, which include proceeds from our initial public offering, proceeds from the exercise of warrants issued in connection therewith, proceeds from our recent secondary offering and borrowing capacity under our credit facility will be sufficient to meet our projected cash requirements. This includes the increased operating expenses we began to incur in April 2013 and will continue to incur in connection with becoming a publicly traded company, such as financial and accounting personnel we have hired or will hire and our planned strategic acquisition activity for at least the next twelve months. We will monitor our capital requirements thereafter to ensure our needs are in line with available capital resources.

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

Cash Flows

As of June 30, 2015, our cash and cash equivalents totaled $33,833 and accounts receivable, net of allowance for doubtful accounts, totaled $34,128, compared to $6,872 and $27,015, respectively, on December 31, 2014. As of June 30, 2015, our accounts payable and accrued liabilities were $3,251 and $8,532, respectively, compared to $5,335 and $4,763, respectively, on December 31, 2014. Also, as of June 30, 2015, we had notes payable, stock repurchase obligations, and contingent considerations of $10,464, $757, and $1,260, respectively, compared to $6,256, $935 and $941, respectively, on December 31, 2014.

Operating activities.

For the six months ended June 30, 2015, net cash provided by operating activities amounted to $1,026, primarily attributable to net income of $2,818, which included non-cash charges of $1,398 from depreciation and amortization, and decreases of $434 in accounts payable and accrued liabilities partially offset by increases of $3,564 in accounts receivable. During 2015, we made income tax payments of approximately $1,635.

For the six months ended June 30, 2014, net cash used by operating activities amounted to $2,418 primarily attributable to net income of $1,762, which included non-cash charges of $900 from depreciation and amortization, and increases of $1,600 in accounts payable and accrued liabilities partially offset by increases of $6,200 in accounts receivable. During 2014, we made income tax payments of approximately $1,400.

Investing activities.

For the six months ended June 30, 2015, net cash used in investing activities amounted to $3,071, primarily resulting from cash used for our acquisitions during 2015 of $2,764 and the purchase of property and equipment of $306 for our ongoing operations.

For the six months ended June 30, 2014, net cash used in investing activities amounted to $4,620, primarily resulting from cash used for our acquisition of $4,150 and the purchase of property and equipment of $470 for our ongoing operations.

Financing activities.

For the six months ended June 30, 2015, net cash provided by financing activities amounted to $29,006, primarily due to the net proceeds from the secondary offering of $29,422 and the warrant exercise of $3,186 offset by principal repayments of $2,676 towards long-term debt, $533 towards the contingent obligation and $177 in stock repurchase obligations.

For the six months ended June 30, 2014, net cash used by financing activities amounted to $1,175 primarily from scheduled repayments of $631 towards long-term debt, $288 in stock repurchase obligations and payment of contingent consideration of $233.

Financing

Credit Facility

On January 31, 2014, we entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which was amended on September 3, 2014 and provides for a two-year, $8,000 revolving credit facility with a maturity date of January 31, 2016 (the “Credit Facility”). The interest rate is prime rate plus 0.50%, with a minimum of 3.75%, which was the interest rate as of December 31, 2014. The Credit Facility contains a cross default and cross collateralization provision with the Term Loan described below. The Credit Facility contains certain financial covenants, including an annual maximum debt to tangible net worth ratio of 3.0:1.0 as of December 31, 2014 and for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contains an annual minimum debt service coverage ratio equal to 1.5:1.0 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. The Credit Facility is guaranteed by (i) NV5 Global, (ii) NV5, (iii) NV5, LLC, (iv) JLA, and (v) RBA. The Credit Facility is secured by a first priority lien on substantially all of the assets of NV5 Holdings Inc., NV5 Global and NV5. On July 20, 2015, we amended the Credit Facility to add additional subsidiary guarantors, establish a within-line facility of up to $1,000 for the issuance of standby letters of credit and extend the maturity date of the Credit Facility to May 31, 2016 from January 31, 2016.

Term Loan

We had a note payable to Western Alliance, which matured on February 1, 2015 (the “Term Loan”). As of June 30, 2015 and December 31, 2014, the outstanding balance on the Term Loan was approximately $0 and $318, respectively.

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of June 30, 2015 and December 31, 2014, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, we pay quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured and is subordinated to the Term Loan, although we are permitted to make our periodic principal and interest payments. The outstanding balance of the Nolte Note was approximately $1,100 and $1,200 as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015 and December 31, 2014, there are stock repurchase obligations which represent notes payable for the repurchase of common stock of certain former non-controlling interests in NV5. These notes are unsecured and subordinated to bank debt and the maintenance of related debt covenants, and bear interest from 3.25% to 4.25%. The rates adjust annually based on the prime rate. The notes require quarterly interest and principal payments through their maturity dates, which range between 2014 and 2019. The outstanding balance of the stock repurchase obligation was $758 and $900 as of June 30, 2015 and December 31, 2014, respectively, including the current portions.

On January 30, 2015, we acquired all of the outstanding equity interests of JLA. The purchase price included a $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each, due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $1,250 as of June 30, 2015.

On April 22, 2015, we acquired all of the outstanding equity interests of Mendoza. The purchase price included a $3,000 short- term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year a $500 promissory note bearing interest at 3.0% (the “Mendoza Note”) that is payable in two equal payments of $250 each, due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. The outstanding balance of the short-term promissory note was $3,000 and of the Mendoza Note was $500 as of June 30, 2015.

On June 24, 2015, we acquired certain assets of Allwyn Environmental. The purchase price included a $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each, due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $500 as of June 30, 2015.

On January 31, 2014, we acquired certain assets of AQC. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $300 for which we have imputed interest at a rate of 3.75% (the “AQC Note”). This note is payable in two equal payments of $150 each, due on the first and second anniversaries of the effective date of January 31, 2014. The carrying value of the AQC Note was approximately $150 and $294 as of June 30, 2015 and December 31, 2014, respectively.

On March 21, 2014, we acquired all of the outstanding equity interests of NV5, LLC. The purchase price included a $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of the effective date of March 21, 2014. The outstanding balance of the AK Note was approximately $2,000 and $3,000 as of June 30, 2015 and December 31, 2014, respectively.

 On June 30, 2014, we acquired certain assets of ORSI. The purchase price included an uncollateralized non-interest bearing promissory note in the principal amount of $450 (the “ORSI Note”), which has an imputed interest rate of 3.75%. The ORSI Note is payable in two equal payments of $225 each due on the first and second anniversaries of the effective date of June 30, 2014. The outstanding balance of the ORSI Note was $221 and $434 as of June 30, 2015 and December 31, 2014, respectively.

On November 3, 2014, we acquired certain assets of the Buric Companies. The purchase price included a $300 uncollateralized 3% interest bearing promissory note. The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The outstanding balance of the Buric Note was $300 as of June 30, 2015 and December 31, 2014.

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaderabek Company (“Kaco”). The purchase price included a note in the aggregate principal amount of $2,000 (the “Kaco Note”), bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter, which is payable as follows: $500 due by (and paid on) December 28, 2012 and three equal payments of $500 each due on the first, second and third anniversaries of the effective date of July 27, 2012. As of June 30, 2015 and December 31, 2014, the actual interest rate was 2.58%. The outstanding balance of the Kaco Note was $500 as of June 30, 2015 and December 31, 2014.

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200, bearing interest at 4.0%, payable in three equal payments of $67 each due on the first, second and third anniversaries of the effective date of April 30, 2013. The outstanding balance of this note was $67 and $133 as of June 30, 2015 and December 31, 2014, respectively.

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn. The purchase price consisted of an uncollateralized promissory note in the aggregate principal amount of approximately $92 (bearing interest at 4.0%), payable in two equal payments of approximately $46 each due on the first and second anniversaries of the effective date of August 12, 2013. The outstanding balance of this note was $46 as of June 30, 2015 and December 31, 2014.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2015.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is permitted as of the original effective date. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU and management has not yet determined which method it will apply. The Company is currently evaluating the impact of adopting ASU 2014-09 on the Company's consolidated net income, financial position and cash flows. In July 2015, the FASB voted to defer the effective date of ASU 2014-09,, by one year. As a result, ASU 2014-09 will become effective for us in the first quarter of our fiscal year ending December 31, 2018.

Cautionary Statement about Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q, including all documents incorporated by reference contain “forward-looking” statements within the meaning of Section 27A of the Securities Act Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as, “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “project,” “may,” “might,” “should,” “would,” “will,” “likely,” “will likely result,” “continue,” “could,” “future,” “plan,” “possible,” “potential,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements in this Quarterly Report on Form 10-Q reflect the Company’s current views with respect to future events and financial performance.

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

ITEM 1A.     RISK FACTORS.

During the six months ended June 30, 2015, there have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

For a description of our acquisitions closed during the six months ended June 30, 2015, see Note 4, Business Acquisitions, to the Condensed Consolidated Financial Statements.

Issuer Purchase of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 11, 2015, the Company amended the employment agreements of the following executive officers: Donald Alford, Alexander Hockman, Mary Jo O'Brien, and Richard Tong (the "Amendments"). The Amendments (i) update certain provisions of the employment agreements with respect to Section 409A of the Internal Review Code of 1986, as amended (the "Code"); and (ii) reduce the amount to be paid to in connection with a termination of employment following a change in control, so that upon termination, the executive shall be paid: (1) one year of executive's base salary, plus any unused vacation pay for the year immediately preceding the year in which the executive's employment is terminated, which shall be paid in a lump sum; and (2) the monthly COBRA premiums for the executive, for a period of one year following termination. A copy of the Amendments are attached as Exhibits 10.3 - 10.6 to this Quarterly Report on Form 10-Q and are incorporated herein by this reference.

Also, on August 11, 2015, the Company amended Michael Rama's employment agreement to (i) update certain provisions of the employment agreement with respect to Section 409A of the Code; and (ii) provide for an amount to be paid to Michael Rama in connection with his termination of employment following a change in control, so that upon termination, Mr. Rama shall be paid: (1) one year of base salary, plus any unused vacation pay for the year immediately preceding the year in which Mr. Rama's employment is terminated, which shall be paid in a lump sum; and (2) the monthly COBRA premium for Mr. Rama, for a period of one year following termination. A copy of the amendment to Mr. Rama's employment agreement is attached as Exhibit 10.7 to this quarterly report on Form 10-Q and is incorporated herein by this reference.

ITEM 6.    EXHIBITS.

Number	Description

10.1

Stock Purchase Agreement, dated as of July 1, 2015, by and among The RBA Group, Inc., Engineers, Architects and Planners (“RBA”), each of the stockholders of RBA, the stockholder representative, and NV5 Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015).

10.2

Second Amendment to Business Loan Agreement (Loan Number 0309136049), dated July 20, 2015, between NV5 Holdings, Inc., as borrower, and Western Alliance Bank, as lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2015).

10.3*+	Second Amendment to Employment Agreement, dated as of August 11, 2015, between NV5, Inc. and Donald Alford

10.4*+	Second Amendment to Employment Agreement, dated as of August 11, 2015, between NV5, Inc. and Alexander Hockman

10.5*+	Second Amendment to Employment Agreement, dated as of August 11, 2015, between NV5, Inc. and Richard Tong

10.6*+	Second Amendment to Employment Agreement, dated as of August 11, 2015, between NV5, Inc. and Mary Jo O’Brien

10.7*+	First Amendment to Employment Agreement, dated as of August 11, 2015, between NV5, Inc. and Michael Rama

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

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

+	Management contracts or compensatory plans, contracts or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NV5 HOLDINGS, INC.

By: /s/ Michael P. Rama
Date: August 14, 2015	Michael P. Rama Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)