Form 10-Q
period 2015-09-30
NV5 Holdings, Inc.
filed 2015-11-12
CIK 1532961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 9, 2015, there were 8,124,627 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 HOLDINGS, INC.

INDEX

		Page
PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	3

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 (unaudited) and September 30, 2014 (unaudited)	4

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2015 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 (unaudited) and September 30, 2014 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33
ITEM 4	CONTROLS AND PROCEDURES	33

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	34
ITEM 1A	RISK FACTORS	34
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	34
ITEM 4	MINE SAFETY DISCLOSURES	34
ITEM 5	OTHER INFORMATION	34
ITEM 6	EXHIBITS	35

SIGNATURES		36

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

NV5 Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2015	December 31, 2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$20,445	$6,872
Accounts receivable, net of allowance for doubtful accounts of $1,824 and $845 as of September 30, 2015 and December 31, 2014, respectively	52,924	27,015
Prepaid expenses and other current assets	1,300	1,224
Deferred income tax assets	1,355	358
Total current assets	76,024	35,469
Property and equipment, net	3,080	1,625
Intangible assets, net	13,114	5,221
Goodwill	22,083	11,142
Other assets	881	810
Deferred income tax assets	-	1,123
Total Assets	$115,182	$55,390

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,471	$5,335
Accrued liabilities	10,445	4,763
Income taxes payable	588	1,157
Billings in excess of costs and estimated earnings on uncompleted contracts	57	277
Client deposits	107	121
Current portion of contingent consideration	567	618
Current portion of stock repurchase obligation	-	372
Current portion of notes payable	7,135	2,878
Total current liabilities	27,370	15,521
Contingent consideration, less current portion	1,119	323
Stock repurchase obligation, less current portion	-	563
Notes payable, less current portion	6,592	3,378
Deferred income tax liabilities	2,477	-
Total liabilities	37,558	19,785

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 45,000,000 shares authorized, 8,123,432 and 5,754,959 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	81	58
Additional paid-in capital	61,793	25,617
Retained earnings	15,750	9,930
Total stockholders’ equity	77,624	35,605
Total liabilities and stockholders’ equity	$115,182	$55,390

 See accompanying notes to condensed consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Gross revenues	$48,701	$31,420	$112,335	$79,642

Direct costs:
Salaries and wages	16,856	11,458	39,122	26,970
Sub-consultant services	6,859	4,128	15,306	11,138
Other direct costs	3,455	3,116	8,120	7,517
Total direct costs	27,170	18,702	62,548	45,625

Gross Profit	21,531	12,718	49,787	34,017

Operating Expenses:
Salaries and wages, payroll taxes and benefits	10,549	6,349	25,258	17,672
General and administrative	3,422	2,283	9,162	6,761
Facilities and facilities related	1,565	715	3,429	2,394
Depreciation and amortization	1,048	532	2,446	1,442
Total operating expenses	16,584	9,879	40,295	28,269

Income from operations	4,947	2,839	9,492	5,748

Other expense:
Interest expense	(78)	(90)	(180)	(219)
Total other expense	(78)	(90)	(180)	(219)

Income before income tax expense	4,869	2,749	9,312	5,529
Income tax expense	(1,867)	(1,026)	(3,492)	(2,044)
Net income and comprehensive income	$3,002	$1,723	$5,820	$3,485

Earnings per share:
Basic	$0.40	$0.34	$0.90	0.69
Diluted	$0.38	$0.31	$0.84	0.63

Weighted average common shares outstanding:
Basic	7,516,063	5,129,161	6,454,158	5,086,711
Diluted	7,943,131	5,624,702	6,945,274	5,543,599

See accompanying notes to condensed consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2015	5,754,959	$58	$25,617	$9,930	$35,605

Stock based compensation	-	-	1,229	-	1,229
Restricted stock issuance, net	215,340	2	(2)	-	-
Proceeds from secondary offering, net of costs	1,644,500	16	29,403	-	29,419
Proceeds from exercise of warrants, net of costs	408,412	4	2,965	-	2,969
Stock issuance for acquisitions	91,923	1	945	-	946
Payment of contingent consideration with common stock	8,298	-	100	-	100
Tax benefit from stock based compensaiton	-	-	1,536	-	1,536
Net income	-	-	-	5,820	5,820
Balance, September 30, 2015	8,123,432	$81	$61,793	$15,750	$77,624

See accompanying notes to condensed consolidated financial statements (unaudited).

NV5 Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash Flows From Operating Activities:
Net income	$5,820	$3,485

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,446	1,442
Provision for doubtful accounts	263	153
Stock compensation	1,229	534
Change in fair value of contingent consideration	72	40
Loss on disposal of leasehold improvements	-	61
Excess tax benefit from stock based compensation	(1,536)	-
Deferred income taxes	383	165
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(10,122)	(9,503)
Prepaid expenses and other assets	427	(490)
Accounts payable	(2,016)	1,244
Accrued liabilities	1,933	2,349
Income taxes payable	967	(258)
Billings in excess of costs and estimated earnings on uncompleted contracts	(221)	(79)
Client deposits	(13)	(22)
Net cash used in operating activities	(368)	(879)

Cash Flows From Investing Activities:
Cash paid for acquisitions, net of cash acquired	(10,427)	(4,150)
Purchase of property and equipment	(428)	(723)
Net cash used in investing activities	(10,855)	(4,873)

Cash Flows From Financing Activities:
Proceeds from secondary offering	32,068	-
Payments of secondary offering costs	(2,649)	-
Payments on note payable	(7,660)	(1,592)
Payments of contingent consideration	(533)	(233)
Excess tax benefit from stock based compensation	1,536	-
Payments of debt issuance costs	-	(26)
Proceeds from exercise of warrants	3,186	4
Payment of warrants exercise costs	(217)	-
Payments on stock repurchase obligation	(935)	(554)
Net cash provided by (used in) financing activities	24,796	(2,401)

Net increase (decrease) in Cash and Cash Equivalents	13,573	(8,153)
Cash and cash equivalents – beginning of period	6,872	13,868
Cash and cash equivalents – end of period	$20,445	$5,715

 (Continued)

NV5 Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$164	$161
Cash paid for income taxes	$2,114	$1,867

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$1,307	$286
Notes and stock payable for acquisitions	$9,250	$3,710
Stock issuance for acquisitions	$900	$865
Payment of contingent consideration with common stock	$100	$100
Landlord-funded leasehold improvements	$-	$137

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

Equity Transactions

Secondary offering

On May 22, 2015, the Company priced a secondary offering of 1,430,000 shares of the Company’s common stock. Each share was sold at an offering price of $19.50 per share. The shares sold were registered under the Securities Act of 1933, as amended (the “Securities Act”), on an effective registration statement on Form S-3 and an effective registration statement filed with the SEC on Form S-3MEF (Registration Nos. 333-198113 and 333-204362) pursuant to Rule 462(b) under the Securities Act. On May 28, 2015, the underwriters of the offering exercised their option to purchase up to an additional 214,500 shares, solely to cover over-allotments. The closing of the offering occurred, and was recorded, on May 28, 2015, upon which we received net proceeds of approximately $29,400 after deducting the underwriting discount and estimated offering expenses payable by the Company and issued 1,644,500 shares.

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

Acquisitions

On July 1, 2015, the Company acquired all of the outstanding equity interests of the RBA Group, Inc. (“RBA”), a New Jersey based infrastructure engineering firm focused on the provision of transportation engineering, planning, and construction inspection, environmental engineering, civil engineering, surveying, and architecture services to public and private clients throughout the East Coast for a purchase price of up to $13,000 consisting of cash, notes and a non-interest bearing earn-out subject to the achievement of certain agreed upon financial metrics for the years ended 2016 and 2017 (see Note 4).

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

 On June 24, 2015, the Company acquired certain assets of Allwyn Priorities, LLC. (“Allwyn”), an environmental services firm based in Phoenix, AZ, that specializes in environmental assessment, radon mitigation, NEPA planning and permitting, NQA-1 compliance, geotechnical engineering, construction materials testing and inspection, and water resources projects, for a purchase price of up to $1,300, consisting of cash and notes (see Note 4).

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

These acquisitions expanded the Company’s infrastructure, environmental and project management services and allow NV5 Holdings to offer these services on a broader scale within its existing network. In addition, these acquisitions strengthen NV5 Holdings’ geographic diversification and allow the Company to continue expanding its national footprint.

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

Concentration of Credit Risk

Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 43% and 45% of the Company’s gross revenues for each of the nine months ended September 30, 2015 and 2014, respectively, are from California-based projects. Furthermore, approximately 54% and 38% of the Company’s accounts receivable as of September 30, 2015 and December 31, 2014, respectively, are from government and government-related contracts. As management continually evaluates the creditworthiness of these and future clients, the risk of credit default is considered limited.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Fair Value of Financial Instruments

The Company considers cash and cash equivalents, accounts receivable, cash surrender value of officers’ life insurance, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. As of September 30, 2015 and December 31, 2014, the carrying amount of each financial instrument, with the exception of contingent consideration liabilities recognized in connection with business combinations, approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

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

The Company measures contingent consideration liabilities recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3, as defined in the accounting guidance. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are projections over the earn-out period, and the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and amount paid will be recorded in earnings.

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

      Identifiable intangible assets primarily include customer backlog, customer relationships, trade names and non-compete agreements. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model.

See Note 7 for further information on goodwill and identified intangibles.

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with the FASB ASC 260, Earnings per Share, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. The weighted average number of shares outstanding in calculating basic earnings per share for the three and nine months ended September 30, 2015 and 2014 exclude 411,893 and 605,357 non-vested restricted shares, respectively, issued since 2010. These non-vested restricted shares are not included in basic earnings per share until the vesting requirement is met. The weighted average number of shares outstanding in calculating diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 includes, if outstanding, non-vested restricted shares and units, issuable shares related to acquisitions, and the warrants associated with the Company’s initial public offering. In calculating diluted earnings per share for the three and nine months ended September 30, 2015 and 2014, there were no potentially dilutive securities that were not considered.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Numerator:
Net income – basic and diluted	$3,002	$1,722	$5,820	$3,485

Denominator:
Basic weighted average shares outstanding	7,516,063	5,129,161	6,454,158	5,086,711
Effect of dilutive non-vested restricted shares and units	314,930	330,092	379,429	316,417
Effect of issuable shares related to acquisitions	18,205	28,064	11,723	34,584
Effect of warrants	93,933	137,385	99,964	105,887
Diluted weighted average shares outstanding	7,943,131	5,624,702	6,945,274	5,543,599

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 3 – Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03 "Interest-Imputation of Interest," which is intended to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, FASB issued ASU 2015-15 “Interest - Imputation of Interest (Subtopic 835-30)”, to provide further clarification to ASU 2015-03 as it relates to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. The Company does not expect ASU 2015-03 and ASU 2015-15 to materially impact the Company's results of operations and cash flows.

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU was originally effective for annual reporting periods beginning after December 15, 2016 and early adoption is permitted as of the original effective date. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU, and the Company has not yet determined which method it will apply. The Company is currently evaluating the impact of adopting ASU 2014-09 on the Company's consolidated net income, financial position and cash flows. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will become effective for us in the first quarter of our fiscal year ending December 31, 2018.

 Note 4 – Business Acquisitions

On July 1, 2015, the Company acquired all of the outstanding equity interests of the RBA Group, Inc. (“RBA”), a New Jersey based infrastructure engineering firm focused on the provision of transportation engineering, planning, and construction inspection, environmental engineering, civil engineering, surveying, and architecture services to public and private clients throughout the East Coast. The purchase price of up to $13,000 included $8,000 in cash, less $1,900 held back to cover liabilities associated with RBA’s deferred compensation plan which was paid to the RBA stockholders in July 2015, $4,000 promissory notes (bearing interest at the rate of 3.0% per annum), payable in four installments of $1,000, due on the first, second, third and fourth anniversaries of July 1, 2015, the effective date of the acquisition (see Note 9). The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash or the Company’s common stock, subject to the achievement of certain agreed upon financial metrics for the years ended 2016 and 2017. The earn-out of $1,000 is non-interest bearing and was recorded at its estimated fair value of $406, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. As of September 30, 2015, the fair value of this contingent consideration is approximately $406. Furthermore, at closing the Company assumed and paid off approximately $4,000 of RBA’s indebtedness.

On June 24, 2015, the Company acquired certain assets of Allwyn Priorities, LLC. (“Allwyn”), an environmental services firm based in Phoenix, AZ, that specializes in environmental assessment, radon mitigation, NEPA planning and permitting, NQA-1 compliance, geotechnical engineering, construction materials testing and inspection, and water resources projects. The purchase price of up to $1,300 included up to $800 in cash and a $500 promissory note (bearing interest at 3.5%), payable in three installments of $167, due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition (see Note 9).

On April 22, 2015, the Company acquired all of the outstanding equity interests of Richard J. Mendoza, Inc., (“Mendoza”), a San Francisco based program management firm, with seven offices throughout California, that specializes in the provision of construction program consulting services to public and private clients in the transportation and clean water/wastewater industries. The purchase price of up to $4,000 included up to $500 in cash, a $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and a $500 promissory note (bearing interest at 3%), payable in two installments of $250, due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition (see Note 9).

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On January 30, 2015, the Company acquired all of the outstanding equity interests of Joslin, Lesser & Associates, Inc., a Massachusetts corporation (“JLA”), a program management and owner’s representation consulting firm that primarily services government owned facilities and public K through 12 school districts in the Boston, MA area. The purchase price of up to $5,500 included $2,250 in cash, a $1,250 promissory note (bearing interest at 3.5%), payable in four installments of $313, due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition (see Note 9), and $1,000 of the Company’s common stock (89,968 shares) as of the closing date of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash, notes and the Company’s common stock, subject to the achievement of certain agreed upon metrics for calendar year 2015. The earn-out of $1,000 is non-interest bearing and was recorded at its estimated fair value of $901, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. As of September 30, 2015, the fair value of this contingent consideration is approximately $950.

In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for the RBA, JLA and Mendoza acquisitions, the Company engaged a third party independent valuation specialist. During the nine and three months ended September 30, 2015, the Company recorded a deferred tax liability of approximately $3,150 and $1,751 in conjunction with the purchase price allocation of JLA and RBA as a result of the intangibles acquired in the acquisition. The third party independent valuation specialist completed a preliminary purchase price allocation for the RBA acquisition based on historical inputs and data as of September 30, 2015; however as of the date of this report, the valuation was not complete. The preliminary allocation of the purchase price is based on the best information available and is pending, amongst other things: (i) the finalization of the valuation of the fair values and useful lives of property and equipment acquired; (ii) finalization of the valuations and useful lives for intangible assets; (iii) finalization of the valuation of accounts payable and accrued expenses; and (iv) finalization of deferred tax balances. During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The Company expects to finalize the purchase price allocation with respect to this transaction by December 31, 2015.

      On January 31, 2014, the Company acquired certain assets of AQC located in Tampa, Florida, which specializes in occupational health, safety and environmental consulting. The purchase price of up to $815 consisted of $250 in cash, a $300 non-interest bearing promissory note and $150 of the Company’s common stock (18,739 shares) as of the closing date. The purchase price also included a non-interest bearing earn-out of $115 payable in cash, subject to the achievement of a certain agreed upon metric for calendar year 2014, and was payable on April 1, 2015. The earn-out was recorded at an estimated fair value of $54, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. AQC did not meet the agreed upon metric and as of December 31, 2014, the estimated fair value of this contingent consideration was $0. The purchase price included a $300 uncollateralized non-interest bearing promissory note, with an imputed interest rate of 3.75%. The note is payable in two equal payments of $150 due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition (see Note 9). The carrying value of this note was approximately $150 and $294 as of September 30, 2015 and December 31, 2014, respectively.

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

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On June 30, 2014, the Company acquired certain assets of ORSI, a program management firm specializing in healthcare facilities development and construction projects. The purchase price of up to $1,300 consisted of $400 in cash, a $450 non-interest bearing promissory note, and $150 of the Company’s common stock (14,918 shares) as of the closing date, which were issued in July 2014. The purchase price also included a non-interest bearing earn-out of $300 payable in cash or the Company’s common stock, subject to the achievement of certain agreed upon metric for calendar year 2014, which was paid in cash in April 2015. The purchase price also included a $450 uncollateralized non-interest bearing promissory note, with an imputed interest rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition (see Note 9). The carrying value of this note was approximately $221 and $434 as of September 30, 2015 and December 31, 2014, respectively.

On November 3, 2014, the Company acquired certain assets of the Buric Companies. The Buric Companies are based in Cleveland, Ohio with a total of 15 engineering and construction management professionals. The Buric Companies provide program management and construction claims consulting services, as well as building information modeling, critical path scheduling, surety consulting, and litigation support. The purchase price was $1,000 consisting of $500 cash, a $300 uncollateralized 3% interest bearing promissory note which is payable in three equal payments of $100 each, due on the first, second and third anniversaries of the closing date of November 3, 2014, and $200 of the Company’s common stock (21,978 shares).

The Company reviews and re-assesses the estimated fair value of its contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income. During the three and nine months ended September 30, 2015, the Company recorded a change in fair value of $20 and $72, respectively, related to contingent consideration obligations due to the increased probability of achieving the earn-out metric defined at the time of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for acquisitions closed during 2015 and 2014:

	September 30,	December 31,
	2015	2014

Cash	$1,033	$-
Accounts receivable	16,050	2,567
Property and equipment	793	116
Prepaid expenses	469	41
Other assets	106	7
Intangible assets:
Customer relationships	5,833	2,505
Trade name	1,035	369
Customer backlog	1,510	315
Non-compete	613	466
Favorable lease	778	-
Total Assets	28,220	6,386
Liabilities	(13,943)	(576)
Deferred tax liabilities	(2,220)	-
Net assets acquired	12,057	5,810
Consideration paid (Cash, Notes and stock)	21,691	9,560
Contingent earn-out liability (Cash and stock)	1,307	286
Total Consideration	22,998	9,846
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$10,941	$4,036

 Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from this acquisition. Goodwill of approximately $2,640 is expected to be deductible for income tax purposes.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The consolidated financial statements of the Company for the three and nine months ended September 30, 2015 include the results of operations from the businesses acquired during 2015 as of their respective dates of acquisition to September 30, 2015. For the three and nine months ended September 30, 2015, the results include gross revenues of $16,504 and $22,630, respectively, and pre-tax income of $2,147 and $3,659, respectively, from the businesses acquired during 2015. Included in general and administrative expense for the three and nine months ended September 30, 2015 is $327 and $716, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and nine months ended September 30, 2015 as if the NV5, LLC, JLA and RBA acquisitions had occurred as of January 1, 2014. The pro forma information provided below is compiled from the financial statements of the combined companies and includes pro forma adjustments for amortization expense, reduction in certain agreed on expenses, interest expense and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the NV5, LLC, JLA and RBA operations actually been acquired on January 1, 2014; or (ii) future results of operations:

	For the three months ended		For the Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Gross revenues	$48,701	$43,340	$130,872	$119,482
Comprehensive income	$3,002	$2,592	$5,601	$5,348
Basic earnings per share	$0.43	$0.49	$0.87	$1.02
Diluted earnings per share	$0.41	$0.45	$0.81	$0.94

The Company determined that neither the Mendoza, Allwyn, AQC, ORSI, or Buric acquisitions constitute significant business combinations individually or in the aggregate. Therefore, pro forma financial statements are not required to be disclosed.

  Note 5 – Accounts Receivable, net

Accounts receivable, net, consists of the following:

	September 30,	December 31,
	2015	2014

Billed	$37,507	$18,897
Unbilled	16,452	8,336
Contract retentions	789	627
	54,748	27,860
Less: allowance for doubtful accounts	(1,824)	(845)
Accounts receivable, net	$52,924	$27,015

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

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

 Note 6 – Property and Equipment, net

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2015	2014

Office furniture and equipment	$431	$341
Computer equipment	3,036	1,571
Survey and field equipment	1,220	1,027
Leasehold improvements	1,137	1,096
	5,824	4,035
Accumulated depreciation	(2,744)	(2,410)
Property and equipment – net	$3,080	$1,625

Depreciation expense was $257 and $140 for the three months ended September 30, 2015 and 2014, respectively and $569 and $420 for the nine months ended September 30, 2015 and 2014, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill

On August 1, 2015, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses, the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2015. There were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2015 through September 30, 2015.

The table set forth below shows the change in goodwill during the nine months ended September 30, 2015:

September 30,
2015
Balance as of the beginning of the year	$11,142
Acquisitions	10,941
Balance as of the end of the period	$22,083

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Intangible Assets

Intangible assets, net, as of September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$12,614	$(3,302)	$9,312	$6,780	$(2,449)	$4,331
Trade name	2,262	(1,460)	802	1,227	(1,048)	179
Customer backlog	2,709	(1,301)	1,408	1,200	(952)	248
Favorable lease	778	(22)	756	-	-	-
Non-compete	1,286	(450)	836	672	(209)	463
Total	$19,649	$(6,535)	$13,114	$9,879	$(4,658)	$5,221

Trade names are amortized on a straight-line basis over their estimated lives ranging from 1 to 3 years. Customer backlog and customer relationships are amortized based on the future expected revenues, with weighted average amortization periods ranging from 1 to 9 years. Non-compete agreements are amortized on a straight-line basis over their contractual lives ranging from 4 to 5 years. Favorable lease is amortized on a straight-line basis over the remaining lease term of 9 years.

Amortization expense was $791 and $392 for the three months ended September 30, 2015 and 2014, respectively and $1,877 and $1,022 for the nine months ended September 30, 2015 and 2014.

As of September 30, 2015, the future estimated aggregate amortization related to intangible assets is as follows:

Period ending September 30,

2016	$2,715
2017	2,084
2018	1,617
2019	1,476
2020	1,268
Thereafter	3,954
Total	$13,114

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2015	2014
Stock payable for acquisitions	$-	$46
Deferred rent	605	530
Payroll and related taxes	2,304	1,507
Professional liability reserve	206	136
Benefits	1,191	123
Accrued vacation	3,391	1,386
Other	2,748	1,035
Total	$10,445	$4,763

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

 Note 9 – Notes Payable

Notes payable consists of the following:

	September 30,	December 31,
	2015	2014

Term Loan	$-	$318
Note Payable	874	1,231
Uncollateralized promissory notes	12,853	4,707
Total Debt	13,727	6,256
(Less current maturities)	(7,135)	(2,878)
Long-term debt, net of current maturities	$6,592	$3,378

Credit Facility

On January 31, 2014, the Company entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which was amended on September 3, 2014 and provides for a two-year, $8,000 revolving credit facility (the “Credit Facility”). The interest rate is prime rate plus 0.50%, with a minimum of 3.75%, which was the interest rate as of September 30, 2015. The Credit Facility contains a cross default and cross collateralization provision with the Term Loan described below. The Credit Facility contains certain financial covenants, including an annual maximum debt to tangible net worth ratio of 3.0:1.0 as of December 31, 2014 and for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contains an annual minimum debt service coverage ratio equal to 1.5:1.0 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. The Credit Facility is guaranteed by (i) NV5 Global, (ii) NV5, (iii) NV5, LLC, (iv) JLA, and (v) RBA Group, Inc. As of September 30, 2015 and December 31, 2014, the Company is in compliance with the financial and reporting covenants. The Credit Facility is secured by a first priority lien on substantially all of the assets of NV5 Holdings Inc., NV5 Global and NV5. On July 20, 2015, we amended the Credit Facility to add additional subsidiary guarantors, establish a within-line facility of up to $1,000 for the issuance of standby letters of credit and extend the maturity date of the Credit Facility to May 31, 2016 from January 31, 2016. As of September 30, 2015 and December 31, 2014, the outstanding balance on the Credit Facility was $0.

Term Loan

The Company had a note payable to Western Alliance, which was paid and matured on February 1, 2015 (the “Term Loan”). As of September 30, 2015 and December 31, 2014, the outstanding balance on the Term Loan was approximately $0 and $318, respectively.

Note Payable

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of September 30, 2015 and December 31, 2014, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, the Company pays quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured and is subordinated to the Term Loan, although the Company is permitted to make periodic principal and interest payments. As of September 30, 2015 and December 31, 2014, the outstanding balance on the Nolte Note was approximately $874 and $1,231, respectively.

Uncollateralized Promissory Notes

On July 1, 2015, the Company acquired all of the outstanding equity interests of RBA. The purchase price included $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $4,000 as of September 30, 2015.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On June 24, 2015, the Company acquired certain assets of Allwyn. The purchase price included a $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $500 as of September 30, 2015.

On April 22, 2015, the Company acquired all of the outstanding equity interests of Mendoza. The purchase price included a $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and a $500 promissory note bearing interest at 3% (the “Mendoza Note”) that is payable in two equal payments of $250 each due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. The outstanding balance of the short-term promissory note was $3,000 and of the Mendoza Note was $500, as of September 30, 2015.

On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included a $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $1,250 as of September 30, 2015.

On November 3, 2014, the Company acquired certain assets of the Buric Companies. The purchase price included an uncollateralized, 3% interest bearing promissory note in the aggregate principal amount of $300 (the “Buric Note”). The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The carrying value of the Buric Note was approximately $300 as of September 30, 2015 and December 31, 2014.

On June 30, 2014, the Company acquired certain assets of ORSI. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $450 (the “ORSI Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition. The carrying value of the ORSI Note was approximately $221 and $434 as of September 30, 2015 and December 31, 2014, respectively.

On March 21, 2014, the Company acquired all of the outstanding equity interests of NV5, LLC. The purchase price included a $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $2,000 and $3,000 as of September 30, 2015 and December 31, 2014, respectively.

On January 31, 2014, the Company acquired certain assets of AQC. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $300 (the “AQC Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $150 each, due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition. As of September 30, 2015 and December 31, 2014, the carrying value of the AQC Note was approximately $150 and $294, respectively.

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn Environmental, Inc. The purchase price consisted of an uncollateralized promissory note in the aggregate principal amount of approximately $92, bearing interest at 4.0%, payable in two equal payments of approximately $46 each due on the first and second anniversaries of August 12, 2013, the effective date of the acquisition. The outstanding balance of this note was $0 and $46 as of September 30, 2015 and December 31, 2014, respectively.

On April 30, 2013, the Company acquired certain assets and assumed certain liabilities of Consilium Partners. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200, bearing interest at 4.0%, payable in three equal payments of approximately $67 each, and due on the first, second and third anniversaries of April 30, 2013, the effective date of the acquisition. The outstanding balance of this note was approximately $67 and $133, as of September 30, 2015 and December 31, 2014, respectively.

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On July 27, 2012, the Company acquired certain assets and assumed certain liabilities of Kaderabek Company (“Kaco”). The purchase price included a note in the aggregate principal amount of $2,000 (the “Kaco Note”), bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter, which is payable as follows: $500 due by (and paid on) December 28, 2012 and three equal payments of $500 each due on the first, second and third anniversaries of July 27, 2012, the effective date of the acquisition. As of September 30, 2015 and 2014, the actual interest rate was 2.58%. The outstanding balance of the Kaco Note was $0 and $500 as of September 30, 2015 and December 31, 2014, respectively.

Future contractual maturities of long-term debt as of September 30, 2015, are as follows:

Period ending September 30,

2016	$7,135
2017	3,701
2018	1,579
2019	1,312
Total	$13,727

Note 10 – Stock Repurchase Obligation

The stock repurchase obligation at September 30, 2015 and December 31, 2014 represented notes payable for the repurchase of common stock of certain former non-controlling interests in NV5. These notes were unsecured and subordinated to bank debt and the maintenance of related debt covenants, and bear interest from 3.25% to 4.25%. The rates adjusted annually based on the prime rate. The notes required quarterly interest and principal payments through their maturity dates. During the third quarter of 2015, the Company opted to pay the remaining principal and accrued interest related to these obligations. The outstanding balance of the stock repurchase obligation was $0 and $935 as of September 30, 2015 and December 31, 2014, respectively.

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

NV5 Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

 Note 12 – Stock-Based Compensation

In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of September 30, 2015, 520,774 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date. A summary of the changes in unvested shares of the restricted stock during the nine months ended September 30, 2015 is presented below.

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value

Unvested shares as of January 1, 2015	622,412	$4.53
Granted	222,383	$17.34
Vested	(406,923)	$2.41
Forfeited	(8,251)	$10.70
Unvested shares as of September 30, 2015	429,621	$13.06

 Share-based compensation expense relating to restricted stock awards during the three months ended September 30, 2015 and 2014 was $563 and $187, respectively, and for the nine months ended September 30, 2015 and 2014 was $1,229 and $534, respectively. Approximately $3,967 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 2.5 years, is unrecognized at September 30, 2015.

Note 13 – Income Taxes

As of September 30, 2015, the Company had net current deferred income tax assets of $1,355 and non-current deferred tax liabilities of $2,477. As of December 31, 2014, the Company had net current and net non-current deferred income tax assets of $358 and $1,123, respectively. No valuation allowance against the Company’s net deferred income tax assets is needed as of September 30, 2015 or December 31, 2014. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes. During the nine and three months ended September 30, 2015, the Company recorded a deferred tax liability of approximately $3,150 and $1,751 in conjunction with the purchase price allocation of JLA and RBA as a result of the intangibles acquired in the acquisition.

The Company’s consolidated effective income tax rate was 38.3% and 37.5% for the three and nine months ended September 30, 2015. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39.0% is principally due to the federal domestic production activities deduction. The effective income tax rate for the three and nine months ended September 30, 2014 was 37.3% and 37.0%. The difference between the effective tax rate and the combined statutory federal and state income tax rate of 39.0% was principally due to the domestic production activities deduction.

In 2011, the California Franchise Tax Board (“CFTB”) initiated an examination of the state of California tax filings and raised questions about certain research and development tax credits generated and included on the tax returns of an acquired company for the years 2005 to 2009. The Company has been responding to inquiries generated by the CFTB regarding their agreed upon sample of contracts. During the fourth quarter of 2014, the Company received in writing some correspondence from the CFTB on this matter. There has been no final determination from the CFTB as to their acceptance of the filed tax credit. An extension was executed in March 2015, which extended the statute of limitations through September 2016 on the exam period. The Company has concluded it would be appropriate to maintain a reserve of $550 at September 30, 2015.

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

Recent Acquisitions

The aggregate value of all consideration for our acquisition consummated during the three and nine months ended September 30, 2015 was approximately $13,000 and $23,800, respectively.

On July 1, 2015, we acquired all of the outstanding equity interests of the RBA Group, Inc. (“RBA”), a New Jersey based infrastructure engineering firm focused on the provision of transportation engineering, planning, and construction inspection, environmental engineering, civil engineering, surveying, and architecture services to public and private clients throughout the East Coast for a purchase price of up to $13,000. At closing, we (i) paid the RBA Stockholders an aggregate of $8,000 in cash, less $1,900 held back to cover liabilities associated with RBA’s deferred compensation plan which was paid to the RBA stockholders in July 2015, and (ii) issued the RBA Stockholders promissory notes in the aggregate principal amount of $4,000 (the “Notes”). The Notes are payable in four equal annual installments of $1,000 each beginning on July 1, 2016. The Notes bear interest at the rate of 3.0% per annum, payable at the time the principal payments are due, and contain such other terms as are customary for promissory notes of this type. In addition, we may also pay as consideration a non-interest bearing earn-out of up to $1,000, subject to the achievement of certain agreed upon financial metrics for the years ended 2016 and 2017. This additional earn-out consideration will be payable in cash or a combination of cash and shares of our common stock. Furthermore, at closing we assumed and paid off approximately $4,000 of RBA’s indebtedness.

 On June 24, 2015, we acquired certain assets of Allwyn Priorities, LLC. (“Allwyn”), an environmental services firm based in Phoenix, AZ, that specializes in environmental assessment, radon mitigation, NEPA planning and permitting, NQA-1 compliance, geotechnical engineering, construction materials testing and inspection, and water resources projects. The purchase price of up to $1,300 included up to $800 in cash and a $500 promissory note (bearing interest at 3.5%), payable in three installments of $167, due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition.

On April 22, 2015, we acquired all of the outstanding equity interests of Richard J. Mendoza, Inc. (“Mendoza”), a San Francisco based program management firm, with seven offices throughout California, that specializes in the provision of construction program consulting services to public and private clients in the transportation and clean water/wastewater industries. The purchase price of up to $4,000 included up to $500 in cash, a $3,000 short- term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and a $500 promissory note (bearing interest at 3%), payable in two installments of $250, due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for Mendoza, we engaged a third party independent valuation specialist.

On January 30, 2015, we acquired all of the outstanding equity interests of Joslin, Lesser & Associates, Inc., a Massachusetts corporation (“JLA”), a program management and owner’s representation consulting firm that primarily services government owned facilities and public K through 12 school districts in the Boston, MA area. The purchase price of up to $5,500 included $2,250 in cash, a $1,250 promissory note (bearing interest at 3.5%), payable in four installments of $313, due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition, and $1,000 of our common stock (89,968 shares) as of the closing date of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash, notes and the Company’s common stock, subject to the achievement of certain agreed upon metrics for calendar year 2015. The earn-out of $1,000 is non-interest bearing and was recorded at its estimated fair value of $901, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. As of September 30, 2015, the fair value of this contingent consideration is approximately $950.

These acquisitions expanded the Company’s infrastructure, environmental and project management services and allow NV5 Holdings to offer these services on a broader scale within its existing network. In addition, these acquisitions strengthen NV5 Holdings’ geographic diversification and allow the Company to continue expanding its national footprint.

Key Trends, Developments and Challenges

Secondary offering

On May 22, 2015, the Company priced a secondary offering of 1,430,000 shares of the Company’s common stock. Each share was sold at an offering price of $19.50 per share. The shares sold were registered under the Securities Act of 1933, as amended (the “Securities Act”), on an effective registration statement on Form S-3 and an effective registration statement filed with the SEC on Form S-3MEF (Registration Nos. 333-198113 and 333-204362) pursuant to Rule 462(b) under the Securities Act. On May 28, 2015, the underwriters of the offering exercised their option to purchase up to an additional 214,500 shares, solely to cover over-allotments. The closing of the offering occurred, and was recorded, on May 28, 2015, upon which we received net proceeds of approximately $29,400 after deducting the underwriting discount and estimated offering expenses payable by the Company and issued 1,644,500 shares.

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

Tax credit dispute.

In 2011, the California Franchise Tax Board (“CFTB”) initiated an examination of the state of California tax filings and raised questions about certain research and development tax credits generated and included on the tax returns of an acquired company for the years 2005 to 2009. We have been responding to inquiries generated by the CFTB regarding their agreed upon sample of contracts. During the fourth quarter of 2014, we received in writing some correspondence from the CFTB on this matter. There has been no final determination from the CFTB as to their acceptance of the filed tax credit. An extension was executed in March 2015, which extended the statute of limitations through September 2016 on the exam period. The Company has concluded it would be appropriate to maintain a reserve of $550 at September 30, 2015.

Backlog.

As of September 30, 2015, we had approximately $151,000 of gross revenue backlog compared to gross revenue backlog of approximately $82,100 as of December 31, 2014. Our backlog is an estimate of gross revenues expected to be recognized over the next 12 months. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

For the nine months ended September 30, 2015 and 2014, cost-reimbursable contracts represented approximately 93% and 93%, respectively, of our total revenues.

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

 For the nine months ended September 30, 2015 and 2014, fixed-price contracts represented approximately 7% and 7%, respectively, of our total revenues.

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

Factors Affecting Comparability

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations:

Acquisitions

On July 1, 2015, we acquired all the outstanding equity interests of RBA. As a result of this acquisition, we commenced recognizing the RBA’s results of operations during the third quarter of 2015, primarily affecting the comparability of the three and nine months ended September 30, 2015 compared to the same period in 2014.

On June 24, 2015, we acquired certain assets of Allwyn. As a result of this acquisition, we commenced recognizing the Allwyn results of operations during the second quarter of 2015, primarily affecting the comparability of the three and nine months ended September 30, 2015 compared to the same periods in 2014.

On April 22, 2015, we acquired all of the outstanding equity interests of Mendoza. As a result of this acquisition, we commenced recognizing the Mendoza’s results of operations during the second quarter of 2015, primarily affecting the comparability of the three and nine months ended September 30, 2015 compared to the same periods in 2014.

On January 30, 2015, we acquired all the outstanding equity interests of JLA. As a result of this acquisition, we commenced recognizing the JLA’s results of operations during the first quarter of 2015, primarily affecting the comparability of the three and nine months ended September 30, 2015 compared to the same period in 2014.

On November 3, 2014, we acquired certain assets and assumed certain liabilities of the Buric Companies. As a result of this acquisition, we commenced recognizing the Buric Companies’ results of operations during the fourth quarter of 2014, primarily affecting the comparability of the three and nine months ended September 30, 2015 compared to the same periods in 2014.

On June 30, 2014, we acquired certain assets and assumed certain liabilities of ORSI. As a result of this acquisition, we commenced recognizing ORSI’s results of operations during the third quarter of 2014, primarily affecting the comparability of the three and nine months ended September 30, 2015 compared to the same periods in 2014.

On January 31, 2014 and March 21, 2014, we acquired certain assets and assumed certain liabilities of AQC and NV5, LLC, respectively. As a result of these acquisitions, we commenced recognizing the acquired companies’ results of operations during the first quarter of 2014, primarily affecting the comparability of the nine months ended September 30, 2015 compared to the same period in 2014.

Stock-Based Compensation

In October 2011, our stockholders approved the Company’s 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire an ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of September 30, 2015, 520,774 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors.

During the nine months ended September 30, 2015, we granted under the 2011 Equity Plan 222,383 restricted shares of common stock and restricted stock units, respectively, to management, employees, and non-employee directors with an aggregate deferred compensation amount of approximately $3,856 at a weighted-average fair value of $17.34 per share. The restricted shares of our common stock granted provide for service-based vesting after two to four years following the grant date.

Share-based compensation expense relating to restricted stock awards during the nine months ended September 30, 2015 and 2014 was $1,229 and $534, respectively. As of September 30, 2015, 406,923 shares have vested since the 2011 Equity Plan inception. Approximately $3,967 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 2.5 years, was unrecognized at September 30, 2015.

Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”)

We currently qualify as an emerging growth company within the meaning of the rules under the Securities Act, and will utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, as an emerging growth company, we are not required to provide an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. The JOBS Act also permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by issuers. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements. Our estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in our consolidated financial statements relate to the revenue recognition on the percentage-of-completion method, reserves for professional liability claims, allowances for doubtful accounts, valuation of our intangible assets, contingent consideration and income taxes. During the three and nine months ended September 30, 2015, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The following table represents our condensed results of operations for the periods indicated (in thousands of dollars and as a percentage of gross revenues):

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2015		2014		2015		2014

Gross revenues	$48,701	100.0%	$31,420	100.0%	$112,335	100.0%	$79,642	100.0%

Direct costs	27,170	55.8%	18,702	59.5%	62,548	55.7%	45,625	57.3%

Gross profit	21,531	44.2%	12,718	40.5%	49,787	44.3%	34,017	42.7%

Operating expenses	16,584	34.0%	9,879	31.4%	40,295	35.9%	28,269	35.5%

Income from operations	4,947	10.2%	2,839	9.0%	9,492	8.4%	5,748	7.2%

Other expense (net)	(78)	-0.2%	(90)	-0.3%	(180)	-0.1%	(219)	-0.2%

Income tax expense	(1,867)	-3.8%	(1,026)	-3.3%	(3,492)	-3.1%	(2,044)	-2.6%

Net income	$3,002	6.2%	$1,723	5.5%	$5,820	5.2%	$3,485	4.4%

Three and Nine Months Ended September 30, 2015 compared to the Three and Nine Months Ended September 30, 2014

Gross revenues.

Our revenues increased approximately $17,281 and $32,693, or approximately 55.0% and 41.0%, for the three and nine months ended September 30, 2015, compared to the same periods in 2014. The increase in revenues is due primarily to organic growth from our existing platform as well as the contribution from various acquisitions completed in 2014 and during the nine months of 2015. Excluding acquisitions closed subsequent to September 30, 2014, our revenues increased approximately $8,955 or approximately 11% for the nine months ended September 30, 2015, compared to the same period in 2014. We are currently unaware of delays in current projects and therefore are not anticipating such to influence future revenues. Such revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Direct costs.

Our direct costs increased approximately $8,468 and $16,923, or approximately 45.3% and 37.1%, for the three and nine months ended September 30, 2015, compared to the same periods in 2014. The increase in direct costs compared to the same periods in 2014 is primarily due to an increase in our utilization of billable employees in 2015 and direct costs incurred during the three and nine months ended September 30, 2015 from operations of businesses acquired after September 30, 2014. Excluding acquisitions closed subsequent to September 30, 2014, our direct costs increased by $5,340 for the nine months ended September 30, 2015, compared to the same period in 2014. Direct costs of contracts include direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both gross revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

As a percentage of gross revenues, direct costs of contracts were 55.8% and 55.7% for the three and nine months ended September 30, 2015, respectively, compared to 59.5% and 57.3% for the three and nine months ended September 30, 2014, respectively. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors, including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. As revenues from sub-consultant costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and income from operations.

Operating expenses.

Our operating expenses increased approximately $6,705 and $12,026, or 67.9% and 42.5%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increase in operating expenses was primarily due to integration costs from businesses acquired subsequent to September 30, 2014. During the three and nine months ended September 30, 2015, acquisition related expenses were $327 and $716, respectively. Operating expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and all employee benefits and the portion of salaries and wages not allocated to direct costs of revenues. Operating expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees, and administrative operating costs. We expense operating costs when incurred. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs. Therefore, when our professional services revenues increase or decrease, it is not unusual to see a corresponding change in operating expenses.

Income taxes.

Our consolidated effective income tax rate was 38.3% and 37.5% for the three and nine months ended September 30, 2015. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39.0% is principally due to the federal domestic production activities deduction. The effective income tax rate during the three and nine months ended September 30, 2015 does not include the impact of research and development credits as these credits expired effective January 1, 2015. Our consolidated effective income tax rate was 37.3% and 37.0% for the three and nine months ended September 30, 2014. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of 39.0% is principally due to the domestic production activities deduction. The effective rate during the three and nine months ended September 30, 2014 does not include the impact of research and development credits as these credits expired effective January 1, 2014.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, lines of credit, and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, and acquisition expenditures. We believe our sources of liquidity, including cash flow from operations, existing cash and cash equivalents, which include proceeds from our initial public offering, proceeds from the exercise of warrants issued in connection therewith, proceeds from our recent secondary offering, and borrowing capacity under our credit facility will be sufficient to meet our projected cash requirements for at least the next twelve months. This includes the increased operating expenses we began to incur in April 2013 and will continue to incur in connection with becoming a publicly traded company, such as financial and accounting personnel we have hired or will hire and our planned strategic acquisition activity for at least the next twelve months. We will monitor our capital requirements thereafter to ensure our needs are in line with available capital resources.

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

Cash Flows

As of September 30, 2015, our cash and cash equivalents totaled $20,445 and accounts receivable, net of allowance for doubtful accounts, totaled $52,924, compared to $6,872 and $27,015, respectively, on December 31, 2014. As of September 30, 2015, our accounts payable and accrued liabilities were $8,471 and $10,445, respectively, compared to $5,335 and $4,763, respectively, on December 31, 2014. Also, as of September 30, 2015, we had notes payable, stock repurchase obligations, and contingent considerations of $13,727, $0, and $1,686, respectively, compared to $6,256, $935 and $941, respectively, on December 31, 2014.

Operating activities.

For the nine months ended September 30, 2015, net cash used in operating activities amounted to $368, primarily attributable to net income of $5,820, which included non-cash charges of $2,446 from depreciation and amortization, and decreases of $83 in accounts payable and accrued liabilities partially offset by increases of $10,122 in accounts receivable. During 2015, we made income tax payments of approximately $2,114.

For the nine months ended September 30, 2014, net cash used by operating activities amounted to $879, primarily attributable to net income of $3,485, which included non-cash charges of $1,442 from depreciation and amortization, and increases of $3,593 in accounts payable and accrued liabilities partially offset by increases of $9,503 in accounts receivable. During 2014, we made income tax payments of approximately $1,900.

Investing activities.

For the nine months ended September 30, 2015, net cash used in investing activities amounted to $10,855, primarily resulting from cash used for our acquisitions during 2015 of $10,427 and the purchase of property and equipment of $428 for our ongoing operations.

For the nine months ended September 30, 2014, net cash used in investing activities amounted to $4,873, primarily resulting from cash used for our acquisitions during 2014 of $4,150 and the purchase of property and equipment of $723 for our ongoing operations.

Financing activities.

For the nine months ended September 30, 2015, net cash provided by financing activities amounted to $24,796, primarily due to the net proceeds from the secondary offering of $29,419 and the warrant exercise of $3,186 offset by principal repayments of $7,660 towards long-term debt, $533 towards the contingent obligation and $935 in stock repurchase obligations.

For the nine months ended September 30, 2014, net cash used by financing activities amounted to $2,401, primarily from scheduled repayments of $1,592 towards long-term debt, $554 in stock repurchase obligations and payment of contingent consideration of $233.

Financing

Credit Facility

On January 31, 2014, we entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which was amended on September 3, 2014 and provides for a two-year, $8,000 revolving credit facility (the “Credit Facility”). The interest rate is prime rate plus 0.50%, with a minimum of 3.75%, which was the interest rate as of December 31, 2014. The Credit Facility contains a cross default and cross collateralization provision with the Term Loan described below. The Credit Facility contains certain financial covenants, including an annual maximum debt to tangible net worth ratio of 3.0:1.0 as of December 31, 2014 and for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contains an annual minimum debt service coverage ratio equal to 1.5:1.0 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of September 30, 2015 and December 31, 2014, the Company is in compliance with the financial and reporting covenants. The Credit Facility is guaranteed by (i) NV5 Global, (ii) NV5, (iii) NV5, LLC, (iv) JLA, and (v) RBA. The Credit Facility is secured by a first priority lien on substantially all of the assets of NV5 Holdings Inc., NV5 Global and NV5. On July 20, 2015, we amended the Credit Facility to add additional subsidiary guarantors, establish a within-line facility of up to $1,000 for the issuance of standby letters of credit and extend the maturity date of the Credit Facility to May 31, 2016 from January 31, 2016. As of September 30, 2015 and December 31, 2014, the outstanding balance on the Credit Facility was $0.

Term Loan

We had a note payable to Western Alliance, which matured on February 1, 2015 (the “Term Loan”). As of September 30, 2015 and December 31, 2014, the outstanding balance on the Term Loan was approximately $0 and $318, respectively.

Uncollateralized Promissory Notes

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of September 30, 2015 and December 31, 2014, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, we pay quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured and is subordinated to the Term Loan, although we are permitted to make our periodic principal and interest payments. The outstanding balance of the Nolte Note was approximately $874 and $1,200 as of September 30, 2015 and December 31, 2014, respectively.

The stock repurchase obligations at September 30, 2015 and December 31, 2014 represented notes payable for the repurchase of common stock of certain former non-controlling interests in NV5. These notes were unsecured and subordinated to bank debt and the maintenance of related debt covenants, and bear interest from 3.25% to 4.25%. The rates adjusted annually based on the prime rate. The notes required quarterly interest and principal payments through their maturity dates, which range between 2014 and 2019. During the third quarter of 2015, the Company opted to pay the remaining principal and accrues interest related to these obligations. The outstanding balance of the stock repurchase obligation was $0 and $935 as of September 30, 2015 and December 31, 2014, respectively, including the current portions.

On January 30, 2015, we acquired all of the outstanding equity interests of JLA. The purchase price included a $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each, due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $1,250 as of September 30, 2015.

On April 22, 2015, we acquired all of the outstanding equity interests of Mendoza. The purchase price included a $3,000 short- term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year and a $500 promissory note bearing interest at 3.0% (the “Mendoza Note”) that is payable in two equal payments of $250 each, due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. The outstanding balance of the short-term promissory note was $3,000 and of the Mendoza Note was $500 as of September 30, 2015.

On June 24, 2015, we acquired certain assets of Allwyn. The purchase price included a $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each, due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $500 as of September 30, 2015.

On July 1, 2015, we acquired all of the outstanding equity interests of RBA. The purchase price included a $4,000 promissory note bearing interest at 3.0% (the “RBA Note”) that is payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $4,000 as of September 30, 2015.

On January 31, 2014, we acquired certain assets of AQC. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $300 for which we have imputed interest at a rate of 3.75% (the “AQC Note”). This note is payable in two equal payments of $150 each, due on the first and second anniversaries of the effective date of January 31, 2014. The carrying value of the AQC Note was approximately $150 and $294 as of September 30, 2015 and December 31, 2014, respectively.

On March 21, 2014, we acquired all of the outstanding equity interests of NV5, LLC. The purchase price included a $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of the effective date of March 21, 2014. The outstanding balance of the AK Note was approximately $2,000 and $3,000 as of September 30, 2015 and December 31, 2014, respectively.

 On June 30, 2014, we acquired certain assets of ORSI. The purchase price included an uncollateralized non-interest bearing promissory note in the principal amount of $450 (the “ORSI Note”), which has an imputed interest rate of 3.75%. The ORSI Note is payable in two equal payments of $225 each due on the first and second anniversaries of the effective date of June 30, 2014. The outstanding balance of the ORSI Note was $221 and $434 as of September 30, 2015 and December 31, 2014, respectively.

On November 3, 2014, we acquired certain assets of the Buric Companies. The purchase price included a $300 uncollateralized 3% interest bearing promissory note. The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The outstanding balance of the Buric Note was $300 as of September 30, 2015 and December 31, 2014.

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaderabek Company (“Kaco”). The purchase price included a note in the aggregate principal amount of $2,000 (the “Kaco Note”), bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter, which is payable as follows: $500 due by (and paid on) December 28, 2012 and three equal payments of $500 each due on the first, second and third anniversaries of the effective date of July 27, 2012. As of September 30, 2015 and December 31, 2014, the actual interest rate was 2.58%. The outstanding balance of the Kaco Note was $0 and $500 as of September 30, 2015 and December 31, 2014, respectively.

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200, bearing interest at 4.0%, payable in three equal payments of $67 each due on the first, second and third anniversaries of the effective date of April 30, 2013. The outstanding balance of this note was $67 and $133 as of September 30, 2015 and December 31, 2014, respectively.

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn. The purchase price consisted of an uncollateralized promissory note in the aggregate principal amount of approximately $92 (bearing interest at 4.0%), payable in two equal payments of approximately $46 each due on the first and second anniversaries of the effective date of August 12, 2013. The outstanding balance of this note was $0 and $46 as of September 30, 2015 and December 31, 2014, respectively.

 Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015.

 Effects of Inflation

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03 "Interest-Imputation of Interest," which is intended to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, FASB issued ASU 2015-15 “Interest - Imputation of Interest (Subtopic 835-30)”, to provide further clarification to ASU 2015-03 as it relates to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. The Company does not expect ASU 2015-03 and ASU 2015-15 to materially impact the Company's results of operations and cash flows.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU was originally effective for annual reporting periods beginning after December 15, 2016 and early adoption is permitted as of the original effective date. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU and management has not yet determined which method it will apply. The Company is currently evaluating the impact of adopting ASU 2014-09 on the Company's consolidated net income, financial position and cash flows. In July 2015, the FASB voted to defer the effective date of ASU 2014-09, by one year. As a result, ASU 2014-09 will become effective for us in the first quarter of our fiscal year ending December 31, 2018.

Cautionary Statement about Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q, including all documents incorporated by reference contain “forward-looking” statements within the meaning of Section 27A of the Securities Act Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as, “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “project,” “may,” “might,” “should,” “would,” “will,” “likely,” “will likely result,” “continue,” “could,” “future,” “plan,” “possible,” “potential,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements in this Quarterly Report on Form 10-Q reflect the Company’s current views with respect to future events and financial performance.

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

ITEM 1A.     RISK FACTORS.

During the nine months ended September 30, 2015, there have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

For a description of our acquisitions closed during the nine months ended September 30, 2015, see Note 4, Business Acquisitions, to the Condensed Consolidated Financial Statements. We issued the shares set forth in Note 4 in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Issuer Purchase of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

 ITEM 6.    EXHIBITS.

Number	Description

2.1

Stock Purchase Agreement, dated as of July 1, 2015, by and among The RBA Group, Inc., Engineers, Architects and Planners (“RBA”), each of the stockholders of RBA, the stockholder representative and NV5 Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2015)

10.1

Second Amendment to Business Loan Agreement (Loan Number 0309136049), dated July 20, 2015, between NV5 Holdings, Inc., as borrower, and Western Alliance Bank, as lender (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on July 24, 2015)

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

NV5 HOLDINGS, INC.

By: /s/ Michael P. Rama
Date: November 12, 2015	Michael P. Rama Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)