Form 10-K
period 2015-12-31
NV5 Global, Inc.
filed 2016-03-11
CIK 1532961

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-35849

NV5 Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-3458017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 South Park Road, Suite 350 Hollywood, Florida	33021
(Address of principal executive offices)	(Zip Code)

(954) 495-2112
Registrant’s telephone number, including area code

 Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Capital Market

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sales price of the registrant’s common stock, as reported on The NASDAQ Capital Market on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $127.2 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 7, 2016, there were 8,135,740 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

NV5 GLOBAL, INC.

FORM 10-K ANNUAL REPORT

Cautionary Statement about Forward Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K and in our 2015 Annual Report to Stockholders, including all documents incorporated by reference, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “project,” “may,” “might,” “should,” “would,” “will,” “likely,” “will likely result,” “continue,” “could,” “future,” “plan,” “possible,” “potential,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance.

Forward-looking statements are not historical factors and should not be read as a guarantee or assurance of future performance or results, and will not necessarily be accurate indications of the times at, or by, or if such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith beliefs, expectations and assumptions as of that time with respect to future events. Because forward-looking statements relate to the future, they are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include:

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

References in this Annual Report on Form 10-K to (i) “NV5 Global”, the “Company,” “we,” “us,” and “our” refer to NV5 Global, Inc., a Delaware corporation, its consolidated subsidiaries, and the business of Nolte Associates, Inc. (“Nolte”) as our historical accounting predecessor, (ii) “NV5 Holdings” refers to NV5 Holdings, Inc. (formerly known as NV5, Inc.), a Delaware corporation and a wholly owned subsidiary of ours, (iii) “NV5” refers to NV5, Inc. (formerly known as Nolte Associates, Inc.), a California corporation and a wholly owned subsidiary of ours, and (iv) “NV5, LLC” refers to NV5, LLC, (formerly known as AK Environmental, LLC) a North Carolina limited liability company, and a wholly owned subsidiary of ours.

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

We are headquartered in Hollywood, Florida, and operate our business from 53 offices nationwide. All of our offices utilize our shared services platform, which consists of human resources, marketing, finance, information technology, legal, corporate development, and other resources from our corporate headquarters. Our shared services platform is scalable and optimizes the performance and efficiency of our business as we grow. By maintaining a centralized, shared services platform, we believe we can better manage our business, apply universal financial and operational controls and procedures, increase efficiencies, and drive lower-cost solutions.

Our public sector clients include U.S. federal, state, municipal, and local government agencies, and military and defense clients. We also serve quasi-public and private sector clients from the education, healthcare, energy, and public utilities sectors, including schools, universities, hospitals, health care providers, insurance providers, large utility service providers, and large to small energy producers.

During our 60 years in the engineering and consulting business, we have worked with such clients and on such well-known projects as (in alphabetical order):

●	Atlantic City Tunnel Connection, NJ	●	Madison Rail Station, NJ

●	Balboa Naval Hospital, CA	●	Manhattan Waterfront Greenway Improvement, NY

●	Borgata Hotel and Casino, NJ	●	Miami International Airport, FL

●	Boston Logan Airport, MA	●	Miramar Marine Corps Air Station, CA

●	Bronx Zoo Astor Court Reconstruction, NY	●	Mojave Water Agency, CA

●	Caldecott Tunnel, CA	●	Morris County College, NJ

●	California Public Employees’ Retirement System, CA	●	Nassau Community College, NY

●	Colorado Department of Transportation, CO	●	Palmyra Brownfield Development, NJ

●	Cleveland Clinic, OH	●	Peterson Air Force Base, CO

●	Fort Lauderdale Hollywood International Airport, FL	●	Rose Bowl Stadium, CA

●	Grand Cascades Lodge, NJ	●	Stanford University, CA

●	JFK International Airport, NY	●	Sea Cliff, Shoreline Restoration, NY

●	Lake Shenandoah Wetlands Mitigation, NJ	●	University of Kansas Medical Center, KS

●	Los Angeles Community College, CA	●	University of San Diego, CA

●	Port of Miami, Tunnel and Capital Improvement to Pier Wharfs, FL

●	Poseidon Desalinization Plan, CA

Our current representative clients and project portfolio include (in alphabetical order):

●	Broward County, FL	●	Miami-Dade County, FL

●	California Department of Transportation, or Caltrans, CA	●	Michigan State University

●	California High Speed Rail	●	Minnesota Power

●	City of Austin, TX	●	New Jersey Department of Transportation

●	City of Bakersfield, CA	●	New Jersey Turnpike Authority, NJ

●	City of Carlsbad, CA	●	New York City Economic Development Corporation

●	City of Colorado Springs, CO	●	Rutgers University, NJ

●	City of Fresno, CA	●	San Diego County, CA

●	City of Miami, FL	●	San Diego Gas & Electric, CA

●	City of Oceanside, CA	●	San Diego International Airport, CA

●	City of Philadelphia, PA	●	Santa Clara County Government, CA

●	City of Sacramento, CA	●	South Florida Water Management District

●	Cleveland Museum of Art, OH	●	Southern California Gas Company

●	City of Bakersfield, CA	●	Spectra Energy

●	Florida Power and Light, FL	●	University of California San Diego, CA

●	Imperial County, CA	●	University of Illinois

●	Massachusetts Division of Capital Asset Management	●	University of Iowa

●	Metropolitan Water District of Southern California, CA	●	University of Massachusetts

		●	University of Miami, FL

●	New York City Housing Authority	●	University of Minnesota

●	New York Department of Environmental Protection	●	University of North Carolina

●	New York Department of Transportation	●	University of Texas

●	New York Power Authority	●	University of Utah, UT

●	Port Authority of New York and New Jersey	●	U.S. Department of State

●	Princeton University, NJ	●	U.S. Department of Veteran Affairs

		●	U.S. Environmental Protection Agency

		●	Utah Department of Transportation, UT

Our History

On December 8, 2015, NV5 Holdings, Inc., the holding company, changed its name to NV5 Global, Inc. Also on December 8, 2015, NV5 Global, Inc., a wholly-owned subsidiary of the holding company, changed its name to NV5 Holdings, Inc.

NV5 Holdings, Inc. (formerly known as NV5 Global, Inc. and Vertical V, Inc.) (“NV5 Holdings”) was incorporated as a Delaware corporation in 2009.  NV5, Inc. (formerly known as Nolte Associates, Inc.) (“NV5”), which began operations in 1949, was incorporated as a California corporation in 1957, and was acquired by NV5 Holdings in 2010.  In March 2010, NV5 Holdings acquired the construction quality assurance operations of Bureau Veritas North America, Inc.  In October 2011, NV5 Holdings and NV5 completed a reorganization transaction in which NV5 Global, Inc. (formerly known as NV5 Holdings, Inc.) was incorporated as a Delaware corporation, acquired all of the outstanding shares of NV5 Holdings and NV5, and, as a result, became the holding company under which NV5, NV5 Holdings and the Company's other subsidiaries conduct business. In March 2013, NV5 Global completed its initial public offering. In 2014, NV5 Global acquired all the outstanding units in NV5, LLC, a North Carolina limited liability company (formerly known as AK Environmental, LLC) (“NV5, LLC”) which was originally incorporated as a New Jersey limited liability company in 2002 and reincorporated in North Carolina in 2013. In January 2015, NV5 Global acquired all the outstanding shares in Joslin Lesser Associates, Inc. (“JLA”) which was originally incorporated in Massachusetts in 1983. In April 2015, NV5 Global acquired all the outstanding shares of Richard J. Mendoza, Inc. (“Mendoza”) which was originally incorporated in California in 2001. In July 2015, NV5 Global acquired all the outstanding shares of The RBA Group, Inc., Engineers, Architects and Planners (“RBA”) which was originally incorporated in New Jersey in 1968. In February 2016, NV5 Global acquired all the outstanding shares of Sebesta, Inc. (“Sebesta”) which was originally incorporated in Minnesota in 1994.

Competitive Strengths

We believe we have the following competitive strengths:

Organizational structure that enhances client service. We operate our business using a flat vertical organization grouped by service offerings rather than the geography-based structure utilized by many of our competitors. This structure ensures that clients engaging our services in any given sector, regardless of the location of the project, have access to the services of our most highly qualified professionals. Our most skilled engineers and professionals in each service sector work directly with the clients engaging those services, which facilitates relationship-based interactions between our key employees and clients and assists in developing long-term client relationships. In addition, this structure encourages an entrepreneurial spirit among our professionals.

Expertise in local markets. To complement our vertical service model, we maintain 54 locations in the United States (“U.S.”). Each of our offices is staffed with licensed or certified professionals who understand the local and regional markets in which they serve. Our local professionals are allowed to concentrate entirely on their local market client engagements while being supported by our shared services platform, under which we perform various back office support functions on a centralized basis.

Strong, long-term client relationships. Our combination of local market experience and professionals with expertise in multiple vertical service sectors has enabled us to develop strong relationships with our core clients. Some of our professionals have worked with our key clients for decades, which include government transportation agencies, public utilities and local/state municipalities. By serving as a long-term partner with our clients, we are able to gain a deeper understanding of their overall business needs as well as the unique technical requirements of their projects.

Experienced, talented, and motivated employees. We employ licensed and experienced professionals with a broad array of specialties and a strong customer service orientation. Our people have an average of more than 20 years of operating and management experience in or supporting the engineering and consulting industry and in analyzing potential acquisition transactions. We place a high priority on attracting, motivating and retaining top professionals to serve our clients, and our compensation system emphasizes the use of performance-based incentives, including opportunities for stock ownership, to achieve this objective.

Industry-recognized quality of service. We believe that we have developed a strong reputation for quality service based upon our industry-recognized depth of experience, ability to attract and retain quality professionals, and expertise across multiple service sectors. During the past several years, we received many industry certificates, awards, and national rankings, including:

●	2015 Environmental Business Journal Achievement award in Mergers & Acquisitions	●	2015 Engineering News-Record Top 500 Firms (#124)

●	2014 Environmental Business Journal Achievement Award in Mergers & Acquisitions	●	2013/2012 Advisory Board at Harvard Graduate School of Design for Sustainable Infrastructure

●	2013 Environmental Business Journal Achievement Award in Mergers & Acquisitions	●	2013/2012 Northwestern Kellogg Graduate School – Visiting Faculty

Growth Strategies

We intend to pursue the following growth strategies as we seek to expand our market share and position ourselves as a preferred, single-source provider of professional, engineering and technical consulting services to our clients:

Seek strategic acquisitions to enhance or expand our services offerings. We seek acquisitions that allow us to expand or enhance our capabilities in our existing service offerings. In analyzing new acquisitions, we pursue opportunities that provide critical mass in order to function as a profitable operation, to be complementary to our existing operations, and with strong potential for organic growth. We believe that expanding our business through strategic acquisitions will give us economies of scale in the areas of finance, human resources, marketing, administration, information technology, and legal, while also providing cross-selling opportunities among our service offerings. For information on our recent acquisitions, please refer to the “Recent Acquisitions” section included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and such information is incorporated into this Item 1 by reference.

Continue to focus on public sector clients while building private sector client capabilities. We have historically derived the majority of our revenue from public and quasi-public sector clients. For the year ended December 31, 2015, 2014 and 2013, approximately 60%, 55% and 67%, respectively, of our gross revenues was attributable to public and quasi-public sector clients. During unsteady economic periods, we have focused on public sector business opportunities resulting from public agency outsourcing. We are also positioned to address the challenges presented by the nation’s aging infrastructure system, and the need to provide solutions for transportation, energy, water, and waste water requirements. However, we also seek to obtain additional clients in the private sector, which typically experiences greater growth during times of economic expansion, by networking, participating in certain organizations, and monitoring private project databases. We will continue to pursue private sector clients when such opportunities present themselves. We believe our ability to service the needs of both public and private sector clients gives us the flexibility to seek and obtain engagements regardless of the current economic conditions.

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

Reportable Segments

The Company's operations are organized into three reportable segments: (i) infrastructure, engineering and support services (INF); (ii) construction quality assurance (CQA) and (iii) program management services (PM). A description of our reportable segments is below:

Infrastructure, engineering and support services (INF): The Infrastructure reportable segment provides to clients a broad array of services in the area of engineering, design and support services including energy services.

Construction quality assurance (CQA): The CQA reportable segment provides construction inspection; geotechnical and engineering services; construction claims and litigation services; and environmental quality testing services.

Program management services (PM): The PM reportable segment provides program management for transportation and vertical construction projects including construction management.

For additional information regarding our reportable segments, see Note 16 - "Reportable Segments" of the "Notes to Consolidated Financial Statements" included in Item 8.

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

Design. The design phase includes architecture, engineering, planning, urban design, landscape architecture, mechanical electrical plumbing (“MEP”) design, road design, grading design, alignment design, laydown design, station pad design, storm drain design, storm water management, water supply engineering, site planning and profile drawings, and construction cost estimating.

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

Commissioning. We provide our clients with a collaborative resource, ensuring that building owners and operators benefit from improved systems performance. Our proprietary Lifecycle Commissioning ® is a systematic, engineering-based process that optimizes building efficiency from initial project concept to decommissioning. In additional, we provide Retro-Commissioning on existing facilities not originally commissioned which can result in energy consumption savings from 5% to 20%.

Energy Performance. We assist building owners and operations in reducing both energy and operational costs. We help our clients to identify and implement energy performance strategies that improve operating efficiency and reduce greenhouse gas emissions, which entails load shaping and efficiency, fuel switching, aggregation, cogeneration and other renewable energy alternatives. Our energy performance services include energy master planning, energy assessments, integrated management of energy supply and demand, renewable energy, smart grid systems, cogeneration, load response strategies/systems, energy modeling and energy star.

Power Delivery. Our power delivery services include substation physical and structural design, substation protection and control design, transmission line and civil engineering, and communications and automatic design. These services develop comprehensive plans that lead to lower operational costs and improved efficiency.

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

Strategic Acquisitions

We maintain a full-time merger and acquisitions (“M&A”) initiative with executive personnel specifically dedicated to identifying acquisition targets, exploring acquisition opportunities, negotiating terms, and overseeing the acquisition and post-acquisition integration. Since 1993 to the present, including prior-company employment, our M&A team has completed over 50 transactions in the engineering and consulting industry. Over the course of these transactions, our M&A team has established extensive relationships throughout the industry and continues to maintain an established pipeline of potential acquisition opportunities.

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

Key Clients and Projects

We currently serve over approximately 1,800 different clients. Our ten largest clients accounted for approximately 36% of our gross revenues during the year ended December 31, 2015. Furthermore, we did not have any clients representing more than 10% of our gross revenues during 2015. During the years ended December 31, 2014 and 2013, two clients each accounted for more than 10% of our gross revenues. Although we serve a highly diverse client base, for the year ended December 31, 2015, 2014 and 2013 approximately 60%, 55% and 67%, respectively, of our gross revenues was attributable to public and quasi-public sector clients. In this regard, public sector clients include U.S. federal, state, and local government departments, agencies, systems, and authorities, including the U.S. Department of Defense, transportation agencies, educational systems, and public housing authorities, while quasi-public sector clients include utility service providers, energy producers, and healthcare providers. Of our private sector clients, our largest clients are contractors, construction engineering firms, and institutional property owners.

Although we anticipate public and quasi-public sector clients will represent the majority of our revenues for the foreseeable future, we intend to continue expanding our service offerings to private sector clients. Historically, public and quasi-public sector clients have demonstrated greater resilience during periods of economic downturns, while private sector clients have offered higher gross profit margin opportunities during periods of economic expansion.

Marketing and Sales

We strive to position ourselves as a preferred, single-source provider of professional and technical consulting and certification services to our clients. We obtain client engagements primarily through business development efforts, cross-selling of our services to existing clients, and maintaining client relationships, as well as referrals from existing and former clients.

Our business development efforts emphasize lead generation, industry group networking, and corporate visibility. Most of our business development efforts are led by members of our engineering and other professional teams, who are also responsible for managing projects. Our business development efforts are further supported by our shared services marketing group, which consists of a seasoned marketing team and marketing support personnel located at our corporate headquarters as well as our operating units.

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

Employees

As of December 31, 2015, we had 975 employees, including 786 full-time employees, which includes 205 licensed engineers and other professionals. We have been able to locate and engage highly qualified employees as needed and do not expect our growth efforts to be constrained by a lack of qualified personnel. We consider our employee relations to be good.

Backlog

As of December 31, 2015, we had approximately $155.3 million of gross revenue backlog expected to be recognized over the next 12 months, compared to gross revenue backlog of approximately $82.1 million as of December 31, 2014. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized in its entirety or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Most of our government contracts are multi-year contracts for which funding are appropriated on an annual basis. With respect to such government contracts, our backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. In the case of non-government contracts, our backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. We calculate backlog without regard to possible project reductions or expansions or potential cancellations until such changes or cancellations occur.

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

We believe our principle publicly listed and private company competitors include the following firms (in alphabetical order): AECOM Technology Corporation (NYSE: ACM), AMEC plc (LSE: AMEC), Bureau Veritas (PAR: BVI), Hill International, Inc. (NYSE: HIL), Intertek Group plc (LSE:ITRK), Jacobs Engineering Group Inc. (NYSE: JEC), Kleinfelder & Associates, Professional Service Industries, Inc., Stantec Inc. (TSE: STN), Terracon Consultants, Inc., Tetra Tech, Inc. (NASDAQ: TTEK), TRC Companies, Inc. (NYSE: TRR), Willdan Group (NASDAQ: WLDN), and WS Atkins plc (LSE:ATK).

Seasonality

Due primarily to inclement weather conditions, which lead to project delays and slower completion of contracts, and a higher number of holidays, our operating results during the months of November, December, January, February and March are generally lower than our operating results during other months. As a result, our gross revenues and net income for the first and fourth quarters of a fiscal year may be lower than our results for the second and third quarters of a fiscal year.

Insurance and Risk Management

We maintain insurance covering professional liability and claims involving bodily injury, property and economic loss. We consider our present limits of coverage, deductibles, and reserves to be adequate. Whenever possible, we endeavor to eliminate or reduce the risk of loss on a project through the use of quality assurance and control, risk management, workplace safety, and other similar methods.

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

Available Information

Our Internet address is www.nv5.com. We make available at this address, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website, our corporate governance documents, including our code of conduct and ethics. In this Annual Report on Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC and will be available, free of charge, on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available through our website. Information contained on our website is not part of, or incorporated into, this Annual Report on Form 10-K.

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

We depend on the continued services of Mr. Dickerson Wright, our Chairman and Chief Executive Officer. We cannot assure you that we will be able to retain the services of Mr. Wright.

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

For the year ended December 31, 2015, approximately 60% of our gross revenues was attributable to public and quasi-public sector clients. A significant amount of our revenues are derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have had funding appropriated.

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

The state of California had experienced, and may continue to experience, budget shortfalls and other related budgetary issues and constraints. The state of California has historically been and is considered to be a key geographic region for our business, as approximately 42%, 45% and 65% of our gross revenues for the years ended December 31, 2015, 2014 and 2013, respectively, came from California-based projects. Ongoing uncertainty as to the timing and accessibility of budgetary funding, changes in state funding allocations to local agencies and municipalities, or other delays in purchasing for, or commencement of, projects may have a negative impact on our gross revenues and net income.

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

Our ten largest clients accounted for approximately 36% of our gross revenues during the year ended December 31, 2015. Furthermore, we did not have any clients representing more than 10% of our gross revenues during 2015. During the years ended December 31, 2014 and 2013, two clients each accounted for more than 10% of our gross revenues. The loss of, or reduction in orders from, these clients could have a material adverse effect on our business, financial condition, and results of operations.

We have made and expect to continue to make acquisitions that could disrupt our operations and adversely impact our business and operating results. Our inability to successfully integrate acquisitions could impede us from realizing all of the benefits of the acquisitions, which could weaken our results of operations.

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

Fixed-price contracts require us to either perform all work under the contract for a specified lump sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. For the years ended December 31, 2015, approximately 7% of our revenue was recognized under fixed-price contracts. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform, and economic or other changes that may occur during the contract period. Losses under fixed-price contracts could be substantial and adversely impact our results of operations.

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

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. We face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. Our ten largest clients accounted for approximately 36% of our gross revenues during the year ended December 31, 2015. Furthermore, we did not have any clients representing more than 10% of our gross revenues during 2015. During the years ended December 31, 2014 and 2013, two clients each accounted for more than 10% of our gross revenues. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our ability to collect our receivables and, ultimately, our revenues and results of operations.

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

Over at least the last 20 years, state and other public employee unions have challenged the validity of propositions, legislation, charters, and other government regulations that allow public agencies to contract with private firms to provide services in the fields of engineering, design, and construction of public improvements that might otherwise be provided by public employees. These challenges could have the effect of eliminating or severely restricting the ability of municipalities to hire private firms for the purpose of designing and constructing public improvements, and otherwise require them to use union employees to perform the services. If a state or other public employee union is successful in its challenge and as a result the ability of state agencies to hire private firms is severely limited, such a decision would likely lead to additional litigation challenging the ability of the state, counties, municipalities, and other public agencies to hire private engineering, architectural, and other firms, the outcome of which could affect our ability to compete for contracts and may have an adverse effect on our revenue and profitability.

Our use of the percentage-of-completion method of revenue recognition could result in a reduction or reversal of previously recorded revenue and profits.

We account for some of our contracts on the percentage-of-completion method of revenue recognition. These contracts accounted for approximately 7% of our revenue for the year ended December 31, 2015. Generally, our use of this method results in recognition of revenue and profit ratably over the life of the contract based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, including the achievement of award fees as well as the impact of change orders and claims, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenue and profit.

Our actual business and financial results could differ from the estimates and assumptions that we use to prepare our financial statements, which may significantly reduce or eliminate our profits.

To prepare financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”), management is required to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions could affect the reported values of assets, liabilities, revenue, and expenses as well as disclosures of contingent assets and liabilities. For example, we recognize a portion of revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:

●	the application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders, and contract claims;

●	provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors, and others;

●	provisions for income taxes, research, and experimentation credits and related valuation allowances;

●	value of goodwill and recoverability of other intangible assets; and

●	valuations of assets acquired and liabilities assumed in connection with business combinations.

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

Management continues to review and assess our internal controls to ensure we have adequate internal financial and accounting controls. Failure to maintain new or improved controls, or any difficulties we encounter in their implementation, could result in material weaknesses, and cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations (and, once we no longer qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), annual audit attestation reports) regarding the effectiveness of our internal control over financial reporting that will be required under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) with respect to annual reports that we will file as a public company. The existence of a material weakness could result in errors in our financial statements that could cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

As of December 31, 2015, we had approximately $155.3 million of gross revenue backlog expected to be recognized over the next 12 months. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

We depend on contractors and subcontractors in conducting our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, client concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a subcontract. In addition, if any of our subcontractors fail to deliver on a timely basis the agreed-upon supplies, fail to perform the agreed-upon services, go out of business, or fail to perform on a project, then our ability to fulfill our obligations as a prime contractor may be jeopardized and we may be contractually responsible for the work performed by those contractors or subcontractors. The absence of qualified subcontractors with which we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts. Historically, our relationship with our contractors and subcontractors has been good, and we have not experienced any material failure of performance by our contractors and subcontractors. During the year ended December 31, 2015, the utilization of contractors or subcontractors generated approximately 14% of our gross revenues.

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

In this regard, the agreement pursuant to which we acquired NV5, Inc. (formerly known as Nolte Associates, Inc.) did not include representations and warranties regarding the business being acquired or any indemnification provisions or other assurances from the seller regarding Nolte. In the event any unforeseen matters arise, whether regarding the permits and authorizations required to run the Nolte business, filing of tax returns and payment of associated taxes, or the existence or extent of any contingent liabilities of the Nolte business (including third-party claims to which Nolte may be subject in the future including regarding professional liability for work performed prior to our acquisition of Nolte), we would be materially adversely affected if we were required to pay damages or incur defense costs in connection with a claim for which no such indemnity has been provided. The Company is currently under examination by the California Franchise Tax Board (“CFTB”) about certain research and development tax credits generated and included on the tax returns of an acquired company for the years 2005 to 2009. Fiscal years 2005 through 2015 are considered open tax years in the State of California and 2012 through 2015 in the U.S. federal jurisdiction and other state jurisdictions. At December 31, 2015, the Company had $570,000 of unrecognized tax benefits.

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

Due primarily to inclement weather conditions, which lead to project delays and slower completion of contracts, and a higher number of holidays, our operating results during December, January, February and March are generally lower in comparison to other months. As a result, our revenue and net income for the first and fourth quarters of a fiscal year may be lower than our results for the second and third quarters of a fiscal year. If we were to experience lower-than-expected revenue during any such periods, our expenses may not be offset, which could have an adverse impact on our results of operations.

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

Mr. Dickerson Wright, our Chairman and Chief Executive Officer, beneficially owned 2,194,953 shares, or approximately 27% of our common stock on a fully diluted basis as of March 7, 2016. Accordingly, Mr. Wright has the power to significantly influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including decisions regarding mergers, going private transactions, and other extraordinary transactions, and to significantly influence the terms of any of these transactions. Although Mr. Wright owes our stockholders certain fiduciary duties as a director and an executive officer, Mr. Wright could take actions to address his own interests, which may be different from those of our other stockholders.

As an emerging growth company within the meaning of the Securities Act, we will utilize certain modified disclosure requirements, and we cannot be certain whether these reduced requirements will make our securities less attractive to investors.

We are an emerging growth company within the meaning of the rules under the Securities Act. We plan in current and future filings with the SEC to utilize, the modified disclosure requirements available to emerging growth companies, including reduced disclosure about our executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a nonbinding advisory vote on executive compensation. In addition, we will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act, including the additional testing of our internal control over financial reporting as may occur when outside auditors attest as to our internal control over financial reporting. For example, we will not have to provide an auditor’s attestation report on our internal controls in this Annual Report on Form 10-K for the year ended December 31, 2015, or in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. As a result, our stockholders may not have access to certain information they may deem important.

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

As a result of our initial public offering, we became a public company and our securities are listed on NASDAQ. As such, we are required to comply with laws, regulations, and requirements that we did not need to comply with as a private company, including certain provisions of the Sarbanes-Oxley Act and related SEC regulations, as well as the requirements of NASDAQ. Compliance with the requirements of being a public company have required us to increase our operating expenses in order to pay our employees, legal counsel, and accountants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, in connection with Section 404(a) of the Sarbanes-Oxley Act, management was required to deliver a report that assessed the effectiveness of our internal control over financial reporting beginning with the Annual Report on Form 10-K for the year ended December 31, 2014. However, in connection with Section 404(b) of the Sarbanes-Oxley Act, our auditors are not required to attest to our internal controls over financial reporting until we no longer qualify as an emerging growth company under the JOBS Act. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. Furthermore, we might not be able to retain our independent directors or attract new independent directors for our committees.

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

Future issuances of our common stock pursuant to our equity incentive plan may have a dilutive effect on your investment and resales of such shares may adversely impact the market price of our common stock.

As of December 31, 2015, we have registered an aggregate of 554,658 shares of common stock reserved under a Registration Statement on Form S-8 and we anticipate filing additional Registration Statements on Form S-8 to register additional shares reserved under our equity incentive plan.  Issuance of shares of common stock pursuant to our equity incentive plan may have a dilutive effect on our common stock.  Also, all shares issued pursuant to a Registration Statement on Form S-8 can be freely sold in the public market upon issuance, subject to restrictions on our affiliates under Rule 144 promulgated by the SEC under the Securities Act of 1933, as amended.  If a large number of these shares are sold in the public market, the sales may be viewed negatively by the market and adversely affect the market price of our common stock.

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

Our principal executive offices are located in approximately 11,700 square feet of office space that we lease at 200 South Park Road, Suite 350, Hollywood, Florida. We lease office space in 53 locations nationwide. In total, our facilities contain approximately 275,000 square feet of office space and are subject to leases that expire through 2024. We do not own any real property. Our lease terms vary from month-to-month to multi-year commitments. We do not consider any of these leased properties to be materially important to us. While we believe it is necessary to maintain offices through which our services are coordinated, we feel there are an ample number of available office rental properties that could adequately serve our needs should we need to relocate or expand our operations.

The following table summarizes our ten most significant leased properties by location based on annual rental expense:

Location	Description	Reportable Segment
Hollywood, FL	Corporate Headquarters	Corporate
New York, NY	Office Building	INF
Parsippany, NJ	Office Building	INF
Sacramento, CA	Office Building	INF
Manteca, CA	Office Building	INF
Melville, NY	Office Building	INF
San Diego, CA	Office Building	INF / CQA
Miami, FL	Office Building	CQA
Colorado Springs, CO	Office Building	PM
Watertown, MA	Office Building	PM

ITEM 3.	LEGAL PROCEEDINGS.

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

None.

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

The following table sets forth, for the calendar quarter indicated, the high and low sales prices of our common stock as reported on the NASDAQ for the periods indicated.

	Common Stock
Fiscal 2015:	High	Low
First Quarter	$16.36	$9.90
Second Quarter	$25.40	$15.55
Third Quarter	$26.92	$18.56
Fourth Quarter	$24.27	$18.29

	Common Stock
Fiscal 2014:	High	Low
First Quarter	$9.92	$7.52
Second Quarter	$10.43	$9.00
Third Quarter	$10.08	$9.00
Fourth Quarter	$14.70	$8.80

Holders

As of March 7, 2016, there were 230 holders of record of our common stock. These numbers do not include beneficial owners whose shares are held in “street name.”

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

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2015 were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchase of Equity Securities

None.

Performance Graph

The following graph and table compare the stockholder’s cumulative total return, assuming $100 invested at September 27, 2013 (the date of commencement of trading on NASDAQ), with all reimbursement of dividends, such as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Russell 2000 Index and (iii) the stocks included in the S&P Construction & Engineering Index. The comparisons reflected in the graph and table is not intended to forecast the future performance of our stock and may not be indicative of future performance

	Base	INDEXED RETURNS Years Ending
	Period
Company / Index	9/27/13	12/31/13	12/31/14	12/31/15
NV5 Global, Inc.	$100	$113.06	$180.56	$305.28
Russell 2000 Index	$100	$108.68	$114.00	$108.97
S&P 1500 Construction & Engineering Index	$100	$107.34	$89.16	$83.58

ITEM 6.    SELECTED FINANCIAL DATA.

The following selected financial data was derived from our consolidated financial statements and provides summarized information with respect to our operations and financial position. The data set forth below should be read in conjunction with the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto contained in Item 8, “Financial Statements and Supplementary Data,” of this report.

Statements of Operations Data, for the years ended December 31,	2015	2014	2013	2012	2011
	(in thousands, except per share data)

Gross revenues	$154,655	$108,382	$68,232	$60,576	$63,366

Direct costs:
Salaries and wages	53,687	36,976	19,619	17,041	16,810
Sub-consultant services	21,394	15,996	12,337	9,846	11,992
Other direct costs	10,796	10,229	1,460	2,021	2,146
Total direct costs	85,877	63,201	33,416	28,908	30,948

Gross Profit	68,778	45,181	34,816	31,668	32,418

Operating Expenses:
Salaries and wages, payroll taxes and benefits	34,731	22,887	19,373	18,348	17,561
General and administrative	11,930	8,865	6,708	6,105	6,772
Facilities and facilities related	4,950	3,198	3,325	3,390	3,408
Depreciation and amortization	3,468	1,988	1,514	1,468	1,949
Total operating expenses	55,079	36,938	30,920	29,311	29,690

Income from operations	13,699	8,243	3,896	2,357	2,728

Other expense:
Interest expense	(212)	(274)	(263)	(389)	(376)
Total other expense	(212)	(274)	(263)	(389)	(376)

Income before income tax expense	13,487	7,969	3,633	1,968	2,352
Other	-	-	-	-	(495	) (a)
Income tax expense	(4,995)	(3,076)	(874)	(675)	(436)
Net income	$8,492	$4,893	$2,759	$1,293	$1,421

Basic earnings per share	$1.25	$0.96	$0.75	$0.58	$0.73
Diluted earnings per share	$1.18	$0.87	$0.70	$0.52	$0.66

Weighted average common shares outstanding:
Basic	6,773,135	5,102,058	3,660,289	2,244,737	1,951,561
Diluted	7,215,898	5,592,010	3,967,056	2,485,031	2,147,176

Balance Sheet Data at December 31:
Cash and cash equivalents	$23,476	$6,872	$13,868	$2,294	$2,762
Total assets	111,769	55,390	44,875	29,963	28,000
Long-term debt, including current portion	11,986	8,132	6,820	9,829	7,071
Total equity	80,763	35,605	28,809	11,369	10,522

(a) Includes discontinued operations, non-controlling interest and foreign currency translation adjustments of $33, ($530), and $2, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including those described under “Item 1A. Risk Factors.” Amounts presented are in thousands, except per share data.

Overview

We are a provider of professional and technical engineering and consulting solutions to public and private sector clients. We focus on the infrastructure, energy, construction, real estate, and environmental markets. We primarily focus on five business verticals - construction quality assurance, infrastructure, energy, program management, and environmental solutions. Our primary clients include U.S. federal, state, municipal, and local government agencies, and military and defense clients. We also serve quasi-public and private sector clients from the education, healthcare, energy, and public utilities, including schools, universities, hospitals, health care providers, insurance providers, large utility service providers, and large to small energy producers.

Recent Acquisitions

The aggregate value of all consideration for our acquisitions consummated during the years ended December 31, 2015, 2014 and 2013 was approximately $22,998, $10,100 and $3,300, respectively, before any fair value adjustments.

On July 1, 2015, we acquired all of the outstanding equity interests of The RBA Group, Inc., Engineers, Architects and Planners (“RBA”), a New Jersey based infrastructure engineering firm focused on the provision of transportation engineering, planning, and construction inspection, environmental engineering, civil engineering, surveying, and architecture services to public and private clients throughout the East Coast for a purchase price of up to $13,000. At closing, we (i) paid the RBA stockholders an aggregate of $8,000 in cash, less $1,900 held back to cover liabilities associated with RBA’s deferred compensation plan which was paid to the RBA stockholders in July 2015, and (ii) issued the RBA stockholders promissory notes in the aggregate principal amount of $4,000 (the “Notes”). The Notes are payable in four equal annual installments of $1,000 each beginning on July 1, 2016. The Notes bear interest at the rate of 3.0% per annum, payable at the time the principal payments are due, and contain such other terms as are customary for promissory notes of this type. In addition, we may also pay as consideration a non-interest bearing earn-out of up to $1,000, subject to the achievement of certain agreed upon financial metrics for the years ended 2016 and 2017. This additional earn-out consideration will be payable in cash or a combination of cash and shares of our common stock. Furthermore, at closing we assumed and paid off approximately $4,000 of RBA’s indebtedness.

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

On January 30, 2015, we acquired all of the outstanding equity interests of Joslin, Lesser & Associates, Inc., a Massachusetts corporation (“JLA”), a program management and owner’s representation consulting firm that primarily services government owned facilities and public K through 12 school districts in the Boston, MA area. The purchase price of up to $5,500 included $2,250 in cash, a $1,250 promissory note (bearing interest at 3.5%), payable in four installments of $313, due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition, and $1,000 of our common stock (89,968 shares) as of the closing date of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash, notes and the Company’s common stock, subject to the achievement of certain agreed upon metrics for calendar year 2015. The earn-out of $1,000 is non-interest bearing and was recorded at its estimated fair value of $901, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. As of December 31, 2015, the fair value of this contingent consideration was $500 based on the financial metrics achieved for calendar year 2015.

On November 3, 2014, we acquired certain assets of Zollinger Buric, Inc. an Ohio corporation and Buric Global LLC., an Ohio limited liability company (collectively the “Buric Companies”). The Buric Companies are based in Cleveland, Ohio. The Buric Companies provide program management and construction claims consulting services, as well as building information modeling, critical path scheduling, surety consulting, and litigation support. The purchase price of up to $1,000, included a $300 uncollateralized 3% interest bearing promissory note. The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition.

On June 30, 2014, we acquired certain assets of Owner’s Representative Services, Inc. (“ORSI”), a program management firm specializing in healthcare facilities development and construction projects. The purchase price of up to $1,300 consisted of $400 in cash, a $450 non-interest bearing promissory note, and $150 of our common stock (14,918 shares) as of the closing date, which were issued in July 2014. The purchase price also included a non-interest bearing earn-out of $300 payable in cash and the Company’s common stock, subject to the achievement of a certain agreed upon metric for calendar year 2014, and was payable on March 31, 2015. The earn-out payment was recorded at its estimated fair value based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. During 2014, the agreed upon metric was met and the earn-out was achieved. As of December 31, 2014, the estimated fair value of this contingent consideration was approximately $285. The purchase price also included a $450 uncollateralized non-interest bearing promissory note, with an imputed interest rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition. The carrying value of this note was approximately $221 and $434 as of December 31, 2015 and 2014, respectively.

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

On January 31, 2014, we acquired certain assets of Air Quality Consulting Inc. (“AQC”) located in Tampa, Florida, which specializes in occupational health, safety and environmental consulting. The purchase price of up to $815 consisted of $250 in cash, a $300 non-interest bearing promissory note and $150 of our common stock (18,739 shares) as of the closing date. The purchase price also included a non-interest bearing earn-out of $115 payable in cash, subject to the achievement of a certain agreed upon metric for calendar year 2014, and was payable on April 1, 2015. The earn-out payment was recorded at estimated fair value based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. AQC did not meet the agreed upon metric and as of December 31, 2014, the estimated fair value of this contingent consideration was $0. The purchase price included a $300 uncollateralized non-interest bearing promissory note, with an imputed interest rate of 3.75%. The note is payable in two equal payments of $150 due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition. The carrying value of this note was approximately $150 and $294 as of December 31, 2015 and 2014, respectively.

On August 12, 2013, we acquired certain assets and assumed certain liabilities of Dunn Environmental, Inc.(“Dunn”). The purchase price consisted of an uncollateralized promissory note in the aggregate principal amount of approximately $92, bearing interest at 4.0%, payable in two equal payments of approximately $46 each due on the first and second anniversaries of August 12, 2013, the effective date of the acquisition. The outstanding balance of this note was $0 and $46 as of December 31, 2015 and 2014, respectively.

On July 8, 2013, we acquired certain assets and assumed certain liabilities of the Tampa, Florida division of Pitman-Hartenstein & Associates. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $168, bearing interest at 4.0%, payable in two equal payments of $84 each due on December 31, 2013 and December 31, 2014. The outstanding balance of this note was $0 as of both December 31, 2015 and 2014, respectively.

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners (“Consilium”). The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200, bearing interest at 4.0%, payable in three equal payments of approximately $67 each, and due on the first, second and third anniversaries of April 30, 2013, the effective date of the acquisition. The outstanding balance of this note was $67 and $133, as of December 31, 2015 and 2014, respectively.

 On February 1, 2016, the Company acquired Sebesta, Inc. (“Sebesta”), a St. Paul, Minnesota-based mechanical, electrical and plumbing (“MEP”) engineering and energy management company. Primary clients include federal and state governments, power and utility companies, and major educational, healthcare, industrial and commercial property owners throughout the United States. Sebesta’s staff numbers 175 and operates from 12 offices in the Midwest, Texas, Mid-Atlantic and Northeast. The purchase price of this acquisition was $14,000 made entirely in cash from internal sources without using debt.

These acquisitions expanded the Company’s infrastructure, environmental and project management services and allow NV5 Global to offer these services on a broader scale within its existing network. In addition, these acquisitions strengthen NV5 Global’s geographic diversification and allow the Company to continue expanding its national footprint.

The acquisitions above have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations. All of our acquisitions have been accounted for as business combinations and the results of operations of the acquisitions have been included in our consolidated results since the dates of the acquisitions.

Key Trends, Developments and Challenges

Initial public offering. On March 26, 2013, the Company priced its initial public offering of 1,400,000 units. Each unit was sold at an offering price of $6.00 per unit and consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share. The units began trading on the NASDAQ Capital Markets (“NASDAQ”) on March 27, 2013 and traded solely as units through September 26, 2013. The units sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-186229), which was declared effective by the SEC on March 26, 2013. On March 28, 2013, the underwriter of the offering exercised its option to purchase up to an additional 210,000 units, solely to cover over-allotments. The closing of the offering occurred, and was recorded, on April 2, 2013, upon which we received net proceeds of approximately $8,100 after deducting fees associated with the initial public offering and issued 1,610,000 units. In addition, upon closing, the underwriter received a warrant to acquire up to 140,000 units at an exercise price of $7.20 per unit. The underwriter can exercise these warrants until March 26, 2016, at which time the warrant expires. Each of these units consist of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share.

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

On September 27, 2013, the warrants became exercisable at an exercise price of $7.80 per share. The warrant exercise period was scheduled to expire on March 27, 2018 or earlier upon our redemption.

On September 27, 2013 and continuing until October 11, 2013 (the “Temporary Reduction Expiration Time”), we temporarily reduced the exercise price of all of our outstanding public warrants from $7.80 per share to $6.00 per share. All such warrants properly exercised in accordance with their respective terms prior to the end of the Temporary Reduction Expiration Time were accepted by the Company at the reduced $6.00 per share exercise price and one share of the Company’s registered common stock per warrant was issued to the exercising warrant holder. After the Temporary Reduction Expiration Time, the exercise price of the public warrants automatically reverted to the warrant exercise price of $7.80 per share included in the original terms of the public warrants and the reduced exercise price was no longer in effect. Except for the reduced $6.00 per share exercise price of the warrants during the Temporary Reduction Expiration Time, the terms of the public warrants remain unchanged. During the Temporary Reduction Expiration Time, 1,196,471 public warrants, or approximately 74% of the outstanding public warrants were exercised at the reduced exercise price of $6.00 per share. The temporary reduction in the warrant exercise price generated net cash proceeds to the Company of approximately $6,600 after fees associated with the temporary reduction in the warrant exercise price and offering expenses.

Secondary offering

On May 22, 2015, the Company priced a secondary offering of 1,430,000 shares of the Company’s common stock. Each share was sold at an offering price of $19.50 per share. The shares sold were registered under the Securities Act, on an effective registration statement on Form S-3 and an effective registration statement filed with the SEC on Form S-3MEF (Registration Nos. 333-198113 and 333-204362) pursuant to Rule 462(b) under the Securities Act. On May 28, 2015, the underwriters of the offering exercised their option to purchase up to an additional 214,500 shares, solely to cover over-allotments. The closing of the offering occurred, and was recorded, on May 28, 2015, upon which we received net proceeds of approximately $29,400 after deducting the underwriting discount and estimated offering expenses payable by the Company and issued 1,644,500 shares.

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

Tax credit dispute. We are currently under examination by the CFTB about certain research and development tax credits generated and included on the tax returns of an acquired company for the years 2005 to 2009. Fiscal years 2005 through 2015 are considered open tax years in the State of California and 2012 through 2015 in the U.S. federal jurisdiction and other state jurisdictions. At December 31, 2015, the Company had $570 of unrecognized tax benefits.

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

For the years ended December 31, 2015, 2014 and 2013, cost-reimbursable contracts represented approximately 93%, 90% and 90%, respectively, of our total revenues.

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

For the years ended December 31, 2015, 2014 and 2013, fixed-price contracts represented approximately 7%, 10% and 10%, respectively, of our total revenues.

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

Jumpstart Our Business Startups Act of 2012

We are an emerging growth company within the meaning of the rules under the Securities Act, and we will utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, we will not have to provide an auditor’s attestation report on our internal controls in this Annual Report on Form 10-K for the year ended December 31, 2015 and in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. The JOBS Act also permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by issuers. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements. Our estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in our consolidated financial statements relate to the revenue recognition on the percentage-of-completion method, allowances for doubtful accounts, valuation of our intangible assets, contingent consideration and income taxes.

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

Goodwill and Related Intangible Assets

Goodwill is the excess of consideration paid for an acquired entity over the amounts assigned to assets acquired, including other identifiable intangible assets and liabilities assumed in a business combination. To determine the amount of goodwill resulting from a business combination, the Company performs an assessment to determine the fair value of the acquired company’s tangible and identifiable intangible assets and liabilities.

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques, and weighs the results accordingly. We are required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared to the carrying value of its reporting unit goodwill to determine the appropriate impairment charge, if any. We have elected to perform our annual goodwill impairment review on August 1 of each year. On August 1, 2015, 2014 and 2013, we conducted our annual impairment tests on the goodwill using the quantitative method of evaluating goodwill. Based on these quantitative analyses, we determined the fair value of each of our reporting units exceeded the carrying value of the reporting unit. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2015, 2014 and 2013. There were no indicators, events or changes in circumstances to indicate that goodwill was impaired during the years ended December 31, 2015, 2014 and 2013.

Identifiable intangible assets primarily include customer backlog, customer relationships, tradenames and non-compete agreements. Amortizable intangible assets are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company did not recognize an impairment charge relating to amortizable intangible assets during the years ended December 31, 2015, 2014 and 2013.

An adjustment to the carrying value of goodwill and/or identifiable intangible assets could materially impact the consolidated results of operations.

Contingent Consideration

The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates.  We estimated the fair value of contingent earn-out payments as part of the initial purchase price consideration and record the estimated fair value of contingent consideration as a liability on the consolidated balance sheet as of the acquisition date.  We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following:  (i) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (ii) the former owners of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees.  The contingent earn-out payments are not affected by employment termination.

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

The Company recognizes the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. In evaluating the amount, if any, of the consolidated financial statement benefit of a tax position, management is also required to make assumptions and to apply judgment. Fiscal years 2005 through 2015 are considered open tax years in the State of California and 2012 through 2015 in the U.S. federal jurisdiction and other state jurisdictions. The Company applies the uncertain tax position guidance to all tax positions for which the statute of limitations remains open. Our policy is to classify interest and penalties as income tax expense.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table represents our condensed results of operations for the periods indicated (dollars in thousands and as of a percentage of gross revenues):

	Years Ended December 31,
	2015		2014		2013

Gross revenues	$154,655	100.0%	$108,382	100.0%	$68,232	100.0%

Direct costs	85,877	55.5%	63,201	58.3%	33,416	49.0%

Gross profit	68,778	44.5%	45,181	41.7%	34,816	51.0%

Operating expenses	55,079	35.6%	36,938	34.1%	30,920	45.3%

Income from operations	13,699	8.9%	8,243	7.6%	3,896	5.7%

Other expense (net)	(212)	-0.1%	(274)	-0.3%	(263)	-0.5%

Income tax expense	(4,995)	-3.2%	(3,076)	-2.8%	(874)	-1.3%

Net income	$8,492	5.5%	$4,893	4.5%	$2,759	4.0%

Year ended December 31, 2015 compared to year ended December 31, 2014

Gross revenues.

Our consolidated revenues increased approximately $46,273 or approximately 42.7%, for the year ended December 31, 2015, compared to 2014. The increase in revenues is due primarily to organic growth from our existing platform as well as the contribution from various acquisitions completed in 2015 and 2014. Excluding revenues from acquisitions closed during 2015, our revenues increased approximately $9,483, or approximately 9%, for the year ended December 31, 2015, compared to 2014. The growth in revenues was primarily attributable to increases in energy transmission and distribution services; construction materials testing and engineering services; and program and construction management services. We are currently unaware of any delays in current projects and therefore are not anticipating such to influence future revenues. Such revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Direct costs.

Our direct costs increased approximately $22,676 or approximately 35.9%, for the year ended December 31, 2015, compared to 2014. The increase in direct costs compared to 2014 is primarily due to an increase in our utilization of billable employees in 2015 due to an increase in projects and direct costs incurred from operations of businesses acquired after 2014. Excluding acquisitions closed during 2015, our direct costs increased approximately $4,369, or approximately 7%, for the year ended December 31, 2015, compared to 2014. Direct costs of contracts include direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both gross revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

As a percentage of gross revenues, direct costs of contracts were 55.5%, for the year ended December 31, 2015, as compared to 58.3% in 2014. The improved gross margins were due primarily to the increase in utilization and reduction of sub-consultants used to perform services. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors, including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. As revenues from sub-consultant costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and income from operations.

Operating expenses.

Our operating expenses increased approximately $18,141, or 49.1%, for the year ended December 31, 2015, compared to 2014. The increase in operating expenses was due primarily to integration costs from businesses acquired subsequent to December 31, 2014. Excluding operating expenses from acquisitions closed during 2015, our operating expenses increased approximately $4,648, or approximately 13%. During the years ended December 31, 2015 and 2014, acquisition related expenses were approximately $719 and $292, respectively. Also contributing to the increase in operating expenses is the increase in amortization of intangible assets. During the years ended December 31, 2015 and 2014, amortization of intangible assets was approximately $2,624 and $1,427, respectively. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs. Therefore, when our professional services revenues increase or decrease, it is not unusual to see a corresponding change in operating expenses.

Income taxes.

Our consolidated effective income tax rate was 37.0% for the year ended December 31, 2015. The difference between the effective tax rate and the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction. Our consolidated effective income tax rate was 38.6% for the year ended December 31, 2014. The difference between the effective tax rate and the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction and research and development credits as well as higher tax deductions realized on our 2013 federal and state tax returns filed during the third quarter of 2014, offset by the recording of $550 of unrecognized tax benefits.

Year ended December 31, 2014 compared to year ended December 31, 2013

Gross revenues.

Our revenues increased approximately $40,150 or approximately 58.8%, for the year ended December 31, 2014, compared to 2013. The increase in revenues is due primarily to organic growth from our existing platform as well as the contribution from various acquisitions completed in 2014. Excluding revenues from acquisitions closed during 2014, our revenues increased approximately $12,800, or approximately 19%, for the year ended December 31, 2014, compared to 2013. The growth in revenues was primarily attributable to increases in transportation services; energy transmission and distribution services; construction materials testing and engineering services; and program and construction management services.

Direct costs.

Our direct costs increased approximately $29,785, or approximately 89.16%, for the year ended December 31, 2014, compared to 2013. The increase in direct costs compared to 2013 is primarily due to an increase in our utilization of billable employees in 2014 due to an increase in projects and direct costs incurred from operations of businesses acquired after December 31, 2013. Excluding direct costs from acquisitions closed during 2014, our direct costs increased approximately $8,200, or approximately 24%, for the year ended December 31, 2014, compared to 2013. Direct costs of contracts include direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both gross revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

As a percentage of gross revenues, direct costs of contracts were 58.3%, for the year ended December 31, 2014, as compared to 49.0% in 2013. The decrease in gross profit percentage for the year ended December 31, 2014, was primarily due to lower gross profit margin generated by NV5, LLC acquired during 2014. NV5, LLC is a technical staffing business in the energy industry, which is generally a high volume and lower margin business. However, the administrative overhead costs (i.e., indirect labor, facilities costs, etc.) for this type of operation are typically lower than our other service lines. The relationship between direct costs of contracts and revenues will fluctuate between reporting periods depending on a variety of factors, including the mix of business during the reporting periods being compared as well as the level of margins earned from the various types of services provided. As revenues from sub-consultant costs typically have lower margin rates associated with them, it is not unusual for us to experience an increase or decrease in such revenues without experiencing a corresponding increase or decrease in our gross margins and income from operations.

Operating expenses.

Our operating expenses increased approximately $6,018, or 19.5%, for the year ended December 31, 2014, compared to 2013. The increase in operating expenses was due primarily to integration costs from businesses acquired subsequent to December 31, 2013. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs. Therefore, when our professional services revenues increase or decrease, it is not unusual to see a corresponding change in operating expenses.

As a percentage of revenues, operating expenses were 34.1%, for the year ended December 31, 2014, as compared to 45.3%, for 2013. This decrease was the result of the increase in utilization of our professional staff compared to the same period last year, internal focus on performance optimization and the scalability of operations.

Income taxes.

Our consolidated effective income tax rate was 38.6% for the year ended December 31, 2014. The difference between the effective tax rate and the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction and research and development credits as well as higher tax deductions realized on our 2013 federal and state tax returns filed during the third quarter of 2014, offset by offset by the recording of $550 of unrecognized tax benefits. Our consolidated effective income tax rate was 24.1% for the year ended December 31, 2013. The reduction in the effective tax rate compared to the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction as well as higher tax deductions realized on our 2012 federal and state tax returns filed during the third quarter of 2013. The effective tax rate for the year ended December 31, 2013 also includes the discrete federal tax benefit of $168 related to the retroactive legislative reinstatement on January 2, 2013 of the research and development tax credit for the year ended December 31, 2012, which is required to be included in the period the reinstatement was enacted into law.

Segment Results of Operations

The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Gross revenues
INF	$84,873	$64,325	$35,786
CQA	29,100	25,201	17,399
PM	41,944	19,561	15,756
Elimiantion of inter- segment revenues	(1,262)	(705)	(709)
Total gross revenues	$154,655	$108,382	$68,232

Operating income
INF	$10,462	$6,847	$3,700
CQA	5,120	5,720	4,319
PM	9,651	3,619	2,655
Corporate (1)	(11,746)	(8,217)	(7,041)
Total operating income	$13,487	$7,969	$3,633

(1) Includes amortization of intangibles of $2,624, $1,427 and $978 for the years ended December 31, 2015, 2014 and 2013, respectively.

Year ended December 31, 2015 compared to year ended December 31, 2014

Our revenues from INF reportable segment increased approximately $20,548 or approximately 31.9%, for the year ended December 31, 2015, compared to 2014. Excluding revenues from acquisitions closed during 2015, our revenues from INF increased approximately $2,935, or approximately 5%, for the year ended December 31, 2015, compared to 2014. The growth in revenues was primarily attributable to increases in energy transmission and distribution services.

Operating income from INF increased $3,615, or 52.8%, for the year ended December 31, 2015, compared to 2014. The increase in operating income is primarily due to increased revenues from organic growth and the contributions from acquisitions completed in 2015 discussed above.

Our revenues from CQA reportable segment increased approximately $3,899 or approximately 15.5%, for the year ended December 31, 2015, compared to 2014. Excluding revenues from acquisitions closed during 2015, our revenues from CQA increased approximately $1,000, or approximately 3%, for the year ended December 31, 2015, compared to 2014. The growth in revenues was primarily attributable to increases in construction materials testing and engineering services partially offset by decreases in revenues from code compliance services.

Operating income from CQA decreased $600, or 10.5%, for the year ended December 31, 2015, compared to 2014. The decrease in operating income is primarily due to the change in mix of services performed in 2015 compared to 2014.

Our revenues from PM reportable segment increased approximately $22,383 or approximately 114.4%, for the year ended December 31, 2015, compared to 2014. Excluding revenues from acquisitions closed during 2015, our revenues from PM increased approximately $6,342, or approximately 32%, for the year ended December 31, 2015, compared to 2014. The growth in revenues was primarily attributable to increases in civil and facilities program management and construction management services.

Operating income from PM increased $6,032, or 167%, for the year ended December 31, 2015, compared to 2014. The increase in operating income is primarily due to increased revenues from organic growth and from the contributions from acquisitions completed in 2015 discussed above.

Year ended December 31, 2014 compared to year ended December 31, 2013

Our revenues from INF reportable segment increased approximately $28,539 or approximately 79.7%, for the year ended December 31, 2014, compared to 2013. Excluding revenues from acquisitions closed during 2014, our revenues from INF increased approximately $3,157, or approximately 9%, for the year ended December 31, 2014, compared to 2013. The growth in revenues was primarily attributable to increases in transportation and energy transmission and distribution services.

Operating income from INF increased $3,147, or 85.1%, for the year ended December 31, 2014, compared to 2013. The increase in operating income is primarily due to the increased revenues from organic growth and from the contributions of acquisitions completed in 2014 discussed above.

Our revenues from CQA reportable segment increased approximately $7,802 or approximately 44.8%, for the year ended December 31, 2014, compared to 2014. Excluding revenues from acquisitions closed during 2014, our revenues from CQA increased approximately $6,721, or approximately 39%, for the year ended December 31, 2014, compared to 2013. The growth in revenues was primarily attributable to increases in construction materials testing and engineering and code compliance services.

Operating income from CQA increased $1,401, or 32.4%, for the year ended December 31, 2014, compared to 2013. The increase in operating income is primarily due to the increased revenues from organic growth and from the contributions from acquisitions completed in 2014 discussed above.

Our revenues from PM reportable segment increased approximately $3,805 or approximately 24.1%, for the year ended December 31, 2014, compared to 2013. Excluding revenues from acquisitions closed during 2014, our revenues from PM increased approximately $2,895, or approximately 18%, for the year ended December 31, 2014, compared to 2013. The growth in revenues was primarily attributable to increases in civil and facilities program management and construction management services.

Operating income from PM increased $964, or 36.3%, for the year ended December 31, 2014, compared to 2013. The increase in operating income is primarily due to the increased revenues from organic growth and from the contributions from acquisitions completed in 2014 discussed above.

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

Cash Flows

As of December 31, 2015, our cash and cash equivalents totaled $23,476 and accounts receivable, net of allowance for doubtful accounts, totaled $47,747, compared to $6,872 and $27,015, respectively, on December 31, 2014. As of December 31, 2015, our accounts payable and accrued liabilities were $6,658 and $9,564, respectively, compared to $5,335 and $4,763, respectively, on December 31, 2014. Also, as of December 31, 2015, we had notes payable, stock repurchase obligations, and contingent considerations of $10,707, $0, and $1,279, respectively, compared to $6,256, $935 and $941, respectively, on December 31, 2014.

Operating activities

For the year ended December 31, 2015, net cash provided by operating activities amounted to $5,972, primarily attributable to net income of $8,492, which included non-cash charges of $5,164 from stock based compensation and depreciation and amortization, and decreases of $2,351 in accounts payable and accrued liabilities partially offset by an increase of $4,846 in accounts receivable. During 2015, we made income tax payments of approximately $4,371.

For the year ended December 31, 2014, net cash provided by operating activities amounted to $1,420 primarily attributable to net income of $4,893 which included non-cash charges of $2,740 from stock based compensation and depreciation and amortization, and increases of $1,715 in accounts payable and accrued liabilities, which is offset by an increase of $7,591 in accounts receivable. During 2014, we made income tax payments of approximately $1,767.

For the year ended December 31, 2013, net cash provided by operating activities amounted to $3,421 primarily attributable to net income of $2,759 which included non-cash charges of $1,879 from stock based compensation and depreciation and amortization, and increases of $1,008 in accounts payable and accrued liabilities partially offset by decreases of $1,793 in deferred and income taxes payable. During 2013, we made income tax payments of approximately $2,416, which included payment of 2012 income taxes as a result of our acquisition of NV5 during 2010 whereby NV5 was required to switch from a cash basis taxpayer to an accrual basis taxpayer. The phase-in period for this required tax accounting method change was completed in 2012.

Investing activities

For the year ended December 31, 2015, net cash used in investing activities amounted to $11,028, primarily resulting from cash used for our acquisitions during 2015 of $10,427 and the purchase of property and equipment of $601 for our ongoing operations.

For the year ended December 31, 2014, net cash used in investing activities amounted to $5,475 primarily resulting from cash used for our acquisitions during 2014 of $4,650 and the purchase of property and equipment of $825 for our ongoing operations.

For the year ended December 31, 2013, net cash used in investing activities amounted to $2,150 primarily resulting from cash used for our acquisitions during 2013 of $1,617 and the purchase of property and equipment of $533 for our ongoing operations.

Financing activities

For the year ended December 31, 2015, net cash provided by financing activities amounted to $21,660, primarily due to the net proceeds from the secondary offering of $29,419 and the warrant exercise of $2,970 offset by principal repayments of $10,797 towards long-term debt, $533 towards the contingent obligation and $935 in stock repurchase obligations.

For the year ended December 31, 2014, net cash used in financing activities amounted to $2,941 primarily attributable to cash used for scheduled repayments of $1,999 towards long-term debt, $687 in stock repurchase obligations, and payment of contingent consideration of $233.

For the year ended December 31, 2013, net cash provided by financing activities amounted to $10,303 primarily attributable to gross proceeds of $9,660 received from our initial public offering (as discussed elsewhere in this Annual Report on Form 10-K), which was partially offset by initial public offering costs paid of $1,580. Contributing to the net cash provided by financing activities was gross proceeds of $7,183 received from the exercise of our public warrants due to our temporary reduction in the exercise price of such warrants (as discussed elsewhere in this Annual Report on Form 10-K), which was partially offset by costs associated with the exercise of such warrants of $567. Also contributing to the net cash provided by financing activities were borrowings of $518, offset by scheduled repayments of $4,139 towards long-term debt and $772 in stock repurchase obligations.

Financing

Credit Facility

On January 31, 2014, we entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which was amended on September 3, 2014 and provides for a two-year, $8,000 revolving credit facility (the “Credit Facility”). The interest rate is prime rate plus 0.50%, with a minimum of 3.75%, which was the interest rate as of December 31, 2015. The Credit Facility contains a cross default and cross collateralization provision with the Term Loan described below. The Credit Facility contains certain financial covenants, including an annual maximum debt to tangible net worth ratio of 3.0:1.0 as of December 31, 2015 and for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contains an annual minimum debt service coverage ratio equal to 1.5:1.0 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of December 31, 2015, the Company is in compliance with the financial and reporting covenants. The Credit Facility is guaranteed by our wholly-owned subsidiaries: (i) NV5 Holdings, (ii) NV5, (iii) NV5, LLC, (iv) JLA, and (v) RBA. The Credit Facility is secured by a first priority lien on substantially all of the assets of NV5 Global, Inc., NV5 Holdings and NV5. On July 20, 2015, we amended the Credit Facility to add additional subsidiary guarantors, establish a within-line facility of up to $1,000 for the issuance of standby letters of credit and extend the maturity date of the Credit Facility to May 31, 2016 from January 31, 2016. As of December 31, 2015 and 2014, the outstanding balance on the Credit Facility was $0. Standby letters of credit outstanding were $146 and $0 as of December 31, 2015 and 2014, respectively.

Term Loan

We had a note payable to Western Alliance, which matured on February 1, 2015 (the “Term Loan”). As of December 31, 2015 and 2014, the outstanding balance on the Term Loan was approximately $0 and $318, respectively.

Uncollateralized Promissory Notes

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of December 31, 2015 and 2014, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, we pay quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured and is subordinated to the Term Loan, although we are permitted to make our periodic principal and interest payments. The outstanding balance of the Nolte Note was approximately $754 and $1,231 as of December 31, 2015 and 2014, respectively.

The stock repurchase obligations at December 31, 2015 and 2014 represented notes payable for the repurchase of common stock of certain former non-controlling interests in NV5. These notes were unsecured and subordinated to bank debt and the maintenance of related debt covenants, and bear interest from 3.25% to 4.25%. The rates adjusted annually based on the prime rate. The notes required quarterly interest and principal payments through their maturity dates, which range between 2014 and 2019. During the third quarter of 2015, the Company opted to pay the remaining principal and accrues interest related to these obligations. The outstanding balance of the stock repurchase obligation was $0 and $935 as of December 31, 2015 and 2014, respectively, including the current portions.

On January 30, 2015, we acquired all of the outstanding equity interests of JLA. The purchase price included a $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each, due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $1,250 as of December 31, 2015.

On April 22, 2015, we acquired all of the outstanding equity interests of Mendoza. The purchase price included a $3,000 short- term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year and a $500 promissory note bearing interest at 3.0% (the “Mendoza Note”) that is payable in two equal payments of $250 each, due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. The outstanding balance of the short-term promissory note and Mendoza Note was $278 and $500 as of December 31, 2015, respectively.

 On June 24, 2015, we acquired certain assets of Allwyn. The purchase price included a $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each, due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $500 as of December 31, 2015.

On July 1, 2015, we acquired all of the outstanding equity interests of RBA. The purchase price included a $4,000 promissory note bearing interest at 3.0% (the “RBA Note”) that is payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $4,000 as of December 31, 2015.

On January 31, 2014, we acquired certain assets of AQC. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $300 for which we have imputed interest at a rate of 3.75% (the “AQC Note”). This note is payable in two equal payments of $150 each, due on the first and second anniversaries of the effective date of January 31, 2014. The carrying value of the AQC Note was approximately $150 and $294 as of December 31, 2015 and 2014, respectively.

On March 21, 2014, we acquired all of the outstanding equity interests of NV5, LLC. The purchase price included a $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of the effective date of March 21, 2014. The outstanding balance of the AK Note was approximately $2,000 and $3,000 as of December 31, 2015 and 2014, respectively.

On June 30, 2014, we acquired certain assets of ORSI. The purchase price included an uncollateralized non-interest bearing promissory note in the principal amount of $450 (the “ORSI Note”), which has an imputed interest rate of 3.75%. The ORSI Note is payable in two equal payments of $225 each due on the first and second anniversaries of the effective date of June 30, 2014. The outstanding balance of the ORSI Note was $221 and $434 as of December 31, 2015 and 2014, respectively.

On November 3, 2014, we acquired certain assets of the Buric Companies. The purchase price included a $300 uncollateralized 3% interest bearing promissory note. The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The outstanding balance of the Buric Note was $200 and $300 as of December 31, 2015 and 2014, respectively.

On July 27, 2012, we acquired certain assets and assumed certain liabilities of Kaderabek Company (“Kaco”). The purchase price included a note in the aggregate principal amount of $2,000 (the “Kaco Note”), bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter, which is payable as follows: $500 due by (and paid on) December 28, 2012 and three equal payments of $500 each due on the first, second and third anniversaries of the effective date of July 27, 2012. The outstanding balance of the Kaco Note was $0 and $500 as of December 31, 2015 and 2014, respectively.

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200, bearing interest at 4.0%, payable in three equal payments of $67 each due on the first, second and third anniversaries of the effective date of April 30, 2013. The outstanding balance of this note was $67 and $133 as of December 31, 2015 and 2014, respectively.

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn. The purchase price consisted of an uncollateralized promissory note in the aggregate principal amount of approximately $92 (bearing interest at 4.0%), payable in two equal payments of approximately $46 each due on the first and second anniversaries of the effective date of August 12, 2013. The outstanding balance of this note was $0 and $46 as of December 31, 2015 and 2014, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2015 and 2014.

Effects of Inflation

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

		Payments due by fiscal period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes Payable	$10,707	$4,347	$5,042	$1,318	$-
Contingent consideration obligations	1,279	458	696	125	-
Operating lease obligations	22,951	5,099	8,129	4,295	5,428
Total contractual obligations	$34,937	$9,904	$13,867	$5,738	$5,428

Our accrued liabilities in the consolidated balance sheet include unrecognized tax benefits. As of December 31, 2015, we had unrecognized tax benefits of $570. At this time, we are unable to make a reasonably reliable estimate of the timing of settlements in individual years in connection with unrecognized tax benefit; therefore, such amounts are not included in the above table.

Recent Accounting Pronouncement

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17— Balance Sheet Classification of Deferred Taxes. As part of the FASB's accounting simplification initiative, ASU 2015-17 removes the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, the update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for entities for fiscal years beginning after December 15, 2016, with prospective or retrospective application to all periods presented. Early application is permitted. The Company does not expect the impact of this ASU to be material to its consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03 "Interest-Imputation of Interest," which is intended to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, FASB issued ASU 2015-15 “Interest - Imputation of Interest (Subtopic 835-30)”, to provide further clarification to ASU 2015-03 as it relates to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. The Company does not expect ASU 2015-03 and ASU 2015-15 to be material to its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU was originally effective for annual reporting periods beginning after December 15, 2016 and early adoption is permitted as of the original effective date. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU and management has not yet determined which method it will apply. The Company is currently evaluating the impact of adopting ASU 2014-09 on the Company's consolidated net income, financial position and cash flows. In July 2015, FASB voted to approve a one-year deferral of the effective date to December 31, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. As a result, ASU 2014-09 will become effective for us in the first quarter of our fiscal year ending December 31, 2018.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes as substantially all of our debt is currently financed with fixed interest rates. Our only debt subject to interest rate risk is the Credit Facility which interest rate is subject to changes in the prime rate. As of December 31, 2015, the outstanding balance on the Credit Facility was $0. As a result, we believe that our market risk is minimal.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NV5 Global, Inc.

Hollywood, FL

We have audited the accompanying consolidated balance sheet of NV5 Global, Inc. and subsidiaries (the "Company") as of December 31, 2015, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NV5 Global, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Miami, FL

March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

NV Global, Inc. (formerly NV5 Holdings, Inc.)

We have audited the accompanying consolidated balance sheet of NV5 Global, Inc. (formerly NV5 Holdings, Inc.) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NV5 Global, Inc. (formerly NV5 Holdings, Inc.) and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

March 27, 2015 (except for Note 16, as to which the date is March 11, 2016)

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$23,476	$6,872
Accounts receivable, net of allowance for doubtful accounts of $1,536 and $845 as of December 31, 2015 and 2014, respectively	47,747	27,015
Prepaid expenses and other current assets	1,092	1,224
Deferred income tax assets	1,440	358
Total current assets	73,755	35,469
Property and equipment, net	3,091	1,625
Intangible assets, net	12,367	5,221
Goodwill	21,679	11,142
Other assets	877	810
Deferred income tax assets	-	1,123
Total Assets	$111,769	$55,390

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,658	$5,335
Accrued liabilities	9,564	4,763
Income taxes payable	813	1,157
Billings in excess of costs and estimated earnings on uncompleted contracts	293	277
Client deposits	110	121
Current portion of contingent consideration	458	618
Current portion of stock repurchase obligation	-	372
Current portion of notes payable	4,347	2,878
Total current liabilities	22,243	15,521
Contingent consideration, less current portion	821	323
Stock repurchase obligation, less current portion	-	563
Notes payable, less current portion	6,360	3,378
Deferred income tax liabilities	1,582	-
Total liabilities	31,006	19,785

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 45,000,000 shares authorized, 8,214,627 and 5,754,959 shares issued and outstanding as of December 31, 2015 and 2014, respectively	81	58
Additional paid-in capital	62,260	25,617
Retained earnings	18,422	9,930
Total stockholders’ equity	80,763	35,605
Total liabilities and stockholders’ equity	$111,769	$55,390

See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except share data)

	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013

Gross revenues	$154,655	$108,382	$68,232

Direct costs:
Salaries and wages	53,687	36,976	19,619
Sub-consultant services	21,394	15,996	12,337
Other direct costs	10,796	10,229	1,460
Total direct costs	85,877	63,201	33,416

Gross Profit	68,778	45,181	34,816

Operating Expenses:
Salaries and wages, payroll taxes and benefits	34,731	22,887	19,373
General and administrative	11,930	8,865	6,708
Facilities and facilities related	4,950	3,198	3,325
Depreciation and amortization	3,468	1,988	1,514
Total operating expenses	55,079	36,938	30,920

Income from operations	13,699	8,243	3,896

Other expense:
Interest expense	(212)	(274)	(263)
Total other expense	(212)	(274)	(263)

Income before income tax expense	13,487	7,969	3,633
Income tax expense	(4,995)	(3,076)	(874)
Net income	$8,492	$4,893	$2,759

Earnings per share:
Basic	$1.25	$0.96	$0.75
Diluted	$1.18	$0.87	$0.70

Weighted average common shares outstanding:
Basic	6,773,135	5,102,058	3,660,289
Diluted	7,215,898	5,592,010	3,967,056

See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2013	2,600,000	$26	$9,065	$2,278	$11,369

Stock compensation	-	-	365	-	365
Proceeds from initial public offering, net of offering costs	1,610,000	16	7,638	-	7,654
Exercise of warrants	1,196,986	12	6,604	-	6,616
Restricted stock issuance, net	91,298	1	(1)	-	-
Stock issuance for acquisitions	5,952	-	46	-	46
Net income	-	-	-	2,759	2,759
Balance, December 31, 2013	5,504,236	$55	$23,717	$5,037	$28,809

Stock compensation	-	-	752	-	752
Exercise of warrants	600	-	5	-	5
Restricted stock issuance, net	102,362	1	(1)	-	-
Stock issuance for acquisitions	134,774	2	1044	-	1,046
Payment of contingent consideration with common stock	12,987	-	100	-	100
Net income	-	-	-	4,893	4,893
Balance, December 31, 2014	5,754,959	$58	$25,617	$9,930	$35,605

Stock compensation	-	-	1,696	-	1,696
Restricted stock issuance, net	216,535	2	(2)	-	-
Proceeds from secondary offering, net of costs	1,644,500	16	29,403	-	29,419
Proceeds from exercise of warrants, net of costs	408,412	4	2,965	-	2,969
Stock issuance for acquisitions	91,923	1	945	-	946
Payment of contingent consideration with common stock	8,298	-	100	-	100
Tax benefit from stock based compensation	-	-	1,536	-	1,536
Net income	-	-	-	8,492	8,492
Balance, December 31, 2015	8,124,627	$81	$62,260	$18,422	$80,763

See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash Flows From Operating Activities:
Net income	$8,492	$4,893	$2,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,468	1,988	1,514
Provision for doubtful accounts	164	(136)	22
Stock compensation	1,696	752	365
Change in fair value of contingent consideration	(335)	18	22
Loss on disposal of leasehold improvements	-	64	-
Excess tax benefit from stock based compensation	(1,536)	-	-
Deferred income taxes	(666)	247	(566)
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(4,846)	(7,591)	(426)
Prepaid expenses and other assets	601	(645)	(1)
Accounts payable	(3,830)	1,316	133
Accrued liabilities	1,479	399	875
Income taxes payable	1,243	392	(1,227)
Billings in excess of costs and estimated earnings on uncompleted contracts	16	(124)	(29)
Client deposits	26	(153)	(20)
Net cash provided by operating activities	5,972	1,420	3,421

Cash Flows From Investing Activities:
Cash paid for acquisitions	(10,427)	(4,650)	(1,617)
Purchase of property and equipment	(601)	(825)	(533)
Net cash used in investing activities	(11,028)	(5,475)	(2,150)

Cash Flows From Financing Activities:
Proceeds from public offerings	32,068	-	9,660
Payments for public offering costs	(2,649)	-	(1,580)
Borrowings on note payable	-	-	518
Exercise of warrants costs	(216)	-	(567)
Payments on notes payable	(10,797)	(1,999)	(4,139)
Payments of contingent consideration	(533)	(233)	-
Excess tax benefit from stock based compensation	1,536	-	-
Payments of debt issuance costs	-	(27)	-
Payments on stock repurchase obligation	(935)	(687)	(772)
Proceeds from exercise of warrants	3,186	5	7,183
Net cash provided by (used in) financing activities	21,660	(2,941)	10,303

Net increase (decrease) in Cash and Cash Equivalents	16,604	(6,996)	11,574
Cash and cash equivalents – beginning of period	6,872	13,868	2,294
Cash and cash equivalents – end of period	$23,476	$6,872	$13,868

See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Supplemental disclosures of cash flow information:
Cash paid for interest	$185	$186	$280
Cash paid for income taxes	$4,371	$1,767	$2,416

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$1,307	$286	$948
Notes and stock payable for acquisitions	$9,250	$4,010	$651
Stock issuance for acquisitions	$946	$1,046	$46
Payment of contingent consideration with common stock	$100	$100	$-
Landlord-funded leasehold improvements	$-	$137	$-
Reclassification of previously capitalized initial public offering costs from other assets to additional paid in capital upon completion of intial public offering (including costs incurred prior to 2013)	$-	$-	$426

See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Note 1 - Organization and Nature of Business Operations

Business

NV5 Global, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Global”) is a provider of professional and technical engineering and consulting solutions in the infrastructure, energy, construction, real estate and environmental markets, operating through a network of 53 offices nationwide. The Company’s clients include the U.S. federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to, planning, design, consulting, permitting, inspection and field supervision, management oversight, forensic engineering, litigation support, condition assessment and compliance certification.

On December 8, 2015, NV5 Holdings, Inc., the holding company, changed its name to NV5 Global, Inc. Also on December 8, 2015, NV5 Global, Inc., a wholly-owned subsidiary of the holding company, changed its name to NV5 Holdings, Inc.

Significant Transactions

Acquisitions

On July 1, 2015, the Company acquired all of the outstanding equity interests of The RBA Group, Inc., Engineers, Architects and Planners (“RBA”), a New Jersey based infrastructure engineering firm focused on the provision of transportation engineering, planning, and construction inspection, environmental engineering, civil engineering, surveying, and architecture services to public and private clients throughout the East Coast for a purchase price of up to $13,000 consisting of cash, notes and a non-interest bearing earn-out subject to the achievement of certain agreed upon financial metrics for the years ended 2016 and 2017 (see Note 4).

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

The 2015 acquisitions expanded the Company’s infrastructure, environmental and project management services and allow NV5 Global to offer these services on a broader scale within its existing network. In addition, these acquisitions strengthen NV5 Global’s geographic diversification and allow the Company to continue expanding its national footprint.

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

NV5 Global, Inc. and Subsidiaries

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and have been prepared pursuant to the rules and regulations of the SEC. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in the consolidated financial statements relate to the fair value estimates used in accounting for business combinations including the valuation of identifiable intangible assets and contingent consideration, fair value estimates in determining the fair value of its reporting units for goodwill impairment assessment, revenue recognition on the percentage-of-completion method, allowances for uncollectible accounts and provision for income taxes.

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

Concentration of Credit Risk

Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 42%, 45% and 65% of the Company’s gross revenues for the years ended December 31, 2015, 2014 and 2013, respectively, are from California-based projects and approximately 9%, 11% and 28% of revenues for the years ended December 31, 2015, 2014 and 2013, respectively, are from one client. Furthermore, approximately 63% and 38% of the Company’s accounts receivable as of December 31, 2015 and 2014 are from government and government-related contracts. Management continually evaluates the creditworthiness of these and future clients and provides for bad debt reserves as necessary.

NV5 Global, Inc. and Subsidiaries

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

The Company considers cash and cash equivalents, accounts receivable, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. As of December 31, 2015 and 2014, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, income taxes payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

The Company applies the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. The allocation of the purchase price to identifiable intangible assets (customer relationships, customer backlog, trade name and non-compete) is based on valuations performed to determine the fair values of such assets as of the acquisition dates. The Company engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities assumed for the 2015 and 2014 acquisitions, except for the 2015 acquisition of Allwyn and the 2014 acquisition of the Buric Companies, which were internally valued. The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates.  The Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability on the consolidated balance sheet. Changes in the estimated fair value of contingent earn-out payments are included in General and Administrative expenses on the Consolidate Statements of Comprehensive Income.

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The following table summarizes the changes in the carrying value of estimated contingent consideration:

	December 31,	December 31,
	2015	2014

Contingent consideration, beginning of the year	$941	$971
Additions for acquisitions	1,306	285
Reduction of liability for payments made	(633)	(333)
Increase (reduction) of liability related to re-measurement of fair value	(335)	18
Contingent consideration, end of the year	$1,279	$941

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

Property and equipment balances are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized an impairment charge relating to property and equipment during the years ended December 31, 2015 and 2014.

Goodwill and Intangible Assets

Goodwill is the excess of consideration paid for an acquired entity over the amounts assigned to assets acquired, including other identifiable intangible assets and liabilities assumed in a business combination. To determine the amount of goodwill resulting from a business combination, the Company performs an assessment to determine the acquisition date fair value of the acquired company’s tangible and identifiable intangible assets and liabilities.

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques, and weights the results accordingly. NV5 Global is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared to the carrying value of its reporting unit goodwill to determine the appropriate impairment charge, if any. The Company has elected to perform its annual goodwill impairment review on August 1 of each year. On August 1, 2015, 2014 and 2013, the Company conducted its annual impairment tests on the goodwill using the quantitative method of evaluating goodwill. Based on these quantitative analyses the Company determined the fair value of each of its reporting units exceeded the carrying value of the reporting unit. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2015, 2014 and 2013. There were no indicators, events or changes in circumstances to indicate that goodwill was impaired during the years ended December 31, 2015, 2014 and 2013.

NV5 Global, Inc. and Subsidiaries

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

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with the FASB ASC 260, Earnings per Share, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. The weighted average number of shares outstanding in calculating basic earnings per share for the years ended December 31, 2015, 2014 and 2013 exclude 413,088, 607,906 and 505,544 non-vested restricted shares, respectively, issued since 2010. These non-vested restricted shares are not included in basic earnings per share until the vesting requirement is met. The weighted average number of shares outstanding in calculating diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 includes, if outstanding, non-vested restricted shares and units, issuable shares related to acquisitions, and the warrants associated with the Company’s initial public offering. In calculating diluted earnings per share for the years ended December 31, 2015, 2014 and 2013, there were no potentially dilutive securities that were not considered.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013:

	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Numerator:
Net income – basic and diluted	$8,492	$4,893	$2,759

Denominator:
Basic weighted average shares outstanding	6,773,135	5,102,058	3,660,289
Effect of dilutive non-vested restricted shares and units	332,014	326,660	265,514
Effect of issuable shares related to acquisitions	12,759	30,666	19,594
Effect of warrants	97,990	132,626	21,659

Diluted weighted average shares outstanding	7,215,898	5,592,010	3,967,056

Revenue Recognition

The Company enters into contracts with its clients that contain two principal types of pricing provisions: cost-reimbursable and fixed-price. The majority of the Company’s contracts are cost-reimbursable contracts that fall under the subcategory of time and materials contracts.

NV5 Global, Inc. and Subsidiaries

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Advertising

Advertising costs are charged to expense in the period incurred and amounted to $195, $86 and $104 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company recognizes the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applies the uncertain tax position guidance to all tax positions for which the statute of limitations remains open. The Company’s policy is to classify interest and penalties as income tax expense.

Note 3 –Recent Accounting Pronouncement

In November 2015, FASB issued Accounting Standards Update 2015-17— Balance Sheet Classification of Deferred Taxes . As part of FASB's accounting simplification initiative, ASU 2015-17 removes the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, the update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for entities for fiscal years beginning after December 15, 2016, with prospective or retrospective application to all periods presented. Early application is permitted. The Company does not expect the impact of this ASU to be material to its consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03 "Interest-Imputation of Interest," which is intended to simplify the presentation of debt issuance costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, FASB issued ASU 2015-15 “Interest - Imputation of Interest (Subtopic 835-30)”, to provide further clarification to ASU 2015-03 as it relates to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. The Company does not expect ASU 2015-03 and ASU 2015-15 to be material to its consolidated financial statements.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

In May 2014, FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU was originally effective for annual reporting periods beginning after December 15, 2016 and early adoption is permitted as of the original effective date. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU, and the Company has not yet determined which method it will apply. The Company is currently evaluating the impact of adopting ASU 2014-09 on the Company's consolidated net income, financial position and cash flows. In July 2015, FASB voted to approve a one-year deferral of the effective date to December 31, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. As a result, ASU 2014-09 will become effective for us in the first quarter of our fiscal year ending December 31, 2018.

Note 4 – Business Acquisitions

On July 1, 2015, the Company acquired all of the outstanding equity interests of the RBA, a New Jersey based infrastructure engineering firm focused on the provision of transportation engineering, planning, and construction inspection, environmental engineering, civil engineering, surveying, and architecture services to public and private clients throughout the East Coast. The purchase price of up to $13,000 included $8,000 in cash, less $1,900 held back to cover liabilities associated with RBA’s deferred compensation plan which was paid to the RBA stockholders in July 2015, $4,000 promissory notes (bearing interest at the rate of 3.0% per annum), payable in four installments of $1,000, due on the first, second, third and fourth anniversaries of July 1, 2015, the effective date of the acquisition (see Note 9). The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash or the Company’s common stock, subject to the achievement of certain agreed upon financial metrics for the years ended 2016 and 2017. The earn-out of $1,000 is non-interest bearing and was recorded at its estimated fair value of $406, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. As of December 31, 2015, the fair value of this contingent consideration is approximately $406. Furthermore, at closing the Company assumed and paid off approximately $4,000 of RBA’s indebtedness.

On June 24, 2015, the Company acquired certain assets of Allwyn, an environmental services firm based in Phoenix, AZ, that specializes in environmental assessment, radon mitigation, NEPA planning and permitting, NQA-1 compliance, geotechnical engineering, construction materials testing and inspection, and water resources projects. The purchase price of up to $1,300 included up to $800 in cash and a $500 promissory note (bearing interest at 3.5%), payable in three installments of $167, due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition (see Note 9).

On April 22, 2015, the Company acquired all of the outstanding equity interests of Mendoza, a San Francisco based program management firm, with seven offices throughout California, that specializes in the provision of construction program consulting services to public and private clients in the transportation and clean water/wastewater industries. The purchase price of up to $4,000 included up to $500 in cash, a $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and a $500 promissory note (bearing interest at 3%), payable in two installments of $250, due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition (see Note 9).

On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA, a program management and owner’s representation consulting firm that primarily services government owned facilities and public K through 12 school districts in the Boston, MA area. The purchase price of up to $5,500 included $2,250 in cash, a $1,250 promissory note (bearing interest at 3.5%), payable in four installments of $313, due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition (see Note 9), and $1,000 of the Company’s common stock (89,968 shares) as of the closing date of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash, notes and the Company’s common stock, subject to the achievement of certain agreed upon metrics for calendar year 2015. The earn-out of $1,000 is non-interest bearing and was recorded at its estimated fair value of $901, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. The note and the earn-out are due to a related party individual. As of December 31, 2015, the fair value of this contingent consideration was $500 based on the financial metrics achieved for calendar year 2015.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

On January 31, 2014, the Company acquired certain assets of AQC located in Tampa, Florida, which specializes in occupational health, safety and environmental consulting. The purchase price of up to $815 consisted of $250 in cash, a $300 non-interest bearing promissory note and $150 of the Company’s common stock (18,739 shares) as of the closing date. The purchase price also included a non-interest bearing earn-out of $115 payable in cash, subject to the achievement of a certain agreed upon metric for calendar year 2014, and was payable on April 1, 2015. The earn-out was recorded at an estimated fair value of $54, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. AQC did not meet the agreed upon metric and as of December 31, 2014, the estimated fair value of this contingent consideration was $0. The purchase price included a $300 uncollateralized non-interest bearing promissory note, with an imputed interest rate of 3.75%. The note is payable in two equal payments of $150 due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition (see Note 9). The carrying value of this note was approximately $150 and $294 as of December 31, 2015 and 2014, respectively.

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

On June 30, 2014, the Company acquired certain assets of ORSI, a program management firm specializing in healthcare facilities development and construction projects. The purchase price of up to $1,300 consisted of $400 in cash, a $450 non-interest bearing promissory note, and $150 of the Company’s common stock (14,918 shares) as of the closing date, which were issued in July 2014. The purchase price also included a non-interest bearing earn-out of $300 payable in cash and the Company’s common stock, subject to the achievement of a certain agreed upon metric for calendar year 2014, and was payable on March 31, 2015. The earn-out was recorded at its estimated fair value of $231, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. During 2014, the agreed upon metric was met and the earn-out was achieved and was paid in 2015. As of December 31, 2014, the estimated fair value of this contingent consideration is approximately $285. The purchase price also included a $450 uncollateralized non-interest bearing promissory note, with an imputed interest rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition (see Note 9). The carrying value of this note was approximately $221 and $434 as of December 31, 2015 and 2014, respectively.

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The following table summarizes the final fair values of the assets acquired and liabilities assumed as of the acquisition dates for acquisitions closed during 2015 and 2014:

	December 31,	December 31,
	2015	2014

Cash	$1,033	$-
Accounts receivable	16,050	2,567
Property and equipment	793	116
Prepaid expenses	457	41
Other assets	118	7
Intangible assets:
Customer relationships	5,833	2,505
Trade name	1,035	369
Customer backlog	1,510	315
Non-compete	613	466
Favorable lease	778	-
Total Assets	28,220	6,386
Liabilities	(13,521)	(576)
Deferred tax liabilities	(2,238)	-
Net assets acquired	12,461	5,810

Consideration paid (Cash, Notes and stock)	21,691	9,560
Contingent earn-out liability (Cash and stock)	1,307	286
Total Consideration	22,998	9,846
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$10,537	$4,036

 Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from these acquisitions. Goodwill of approximately $2,640 is expected to be deductible for income tax purposes.

The consolidated financial statements of the Company for the years ended December 31, 2015 include the results of operations from the businesses acquired during 2015 from their respective dates of acquisition to December 31, 2015. For the year ended December 31, 2015, the results include gross revenues and pre-tax income of approximately $36,790 and $4,964, respectively. The consolidated financial statements of the Company for the years ended December 31, 2014 include the results of operations from the businesses acquired during 2014 from their respective dates of acquisition to December 31, 2014. For the year ended December 31, 2014, the results include gross revenues and pre-tax income of approximately $27,400 and $1,100, respectively. The consolidated financial statements of the Company for the year ended December 31, 2013 include the results of operations from the business acquired in 2013 from the date of acquisition to December 31, 2013 and include gross revenues and pre-tax income of approximately $3,700 and $600, respectively. Included in general and administrative expense for each of the years ended December 31, 2015, 2014 and 2013 is $719, $292 and $30, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the year ended December 31, 2015 as if the NV5, LLC, JLA and RBA acquisitions had occurred as of January 1, 2014. The pro forma information provided below is compiled from the financial statements of the combined companies and includes pro forma adjustments for amortization expense, reduction in certain agreed on expenses, interest expense and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the NV5, LLC, JLA and RBA operations actually been acquired on January 1, 2014; or (ii) future results of operations:

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

	For the year ended
	December 31,	December 31,
	2015	2014
Gross revenues	$173,192	$158,906
Comprehensive income	$8,252	$7,431
Basic earnings per share	$1.22	$1.41
Diluted earnings per share	$1.14	$1.29

The Company determined that neither the Mendoza, Allwyn, AQC, ORSI, or Buric acquisitions constitute significant business combinations individually or in the aggregate. Therefore, pro forma financial statements are not required to be disclosed.

Note 5 – Accounts Receivable, net

Accounts receivable, net consists of the following:

	December 31,	December 31,
	2015	2014

Billed	$32,806	$18,897
Unbilled	15,678	8,336
Contract retentions	799	627
	49,283	27,860
Less: allowance for doubtful accounts	(1,536)	(845)
Accounts receivable, net	$47,747	$27,015

Billed accounts receivable represent amounts billed to clients that remain uncollected as of the balance sheet date. Unbilled accounts receivable represent recognized revenues pending billing pursuant to contract terms or accounts billed after period end, and are expected to be billed and collected within the next 12 months.

Activity in the allowance for doubtful accounts consisted of the following:

	December 31,	December 31,
	2015	2014

Balance as of the beginning of the year	$845	$1,320
Provision for doubtful accounts	164	(136)
Write-offs of uncollectible accounts	(269)	(339)
Other (1)	796	-
Balance as of the end of the year	$1,536	$845

(1) Includes allowances from new business acquisitions.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Note 6 – Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,	December 31,
	2015	2014

Office furniture and equipment	$459	$341
Computer equipment	3,165	1,571
Survey and field equipment	1,265	1,027
Leasehold improvements	1,165	1,096
	6,054	4,035
Accumulated depreciation	(2,963)	(2,410)
Property and equipment – net	$3,091	$1,625

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $844, $561 and $536, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill

The table set forth below shows the change in goodwill during 2015 and 2014:

	December 31,	December 31,
	2015	2014
Balance as of the beginning of the year	$11,142	$7,106
Acquisitions	10,537	4,036
Balance as of the end of the period	$21,679	$11,142

As of December 31, 2015, goodwill for the reportable segments of INF, CQA and PM was $13,482, 2,002 and $6,195, respectively. See Note 16 for further information on Reportable Segments.

Intangible assets

Intangible assets, net, at December 31, 2015 and 2014 consist of the following:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$12,614	$(3,643)	$8,971	$6,780	$(2,449)	$4,331
Trade name	2,262	(1,626)	636	1,227	(1,048)	179
Customer backlog	2,709	(1,420)	1,289	1,200	(952)	248
Favorable lease	778	(44)	734	-	-	-
Non-compete	1,286	(549)	737	672	(209)	463
Total	$19,649	$(7,282)	$12,367	$9,879	$(4,658)	$5,221

Trade names are amortized on a straight-line basis over their estimated lives ranging from 1 to 3 years. Customer backlog and customer relationships are on a straight-lines basis over estimated lives ranging from 1 to 9 years. Non-compete agreements are amortized on a straight-line basis over their contractual lives ranging from 4 to 5 years. Favorable lease is amortized on a straight-line basis over the remaining lease term of 9 years.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The following table summarizes the weighted average useful lives of intangible assets acquired during 2015:

Weighted Average Useful Life
Customer relationships	10.0
Trade name	1.7
Customer backlog	5.2
Favorable leases	8.8
Non-compete	3.9

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $2,624, $1,427 and $978, respectively.

As of December 31, 2015, the future estimated aggregate amortization related to intangible assets is as follows:

Period ending December 31,	Amount

2016	$2,523
2017	1,957
2018	1,562
2019	1,465
2020	1,159
Thereafter	3,701
Total	$12,367

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
	2015	2014
Stock payable for acquisitions	$-	$46
Deferred rent	615	530
Payroll and related taxes	3,131	1,507
Professional liability reserve	216	136
Benefits	639	123
Accrued vacation	2,994	1,386
Other	1,969	1,035
Total	$9,564	$4,763

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Note 9 – Notes Payable

Notes payable consists of the following:

	December 31,	December 31,
	2015	2014

Term Loan	$-	$318
Note Payable	754	1,231
Uncollateralized promisory notes	9,953	4,707
Total Notes Payable	10,707	6,256
Current portion of notes payable	(4,347)	(2,878)
Notes payable, less current portion	$6,360	$3,378

 Credit Facility

On January 31, 2014, the Company entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which was amended on September 3, 2014 and provides for a two-year, $8,000 revolving credit facility (the “Credit Facility”). The interest rate is prime rate plus 0.50%, with a minimum of 3.75%, which was the interest rate as of December 31, 2015. The Credit Facility contains a cross default and cross collateralization provision with the Term Loan described below. The Credit Facility contains certain financial covenants, including an annual maximum debt to tangible net worth ratio of 3.0:1.0 as of December 31, 2014 and for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contains an annual minimum debt service coverage ratio equal to 1.5:1.0 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. The Credit Facility is guaranteed by the Company’s wholly-owned subsidiaries: (i) NV5 Holdings, (ii) NV5, (iii) NV5, LLC, (iv) JLA, and (v) RBA. As of December 31, 2015 and 2014, the Company is in compliance with the financial and reporting covenants. The Credit Facility is secured by a first priority lien on substantially all of the assets of NV5 Global, Inc., NV5 Holdings and NV5. On July 20, 2015, we amended the Credit Facility to add additional subsidiary guarantors, establish a within-line facility of up to $1,000 for the issuance of standby letters of credit and extend the maturity date of the Credit Facility to May 31, 2016 from January 31, 2016. As of December 31, 2015 and 2014, the outstanding balance on the Credit Facility was $0. Standby letters of credit outstanding were $146 and $0 as of December 31, 2015 and 2014, respectively.

Term Loan

The Company had a note payable to Western Alliance, which was paid and matured on February 1, 2015 (the “Term Loan”). As of December 31, 2015 and 2014, the outstanding balance on the Term Loan was approximately $0 and $318, respectively.

Note Payable

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of December 31, 2015 and December 31, 2014, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, the Company pays quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured and is subordinated to the Term Loan, although the Company is permitted to make periodic principal and interest payments. As of December 31, 2015 and 2014, the outstanding balance on the Nolte Note was approximately $754 and $1,231, respectively.

Uncollateralized Promissory Notes

On July 1, 2015, the Company acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $4,000 as of December 31, 2015.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

On June 24, 2015, the Company acquired certain assets of Allwyn. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $500 as of December 31, 2015.

On April 22, 2015, the Company acquired all of the outstanding equity interests of Mendoza. The purchase price included an uncollateralized $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and an uncollateralized $500 promissory note bearing interest at 3% (the “Mendoza Note”) that is payable in two equal payments of $250 each due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. The outstanding balance of the short-term promissory note was $278 and of the Mendoza Note was $500, as of December 31, 2015.

On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $1,250 as of December 31, 2015.

On November 3, 2014, the Company acquired certain assets of the Buric Companies. The purchase price included an uncollateralized, 3% interest bearing promissory note in the aggregate principal amount of $300 (the “Buric Note”). The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The carrying value of the Buric Note was approximately $200 and $300 as of December 31, 2015 and 2014, respectively.

On June 30, 2014, the Company acquired certain assets of ORSI. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $450 (the “ORSI Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition. The carrying value of the ORSI Note was approximately $221 and $434 as of December 31, 2015 and 2014, respectively.

 On March 21, 2014, the Company acquired all of the outstanding equity interests of NV5, LLC. The purchase price included an uncollateralized $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $2,000 and $3,000 as of December 31, 2015 and 2014, respectively.

On January 31, 2014, the Company acquired certain assets of AQC. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $300 (the “AQC Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $150 each, due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition. As of December 31, 2015 and 2014, the carrying value of the AQC Note was approximately $150 and $294, respectively.

On August 12, 2013, the Company acquired certain assets and assumed certain liabilities of Dunn Environmental, Inc. The purchase price consisted of an uncollateralized promissory note in the aggregate principal amount of approximately $92, bearing interest at 4.0%, payable in two equal payments of approximately $46 each due on the first and second anniversaries of August 12, 2013, the effective date of the acquisition. The outstanding balance of this note was $0 and $46 as of December 31, 2015 and 2014, respectively.

On April 30, 2013, the Company acquired certain assets and assumed certain liabilities of Consilium Partners. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200, bearing interest at 4.0%, payable in three equal payments of approximately $67 each, and due on the first, second and third anniversaries of April 30, 2013, the effective date of the acquisition. The outstanding balance of this note was approximately $67 and $133, as of December 31, 2015 and 2014, respectively.

On July 27, 2012, the Company acquired certain assets and assumed certain liabilities of Kaderabek Company (“Kaco”). The purchase price included a note in the aggregate principal amount of $2,000 (the “Kaco Note”), bearing interest at 3.0% for the first year and 200 basis points over the one-year LIBOR for the years thereafter, which is payable as follows: $500 due by (and paid on) December 28, 2012 and three equal payments of $500 each due on the first, second and third anniversaries of July 27, 2012, the effective date of the acquisition. As of December 31, 2015 and 2014, the actual interest rate was 2.58%. The outstanding balance of the Kaco Note was $0 and $500 as of December 31, 2015 and 2014, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

 Future contractual maturities of long-term debt as of December 31, 2015 are as follows:

Period ending December 31,	Amount

2016	$4,347
2017	3,406
2018	1,636
2019	1,318
Total	$10,707

As of December 31, 2015 and 2014, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

Note 10 – Stock Repurchase Obligation

The stock repurchase obligation at December 31, 2015 and 2014 represented notes payable for the repurchase of common stock of certain former non-controlling interests in NV5. These notes were unsecured and subordinated to bank debt and the maintenance of related debt covenants, and bear interest from 3.25% to 4.25%. The rates adjusted annually based on the prime rate. The notes required quarterly interest and principal payments through their maturity dates. During the third quarter of 2015, the Company opted to pay the remaining principal and accrued interest related to these obligations. The outstanding balance of the stock repurchase obligation was $0 and $935 as of December 31, 2015 and 2014, respectively.

Note 11 – Leases

The Company leases various office facilities from unrelated parties. These leases expire through 2024 and, in certain cases, provide for escalating rental payments and reimbursement for operating costs. During the years ended December 31, 2015 and 2014, the Company leased office space from one stockholder on a month-to-month basis. During the year ended December 31, 2013, the Company leased office space from a stockholder on a month-to-month basis and from the former owner of Kaco, who became a stockholder on December 28, 2012 in conjunction with the Kaco acquisition. The Company recognized lease expense of $4,049, $2,668 and $2,863 during the years ended December 31, 2015, 2014 and 2013, respectively, which is included in “Facilities and facilities related” in the consolidated statements of comprehensive income. Included in these amounts are $24, $58 and $223 for the years ended December 31, 2015, 2014 and 2013, respectively, for office leases with stockholders of the Company.

Future minimum payments under the non-cancelable operating leases as of December 31, 2015 are as follows:

Period ending December 31,	Amount
2016	$5,099
2017	4,441
2018	3,688
2019	2,280
2020	2,015
Thereafter	5,428
Total minimum lease payments	$22,951

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Note 12 – Commitments and Contingencies

Litigation, Claims and Assessments

The Company is subject to certain claims and lawsuits typically filed against the engineering, consulting and construction profession, alleging primarily professional errors or omissions. The Company carries professional liability insurance, subject to certain deductibles and policy limits, against such claims. However, in some actions, parties are seeking damages that exceed our insurance coverage or for which we are not insured. While management does not believe that the resolution of these claims will have a material adverse effect, individually or in aggregate, on its financial position, results of operations or cash flows, management acknowledges the uncertainty surrounding the ultimate resolution of these matters and such estimate cannot be made.

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

Note 13 – Stock-Based Compensation

In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of December 31, 2015, 519,579 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date. A summary of the changes in unvested shares of the restricted stock during the year ended December 31, 2015 is presented below.

The following table summarizes the status of restricted stock awards as of December 31, 2015 and 2014, and changes during the year ended December 31, 2015:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value

Unvested shares as of January 1, 2015	622,412	$4.53
Granted	223,578	$17.36
Vested	(406,923)	$2.41
Forfeited	(8,251)	$10.70
Unvested shares as of December 31, 2015	430,816	$13.08

Share-based compensation expense relating to restricted stock awards during the years ended December 31, 2015, 2014 and 2013 was $1,696, $752 and $365, respectively. Approximately $3,523 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 2.3 years, is unrecognized at December 31, 2015.

NV5 Global, Inc. and Subsidiaries

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

The Company contributed $420, $309 and $232, respectively, to the 401(k) Plan for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 15 – Income Taxes

	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Current:
Federal	$4,557	$2,519	$1,369
State	1,104	309	71
Total current income tax expense	5,661	2,828	1,440

Deferred:
Federal	(565)	191	(409)
State	(101)	57	(157)
Total deferred income tax (benefit)	(666)	248	(566)

Total income tax expense	$4,995	$3,076	$874

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Temporary differences comprising the net deferred income tax asset (liability) shown in the Company’s consolidated balance sheets were as follows:

	December 31,	December 31,
	2015	2014
Deferred tax asset:
Allowance for doubtful accounts	$430	$251
Accrued compensation	1,722	867
Deferred rent	295	220
Acquired intangibles	-	498
State income taxes	251	36
Other	161	120
Total deferred tax asset	2,859	1,992

Deferred tax liability:
Acquired intangibles	(2,129)	-
Depreciation and amortization	(699)	(294)
Other	(173)	(217)
Total deferred tax liability	(3,001)	(511)
Net deferred tax asset (liability)	$(142)	$1,481

Total income tax expense (benefit) was different than the amount computed by applying the Federal statutory rate as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013

Tax at federal statutory rate	$4,586	$2,709	1,235
State taxes, net of Federal benefit	742	392	227
Federal and state tax credits	(200)	(283)	(367)
Changes in unrecognized tax position	20	550	-
Discrete federal tax benefit	-	-	(168)
Domestic production activities deduction	(312)	(230)	(107)
Other permanent differences, net	159	(62)	54
Total income tax expense	$4,995	$3,076	874

As of December 31, 2015, the Company had net current deferred income tax assets of $1,440 and non-current deferred tax liabilities of $1,582. As of December 31, 2014, the Company had net current and net non-current deferred income tax assets of $358 and $1,123, respectively. No valuation allowance against the Company’s net deferred income tax assets is needed as of December 31, 2015 or December 31, 2014 as it is more-likely-than-not that positions will be realized upon settlement. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes. During the year ended December 31, 2015 the Company recorded a deferred tax liability of approximately $2,962 in conjunction with the purchase price allocation of JLA and RBA as a result of the intangibles acquired in the acquisition.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The Company’s consolidated effective income tax rate was 37.0% for the year ended December 31, 2015. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39.0% is principally due to the federal domestic production activities deduction. The Company’s consolidated effective income tax rate was 38.6% for the year ended December 31, 2014. The difference between the effective tax rate and the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction and research and development credits as well as higher tax deductions realized on the Company’s 2013 federal and state tax returns filed during the third quarter of 2014. The Company’s consolidated effective income tax rate was 24.1% for the year ended December 31, 2013. The reduction in the effective tax rate compared to the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction as well as higher tax deductions realized on its 2012 federal and state tax returns filed during the third quarter of 2013.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. The Company is currently under examination by the California Franchise Tax Board (“CFTB”) about certain research and development tax credits generated and included on the tax returns of an acquired company for the years 2005 to 2009. Fiscal years 2005 through 2015 are considered open tax years in the State of California and 2012 through 2015 in the U.S. federal jurisdiction and other state jurisdictions.

 At December 31, 2015, the Company had $570 of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at the end of 2015 were $570 of tax benefits that, if recognized, would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended
December 31,
2015

Unrecognized tax benefits—beginning of the year	$550
Gross increases/(decrease)—prior year	20
Gross increases/(decrease)—current year	-

Unrecognized tax benefits—end of the year	$570

Note 16 – Reportable Segments

The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (“Topic No. 280”). During 2015, the Company reevaluated the composition of its operating segments due to the acquisitions in 2015 and the change that both the Company’s Chief Executive Office and President serve as the chief operating decision maker due to changes in our internal reporting structure. As a result, the Company has the following three reportable segments:

Infrastructure, engineering and support services (INF): The Infrastructure reportable segment provides to clients a broad array of services in the area of engineering, design and support services including energy services.

Construction quality assurance (CQA): The CQA reportable segment provides construction inspection; geotechnical and engineering services; construction claims and litigation services; and environmental quality testing services.

Program management services (PM): The PM reportable segment provides program management for transportation and vertical construction projects including construction management.

The Company evaluates the performance of these reportable segments based on their respective operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. We account for inter-segment revenues and transfers as if the sales and transfers were to third parties. All significant intercompany balances and transactions are eliminated in consolidation.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The following tables set forth summarized financial information concerning our reportable segments. Prior period segment financial information presented has been recast to reflect the reorganized reporting structure:

	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Gross revenues
INF	$84,873	$64,325	$35,786
CQA	29,100	25,201	17,399
PM	41,944	19,561	15,756
Elimiantion of inter- segment revenues	(1,262)	(705)	(709)
Total gross revenues	$154,655	$108,382	$68,232

Operating income
INF	$10,462	$6,847	$3,700
CQA	5,120	5,720	4,319
PM	9,651	3,619	2,655
Corporate (1)	(11,746)	(8,217)	(7,041)
Total operating income	$13,487	$7,969	$3,633

(1) Includes amortization of intangibles of $2,624, $1,427 and $978 for the years ended December 31, 2015, 2014 and 2013, respectively.

	December 31,	December 31,
	2015	2014
Assets
INF	$39,350	$18,152
CQA	16,722	13,510
PM	9,060	5,071
Corporate (1)	46,637	18,657
Total assets	$111,769	$55,390

 (1) Corporate assets consist of intercomany eliminations and assets not allocated to segments including cash and cash equivalents, deferred income taxes and certain other assets.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Note 17 – Quarterly Financial Information (Unaudited)

Management believes the following unaudited quarterly financial information for the years ended December 31, 2015 and 2014, which is derived form the Company’s unaudited interim financial statements, reflects all adjustments necessary for a fair statement of the results of operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2015

Gross revenues	$29,153	$34,481	$48,701	$42,320

Gross profit	$12,885	$15,371	$21,531	$18,991

Income from operations	$1,782	$2,763	$4,947	$4,207

Income before income tax expense	$1,714	$2,729	$4,869	$4,175

Net income and comprehensive income	$1,085	$1,733	$3,002	$2,672

Basic earnings per share	$0.20	$0.28	$0.40	$0.35

Diluted earnings per share	$0.18	$0.25	$0.38	$0.33

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014

Gross revenues	$18,992	$29,229	$31,420	$28,741

Gross profit	$9,354	$11,944	$12,718	$11,165

Income from operations	$1,167	$1,741	$2,839	$2,496

Income before income tax expense	$1,115	$1,664	$2,749	$2,441

Net income and comprehensive income	$707	$1,054	$1,723	$1,409

Basic earnings per share	$0.14	$0.21	$0.34	$0.27

Diluted earnings per share	$0.13	$0.19	$0.31	$0.25

Note 18 – Subsequent Events

On February 1, 2016, the Company acquired Sebesta, Inc. (“Sebesta”), a St. Paul, Minnesota-based mechanical, electrical and plumbing (MEP) engineering and energy management company. Primary clients include federal and state governments, power and utility companies, and major educational, healthcare, industrial and commercial property owners throughout the United States. Sebesta’s staff numbers 175 and operates from 12 offices in the Midwest, Texas, Mid-Atlantic and Northeast. The purchase price of this acquisition was $14,000 made entirely in cash from internal sources without using debt.

Under the acquisition method of accounting, the Company will recognize the assets acquired and the liabilities assumed at their fair values and will record an allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company expects goodwill will be recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and the amount attributable to the reputation of the businesses acquired, the workforce in place and the synergies to be achieved from these acquisitions. The purchase price accounting is not completed at this time since the transaction recently closed on February 1, 2016. The Company expects to establish a preliminary purchase price allocation with respect to these transactions by the end of the first quarter of 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A. CONTROLS AND PROCEDURES

Controls and Procedures

As of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, were effective such that the information relating to the Company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control—Integrated Framework. Our management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on these criteria.

Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC, applicable to emerging growth companies that permit the Company to provide only management's report in this Annual Report on Form 10-K.

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

ITEM  9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2015 year end.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2015 year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2015 year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2015 year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2015 year end.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

2.1

Membership Interest Purchase Agreement, dated as of March 21, 2014, by and among AK Environmental, LLC, a North Carolina limited liability company, Amy B. Gonzales and Kelly S. Caldwell, as the sole members of AK Environmental, LLC, and NV5 Global, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on March 26, 2014)

2.2

Stock Purchase Agreement, dated as of July 1, 2015, by and among The RBA Group, Inc., Engineers, Architects and Planners (“RBA”), each of the stockholders of RBA, the stockholder representative and NV5 Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2015)

2.3

Stock Purchase Agreement, dated as of January 30, 2015, by and among Joslin, Lesser & Associates, Inc. a Massachusetts corporation, each of the stockholders of Joslin, Lesser & Associates, Inc., Stuart D. Lesser, as the sole stockholder representative of Joslin, Lesser & Associates, Inc. and NV5 Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2015)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 28, 2013)

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NV5 Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2015)

3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2015)

4.1	Specimen Unit Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC March 11, 2013)

4.2	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC March 11, 2013)

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

4.5	Underwriter’s Warrant dated April 2, 2013 (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on April 5, 2013)

Number	Description

4.6

Warrant Agreement, dated April 2, 2013, between Registrar and Transfer Company and NV5 Global, Inc. (Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed with the SEC on April 5, 2013)

4.7

Amended and Restated Warrant Agreement, dated September 24, 2013, between Registrar and Transfer Company and the Registrant (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on September 27, 2013)

10.1

2011 Equity Incentive Plan, as amended through March 8, 2013† (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 11, 2013)

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

10.13

Business Loan Agreement, dated September 19, 2012, between Nolte Associates, Inc., as borrower, and Torrey Pines Bank, as lender, regarding Loan Number 0909122289 (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 28, 2013)

10.14

Stock Purchase Agreement, dated as of August 3, 2010, between George S. Nolte Jr., George S. Nolte Jr. and Jacqueline A. Nolte, as trustee of the Nolte Family Trust u/t/a/ dated March 28, 1989, as amended and restated August 20, 2011, and NV5, Inc. (formerly Vertical V, Inc.) (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 28, 2013)

10.15

Letter Agreement, dated March 12, 2013, between NV5 Global, Inc. and the Nolte Family Trust u/t/a dated March 23, 1989, as amended and restated August 20, 2011 (Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 20, 2013)

10.16

Business Loan Agreement (Loan Number 0309136049), dated January 31, 2014, between NV5 Global, Inc., as borrower, and Western Alliance Bank, as lender (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2014)

10.17

First Amendment to Business Loan Agreement, dated September 3, 2014, between NV5 Global, Inc., as borrower, and Western Alliance Bank, as lender, regarding Loan Number 0309136049 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 9, 2014)

10.18

Second Amendment to Business Loan Agreement (Loan Number 0309136049), dated July 20, 2015, between NV5 Holdings, Inc., as borrower, and Western Alliance Bank, as lender. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2015).

10.19

Second Amendment to Employment Agreement, dated as of August 11, 2015, between NV5, Inc. and Donald Alford.† (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

10.20

Second Amendment to Employment Agreement, dated as of August 11, 2015, between NV5, Inc. and Alexander Hockman. † (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

10.21

Second Amendment to Employment Agreement, dated as of August 11, 2015, between NV5, Inc. and Richard Tong. † (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

10.22

Second Amendment to Employment Agreement, dated as of August 11, 2015, between NV5, Inc. and Mary Jo O’Brien.† (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

10.23

First Amendment to Employment Agreement, dated as of August 11, 2015, between NV5, Inc. and Michael Rama. † (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

21.1*	Subsidiaries of the Registrant

Number	Description

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates a management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NV5 GLOBAL, INC.

By:	/s/ Dickerson Wright
Dickerson Wright
Chairman and Chief Executive Officer
Date: March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dickerson Wright	Chairman and Chief Executive Officer	March 11, 2016
Dickerson Wright	(Principal Executive Officer)

/s/ Michael P. Rama	Vice President and Chief Financial Officer	March 11, 2016
Michael P. Rama	(Principal Financial and Accounting Officer)

/s/ Alexander A. Hockman	Chief Operating Officer, President and Director	March 11, 2016
Alexander A. Hockman

/s/ Donald C. Alford	Executive Vice President and Director	March 11, 2016
Donald C. Alford

/s/ Gerald J. Salontai	Director	March 11, 2016
Gerald J Salontai

/s/ Jeffrey A. Liss	Director	March 11, 2016
Jeffrey A. Liss

/s/ William D. Pruitt	Director	March 11, 2016
William D. Pruitt

/s/ Francois Tardan	Director	March 11, 2016
Francois Tardan