Form 10-Q
period 2016-03-31
NV5 Global, Inc.
filed 2016-05-06
CIK 1532961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35849

NV5 Global, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3458017
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 South Park Road, Suite 350	33021
Hollywood, Florida	(Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒

As of May 4, 2016, there were 8,280,615 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$10,333	$23,476
Accounts receivable, net of allowance for doubtful accounts of $1,865 and $1,536 as of March 31, 2016 and December 31, 2015, respectively	52,208	47,747
Prepaid expenses and other current assets	1,724	1,092
Deferred income tax assets	1,440	1,440
Total current assets	65,705	73,755
Property and equipment, net	3,962	3,091
Intangible assets, net	15,568	12,367
Goodwill	27,693	21,679
Other assets	1,027	877
Total Assets	$113,955	$111,769

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,401	$6,658
Accrued liabilities	9,851	9,564
Income taxes payable	1,247	813
Billings in excess of costs and estimated earnings on uncompleted contracts	477	293
Client deposits	109	110
Current portion of contingent consideration	370	458
Current portion of notes payable	4,126	4,347
Total current liabilities	22,581	22,243
Contingent consideration, less current portion	451	821
Notes payable, less current portion	4,853	6,360
Deferred income tax liabilities	1,582	1,582
Total liabilities	29,467	31,006

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 45,000,000 shares authorized, 8,284,695 and 8,124,627 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	83	81
Additional paid-in capital	63,928	62,260
Retained earnings	20,477	18,422
Total stockholders’ equity	84,488	80,763
Total liabilities and stockholders’ equity	$113,955	$111,769

 See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended
	March 31 2016	March 31, 2015

Gross revenues	$44,905	$29,153

Direct costs:
Salaries and wages	15,254	9,909
Sub-consultant services	4,583	4,073
Other direct costs	2,244	2,286
Total direct costs	22,081	16,268

Gross Profit	22,824	12,885

Operating Expenses:
Salaries and wages, payroll taxes and benefits	12,441	7,105
General and administrative	4,098	2,503
Facilities and facilities related	1,721	857
Depreciation and amortization	1,242	638
Total operating expenses	19,502	11,103

Income from operations	3,322	1,782

Other expense:
Interest expense	(69)	(68)
Total other expense	(69)	(68)

Income before income tax expense	3,253	1,714
Income tax expense	(1,198)	(629)
Net income and Comprehensive Income	$2,055	$1,085

Earnings per share:
Basic	$0.27	$0.20
Diluted	$0.25	$0.18

Weighted average common shares outstanding:
Basic	7,731,025	5,522,743
Diluted	8,108,920	6,032,062

 See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2015	8,124,627	$81	$62,260	$18,422	$80,763

Stock compensation	-	-	499	-	499
Restricted stock issuance, net	11,113	-	-	-	-
Proceeds from exercise of unit warrant	140,000	2	1,006	-	1,008
Payment of contingent consideration with common stock	8,955	-	163	-	163
Net income	-	-	-	2,055	2,055
Balance, March 31, 2016	8,284,695	$83	$63,928	$20,477	$84,488

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flows From Operating Activities:
Net income	$2,055	$1,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,242	638
Provision for doubtful accounts	188	90
Stock compensation	499	278
Change in fair value of contingent consideration	-	4
Loss on disposal of leasehold improvements	2	-
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	764	(1,666)
Prepaid expenses and other assets	(415)	25
Accounts payable	(1,823)	323
Accrued liabilities	(1,113)	1,773
Income taxes payable	434	(595)
Billings in excess of costs and estimated earnings on uncompleted contracts	183	(58)
Client deposits	12	36
Net cash provided by operating activities	2,028	1,933

Cash Flows From Investing Activities:
Cash paid for acquisitions	(14,000)	(1,750)
Purchase of property and equipment	(152)	(227)
Net cash used in investing activities	(14,152)	(1,977)

Cash Flows From Financing Activities:
Exercise of warrants costs	-	(216)
Payments on notes payable	(1,731)	(1,598)
Payments of contingent consideration	(296)	(233)
Payments on stock repurchase obligation	-	(135)
Proceeds from exercise of unit warrant	1,008	3,186
Net cash (used in) provided by financing activities	(1,019)	1,004

Net (decrease) increase in Cash and Cash Equivalents	(13,143)	960
Cash and cash equivalents – beginning of period	23,476	6,872
Cash and cash equivalents – end of period	$10,333	$7,832

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$75	$122
Cash paid for income taxes	$763	$1,224

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$-	$900
Notes and stock payable for acquisitions	$-	$1,250
Stock issuance for acquisitions	$-	$900
Payment of contingent consideration with common stock	$163	$100

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

 Note 1 - Organization and Nature of Business Operations

Business

NV5 Global, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Global”) is a provider of professional and technical engineering and consulting solutions in the infrastructure, energy, construction, real estate and environmental markets, operating through a network of 53 offices locations nationwide. The Company’s clients include the U.S. federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to, planning, design, consulting, permitting, inspection and field supervision, management oversight, forensic engineering, litigation support, condition assessment and compliance certification.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The consolidated financial statements include the accounts of NV5 Global, Inc. and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying consolidated balance sheet as of December 31, 2015 has been derived from those financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for any future interim period or for the full 2015 fiscal year.

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Concentration of Credit Risk

 Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 40% and 50% of the Company’s gross revenues for the three months ended March 31, 2016 and 2015, respectively, are from California-based projects. The Company does not have any clients representing more than 10% of gross revenues during the three months ended March 31, 2016. The Company had one client representing 11% of gross revenues for the three months ended March 31, 2015. Furthermore, approximately 51% and 63% of the Company’s accounts receivable as of March 31, 2016 and December 31, 2015, respectively, are from government and government-related contracts. Management continually evaluates the creditworthiness of these and future clients and provides for bad debt reserves as necessary.

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

The Company considers cash and cash equivalents, accounts receivable, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. As of March 31, 2016 and December 31, 2015, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, income taxes payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

The Company applies the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. The allocation of the purchase price to identifiable intangible assets (customer relationships, customer backlog, trade name and non-compete) is based on valuations performed to determine the fair values of such assets as of the acquisition dates. The Company engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities assumed for the 2016 and 2015 acquisitions. The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates.  The Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability on the consolidated balance sheet. Changes in the estimated fair value of contingent earn-out payments are included in General and Administrative expenses on the Consolidated Statements of Comprehensive Income.

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

NV5 Global, Inc. and Subsidiaries

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

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques, and weights the results accordingly. NV5 Global is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared to the carrying value of its reporting unit goodwill to determine the appropriate impairment charge, if any. The Company has elected to perform its annual goodwill impairment review on August 1 of each year. The Company historically conducts its annual impairment tests on the goodwill using the quantitative method of evaluating goodwill.

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

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with the FASB ASC 260, Earnings per Share, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. The weighted average number of shares outstanding in calculating basic earnings per share for the three months ended March 31, 2016 and 2015 exclude 414,826 and 692,711 non-vested restricted shares, respectively, issued since 2010. These non-vested restricted shares are not included in basic earnings per share until the vesting requirement is met. The weighted average number of shares outstanding in calculating diluted earnings per share for the three months ended March 31, 2016 and 2015 includes, if outstanding, non-vested restricted shares and units, issuable shares related to acquisitions, and the shares and warrants associated with the Company’s initial public offering. In calculating diluted earnings per share for the three months ended March 31, 2016 and 2015, there were no potentially dilutive securities that were not considered.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

In conjunction with the Company’s initial public offering on March 26, 2013, the underwriter received a warrant to acquire up to 140,000 units at an exercise price of $7.80 per unit (“Unit Warrant”).  Each of these units consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share, which warrant expires on March 27, 2018.   On March 23, 2016, the underwriter paid $1,008 to the Company to initiate the exercise of the Unit Warrant.  On March 29, 2016, the Company delivered 140,000 shares of common stock to the underwriter, and on May 5, 2016, the Company completed the exercise of the Unit Warrant by delivery of the underlying warrant.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31 2016	March 31 2015
Numerator:
Net income – basic and diluted	$2,055	$1,085

Denominator:
Basic weighted average shares outstanding	7,731,025	5,522,743
Effect of dilutive non-vested restricted shares and units	198,208	382,415
Effect of issuable shares related to acquisitions	10,580	10,952
Effect of warrants	169,107	115,952
Diluted weighted average shares outstanding	8,108,920	6,032,062

Note 3 – Recent Accounting Pronouncements

In March 2016, FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of ASU 2016-09 and have not yet determined its impact on our condensed consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize, in the balance sheet, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset over the lease term. The amendments in this accounting standard update are to be applied using a modified retrospective approach and are effective for fiscal years beginning after December 15, 2018. We are currently evaluating the requirements of ASU 2016-02 and have not yet determined its impact on our condensed consolidated financial statements.

In November 2015, FASB issued ASU 2015-17— Balance Sheet Classification of Deferred Taxes. As part of FASB's accounting simplification initiative, ASU 2015-17 removes the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, the update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for entities for fiscal years beginning after December 15, 2016, with prospective or retrospective application to all periods presented. Early application is permitted. The Company does not expect the impact of this ASU to be material to its consolidated financial statements.

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

Note 4 – Business Acquisitions

On February 1, 2016, the Company acquired Sebesta, Inc. (“Sebesta”), a St. Paul, Minnesota-based mechanical, electrical and plumbing (“MEP”) engineering and energy management company. Primary clients include federal and state governments, power and utility companies, and major educational, healthcare, industrial and commercial property owners throughout the United States. The purchase price of this acquisition was $14,000 paid from cash on hand. This acquisition expanded the Company’s MEP engineering and energy and allows the Company to offer these services on a broader scale within its existing network. In addition, this acquisition strengthens the Company’s geographic diversification and allows the Company to continue expanding its national footprint. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for Sebesta, we engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities, however as of the date of this report, the valuation was not final. We expect to finalize the purchase price allocation with respect to this transaction by the end of the second quarter of 2016.

On January 30, 2015, the Company acquired all of the outstanding equity interests of Joslin, Lesser & Associates, Inc. (“JLA”), a program management and owner’s representation consulting firm that primarily services government owned facilities and public K through 12 school districts in the Boston, MA area. The purchase price of up to $5,500 included $2,250 in cash, a $1,250 promissory note (bearing interest at 3.5%), payable in four installments of $313, due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition (see Note 9), and $1,000 of the Company’s common stock (89,968 shares) as of the closing date of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash, notes and the Company’s common stock, subject to the achievement of certain agreed upon metrics for calendar year 2015. The earn-out of $1,000 is non-interest bearing and was recorded at its estimated fair value of $901, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. The note and the earn-out are due to a related party individual. As of March 31, 2016 and December 31, 2015, this contingent consideration was $375 and $500, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during 2016 and final fair values of the assets acquired and liabilities assumed as of the acquisition dates for the acquisitions closed during 2015:

	March 31, 2016	December 31, 2015

Cash	$-	$1,033
Accounts receivable	5,413	16,050
Property and equipment	1,098	793
Prepaid expenses	215	457
Other assets	165	118
Intangible assets:
Customer relationships	3,300	5,833
Trade name	590	1,035
Customer backlog	401	1,510
Non-compete	-	613
Favorable (unfavorable) lease	(225)	778
Total Assets	10,957	28,220
Liabilities	(2,971)	(13,521)
Deferred tax liabilities	-	(2,238)
Net assets acquired	7,986	12,461

Consideration paid (Cash, Notes and/or stock)	14,000	21,691
Contingent earn-out liability (Cash and stock)	-	1,307
Total Consideration	14,000	22,998
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$6,014	$10,537

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from these acquisitions. Goodwill of approximately $6,014 is expected to be deductible for income tax purposes for the 2016 acquisition.

The consolidated financial statements of the Company for the three months ended March 31, 2016 include the results of operations from the business acquired during 2016 from its date of acquisition to March 31, 2016. For the three months ended March 31, 2016, the results include gross revenues and pre-tax income of approximately $5,455 and $431, respectively. Included in general and administrative expense for the three months ended March 31, 2016 and 2015 is $194 and $63, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three months ended March 31, 2016 and 2015 as if the Sebesta acquisition had occurred as of January 1, 2015. The pro forma information provided below is compiled from the financial statements of Sebesta and includes pro forma adjustments for amortization expense, reduction in certain expenses and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the Sebesta operations actually been acquired on January 1, 2015; or (ii) future results of operations:

	For the three months ended
	March 31, 2016	March 31, 2015
Gross revenues	$47,190	$37,213
Net income	$2,040	$1,178
Basic earnings per share	$0.26	$0.21
Diluted earnings per share	$0.25	$0.20

 Note 5 – Accounts Receivable, net

Accounts receivable, net, consists of the following:

	March 31, 2016	December 31, 2015

Billed	$32,796	$32,806
Unbilled	20,749	15,678
Contract retentions	528	799
	54,073	49,283
Less: allowance for doubtful accounts	(1,865)	(1,536)
Accounts receivable, net	$52,208	$47,747

Billed accounts receivable represents amounts billed to clients that remain uncollected as of the balance sheet date. Unbilled accounts receivable represents recognized amounts pending billing pursuant to contract terms or accounts billed after period end, and are expected to be billed and collected within the next 12 months.

Note 6 – Property and Equipment, net

Property and equipment, net, consists of the following:

	March 31, 2016	December 31, 2015

Office furniture and equipment	$1,324	$459
Computer equipment	3,208	3,165
Survey and field equipment	1,384	1,265
Leasehold improvements	1,526	1,165
	7,442	6,054
Accumulated depreciation	(3,480)	(2,963)
Property and equipment – net	$3,962	$3,091

Depreciation expense was $378 and $149 for the three months ended March 31, 2016 and 2015, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

 Note 7 – Goodwill and Intangible Assets

Goodwill

On August 1, 2015, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2015. There were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2015 through March 31, 2016.

The table set forth below shows the change in goodwill during the three months ended March 31, 2016:

March 31, 2016
Balance as of the beginning of the year	$21,679
Acquisitions	6,014
Balance as of the end of the period	$27,693

Intangible Assets

Intangible assets, net, as of March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$15,914	$(4,036)	$11,878	$12,614	$(3,643)	$8,971
Trade name	2,852	(1,830)	1,022	2,262	(1,626)	636
Customer backlog	3,110	(1,574)	1,536	2,709	(1,420)	1,289
Favorable lease	553	(60)	493	778	(44)	734
Non-compete	1,286	(647)	639	1,286	(549)	737
Total	$23,715	$(8,147)	$15,568	$19,649	$(7,282)	$12,367

Trade names are amortized on a straight-line basis over their estimated lives ranging from 1 to 3 years. Customer backlog and customer relationships are amortized on a straight-lines basis over estimated lives ranging from 1 to 9 years. Non-compete agreements are amortized on a straight-line basis over their contractual lives ranging from 4 to 5 years. Favorable lease is amortized on a straight-line basis over the remaining lease term of 9 years.

Amortization expense was $864 and $489 for the three months ended March 31, 2016 and 2015, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

As of March 31, 2016, the future estimated aggregate amortization related to intangible assets is as follows:

Period ending March 31,

2017	$3,236
2018	2,387
2019	1,813
2020	1,709
2021	1,385
Thereafter	5,038
Total	$15,568

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	March 31 2016	December 31, 2015
Deferred rent	583	615
Payroll and related taxes	1,617	3,131
Professional liability reserve	138	216
Benefits	1,021	639
Accrued vacation	3,861	2,994
Other	2,631	1,969
Total	$9,851	$9,564

  Note 9 – Notes Payable

Notes payable consists of the following:

	March 31, 2016	December 31, 2015

Note Payable	$635	$754
Uncollateralized promisory notes	8,344	9,953
Total Notes Payable	8,979	10,707
Current portion of notes payable	(4,126)	(4,347)
Notes payable, less current portion	$4,853	$6,360

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

 Credit Facility

On January 31, 2014, the Company entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which was amended on September 3, 2014 and provides for a two-year, $8,000 revolving credit facility (the “Credit Facility”). The interest rate is prime rate plus 0.50%, with a minimum of 3.75%, which was the interest rate as of March 31, 2016. The Credit Facility contains certain financial covenants, including an annual maximum debt to tangible net worth ratio of 3.0:1.0 as of December 31, 2014 and for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contains an annual minimum debt service coverage ratio equal to 1.5:1.0 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. The Credit Facility is guaranteed by the Company’s wholly-owned subsidiaries: (i) NV5 Holdings, (ii) NV5, Inc., (iii) NV5, LLC, (iv) JLA, and (v) The RBA Group, Inc. Engineers, Architects and Planners (“RBA”). As of March 31, 2016 and December 31, 2015, the Company is in compliance with the financial and reporting covenants. The Credit Facility is secured by a first priority lien on substantially all of the assets of NV5 Global, Inc., NV5 Holdings and NV5. On July 20, 2015, we amended the Credit Facility to add additional subsidiary guarantors, establish a within-line facility of up to $1,000 for the issuance of standby letters of credit and extend the maturity date of the Credit Facility to May 31, 2016 from January 31, 2016. As of March 31, 2016 and December 31, 2015, the outstanding balance on the Credit Facility was $0. Standby letters of credit outstanding were $146 as of March 31, 2016 and December 31, 2015.

Note Payable

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of March 31, 2016 and December 31, 2015, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, the Company pays quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured. As of March 31, 2016 and December 31, 2015, the outstanding balance on the Nolte Note was approximately $635 and $754, respectively.

Uncollateralized Promissory Notes

On July 1, 2015, the Company acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $4,000 as of March 31, 2016 and December 31, 2015.

On June 24, 2015, the Company acquired certain assets of Allwyn Priorities, LLC. (“Allwyn”). The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $500 as of March 31, 2016 and December 31, 2015.

On April 22, 2015, the Company acquired all of the outstanding equity interests of Richard J. Mendoza, Inc. (“Mendoza”). The purchase price included an uncollateralized $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and an uncollateralized $500 promissory note bearing interest at 3% (the “Mendoza Note”) that is payable in two equal payments of $250 each due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. The outstanding balance of the short-term promissory note was $278 and of the Mendoza Note was $500, as of March 31, 2016 and December 31, 2015.

On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $938 and $1,250 as of March 31, 2016 and December 31, 2015, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On November 3, 2014, the Company acquired certain assets of the Buric Companies. The purchase price included an uncollateralized, 3% interest bearing promissory note in the aggregate principal amount of $300 (the “Buric Note”). The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The carrying value of the Buric Note was approximately $200 as of March 31, 2016 and December 31, 2015.

On June 30, 2014, the Company acquired certain assets of Owner’s Representative Services, Inc. (“ORSI”). The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $450 (the “ORSI Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition. The carrying value of the ORSI Note was approximately $221 as of March 31, 2016 and December 31, 2015.

On March 21, 2014, the Company acquired all of the outstanding equity interests of NV5, LLC (formerly known as AK Environmental, LLC.). The purchase price included an uncollateralized $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $1,000 and $2,000 as of March 31, 2016 and December 31, 2015, respectively.

On January 31, 2014, the Company acquired certain assets of Air Quality Consulting Inc. (“AQC”). The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $300 (the “AQC Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $150 each, due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition. As of March 31, 2016 and December 31, 2015, the carrying value of the AQC Note was $0 and $150, respectively.

On April 30, 2013, the Company acquired certain assets and assumed certain liabilities of Consilium Partners. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200, bearing interest at 4.0%, payable in three equal payments of approximately $67 each, and due on the first, second and third anniversaries of April 30, 2013, the effective date of the acquisition. The outstanding balance of this note was approximately $67 as of March 31, 2016 and December 31, 2015, respectively.

      Future contractual maturities of long-term debt as of March 31, 2016, are as follows:

Period ending March 31,

2017	$4,126
2018	2,279
2019	1,571
2020	1,003
Total	$8,979

As of March 31, 2016 and December 31, 2015, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 10 – Contingent Consideration

The following table summarizes the changes in the carrying value of estimated contingent consideration:

	March 31, 2016	December 31, 2015

Contingent consideration, beginning of the year	$1,279	$941
Additions for acquisitions	-	1,306
Reduction of liability for payments made	(458)	(633)
Increase (reduction) of liability related to re-measurement of fair value	-	(335)
Contingent consideration, end of the period	$821	$1,279

Note 11 – Commitments and Contingencies

Litigation, Claims and Assessments

The Company is subject to certain claims and lawsuits typically filed against the engineering, consulting and construction profession, alleging primarily professional errors or omissions. The Company carries professional liability insurance, subject to certain deductibles and policy limits, against such claims. However, in some actions, parties are seeking damages that exceed our insurance coverage or for which we are not insured. While management does not believe that the resolution of these claims will have a material adverse effect, individually or in aggregate, on its financial position, results of operations or cash flows, management acknowledges the uncertainty surrounding the ultimate resolution of these matters.

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

Note 12 – Stock-Based Compensation

In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of March 31, 2016, 508,466 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date. A summary of the changes in unvested shares of the restricted stock during the year ended March 31, 2016 is presented below.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table summarizes the status of restricted stock awards as of March 31, 2016 and December 31, 2015, and changes during 2016:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value

Unvested shares as of January 1, 2016	430,816	$13.08
Granted	16,882	$18.79
Vested	(9,375)	$8.00
Forfeited	(5,769)	$16.83
Unvested shares as of March 31, 2016	432,554	$13.08

Share-based compensation expense relating to restricted stock awards during the three months ended March 31, 2016 and 2015 was $499 and $278, respectively. Approximately $3,279 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 2.2 years, is unrecognized at March 31, 2016.

Note 13 – Income Taxes

As of March 31, 2016 and December 31, 2015, the Company had net current deferred income tax assets of $1,440 and non-current deferred tax liabilities of $1,582. No valuation allowance against the Company’s net deferred income tax assets is needed as of March 31, 2016 and December 31, 2015 as it is more-likely-than-not that the positions will be realized upon settlement. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes. During the three months ended March 31, 2016, the Company did not record any deferred tax assets or liabilities in conjunction with the purchase price allocation of Sebesta as a result of the intangibles acquired in the acquisition.

The Company’s consolidated effective income tax rate was 36.8% and 36.7% for the three months ended March 31, 2016 and 2015, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39.0% is principally due to the federal domestic production activities deduction.

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

 At March 31, 2016 and December 31, 2015, the Company had $570 of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at March 31, 2016 and December 31, 2015 were $570 of tax benefits that, if recognized, would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months.

Note 14 – Reportable Segments

The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (“Topic No. 280”). During the fourth quarter of 2015, the Company reevaluated the composition of its operating segments due to the acquisitions in 2015 and the change that both the Company’s Chief Executive Office and President serve as the chief operating decision maker due to changes in our internal reporting structure. As a result, the Company has the following three reportable segments:

NV5 Global, Inc. and Subsidiaries

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

The following tables set forth summarized financial information concerning our reportable segments. Prior period segment financial information presented has been recast to reflect the reorganized reporting structure:

	Three Months Ended
	March 31, 2016	March 31, 2015
Gross revenues
INF	$28,549	$16,711
CQA	7,840	6,348
PM	9,478	6,366
Elimination of inter-segment revenues	(962)	(272)
Total gross revenues	$44,905	$29,153

Income before taxes
INF	$3,316	$1,843
CQA	1,975	904
PM	1,752	1,535
Corporate (1)	(3,790)	(2,568)
Total income before taxes	$3,253	$1,714

(1) Includes amortization of intangibles of $864 and $489 for the three months ended March 31, 2016 and 2015, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of NV5 Global, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our” or “NV5 Global”) should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2015, included in our Annual Report on Form 10-K (File No. 001-35849). This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from the results those anticipated in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Amounts presented are in thousands, except per share data.

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

Recent Acquisition, Developments and Challenges

 Acquisition. On February 1, 2016, the Company acquired Sebesta, Inc. (“Sebesta”), a St. Paul, Minnesota-based mechanical, electrical and plumbing (“MEP”) engineering and energy management company. Primary clients include federal and state governments, power and utility companies, and major educational, healthcare, industrial and commercial property owners throughout the United States. The purchase price of this acquisition was $14,000 paid from cash on hand.

Tax credit. We are currently under examination by the California Franchise Tax Board (“CFTB”) about certain research and development tax credits generated and included on the tax returns of an acquired company for the years 2005 to 2009. Fiscal years 2005 through 2015 are considered open tax years in the State of California and 2012 through 2015 in the U.S. federal jurisdiction and other state jurisdictions. At March 31, 2016 and December 31, 2015, the Company had $570 of unrecognized tax benefits.

 Backlog.  As of March 31, 2016, we had approximately $174,400 of gross revenue backlog expected to be recognized over the next 12 months compared to gross revenue backlog of approximately $155,300 as of December 31, 2015. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

For the three months ended March 31, 2016 and 2015, cost-reimbursable contracts represented approximately 87% and 94%, respectively, of our total revenues.

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

For the three months ended March 31, 2016 and 2015, fixed-price contracts represented approximately 13% and 6%, respectively, of our total revenues.

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

Direct Costs of Revenues

Direct costs of revenues consist primarily of that portion of technical and non-technical salaries and wages incurred in connection with fee generating projects. Direct costs of revenues also include production expenses, sub-consultant services, and other expenses that are incurred in connection with our fee generating projects. Direct costs of revenues exclude that portion of technical and non-technical salaries and wages related to marketing efforts, vacations, holidays, and other time not spent directly generating fees under existing contracts. Such costs are included in operating expenses. Additionally, payroll taxes, bonuses, and employee benefit costs for all of our personnel, facilities costs, and depreciation and amortization are included in operating expenses since no allocation of these costs is made to direct costs of revenues. We expense direct costs of revenues when incurred.

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

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements. Our estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in our consolidated financial statements relate to the fair value estimates used in accounting for business combinations including the valuation of identifiable intangible assets and contingent consideration, fair value estimates in determining the fair value of its reporting units for goodwill impairment assessment, revenue recognition on the percentage-of-completion method, allowances for uncollectible accounts and provision for income taxes. The more significant estimates affecting amounts reported in our consolidated financial statements relate to the revenue recognition on the percentage-of-completion method, allowances for doubtful accounts, valuation of our intangible assets, contingent consideration and income taxes. During the three months ended March 31, 2016, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Consolidated Results of Operations

The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016	2015

Gross revenues	$44,905	$29,153
Less sub-consultant services and other direct costs	(6,827)	(6,359)

Net revenues (1)	38,078	22,794
Direct salary and wages costs	(15,254)	(9,909)

Gross profit	22,824	12,885

Operating expenses	19,502	11,103

Income from operations	3,322	1,782

Other expense (net)	(69)	(68)

Income tax expense	(1,198)	(629)

Net income	$2,055	$1,085

___________________________________________________

(1)

Net Revenues is not a measure of financial performance under GAAP. Gross revenues include sub-consultant costs and other direct costs which are generally pass-through costs. The Company believes that Net Revenues, which is a non-GAAP financial measure commonly used in our industry, provides a meaningful perspective of business results.

Three months Ended March 31, 2016 compared to the three months Ended March 31, 2015

Gross and Net Revenues.

Our consolidated gross and net revenues increased approximately $15,752 or approximately 54.0%, and $15,284, or approximately 67.1% for the three months ended March 31, 2016, respectively, compared to the same period in 2015. The increase in gross and net revenues is due primarily to organic growth from our existing platform as well as the contribution from various acquisitions completed in 2015 and the three months ended March 31, 2016. Also contributing to the increase in net revenues is an increase utilization of our billable employees and reduction of sub-consultants used to perform services in 2016. Excluding revenues from acquisitions closed during the three months ended March 31, 2016, our gross and net revenues increased approximately $10,297, or approximately 35.3%, and $10,565, or approximately 46.3%, respectively, compared to the same period in 2015. The growth in revenues was primarily attributable to increases in energy transmission and distribution services; construction materials testing and engineering services; and program and construction management services. We are currently unaware of any delays in current projects and therefore are not anticipating such to influence future revenues. Such revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

      Gross Profit Margin.

As a percentage of gross revenues, our gross profit margin was 50.8% and 44.2%, for the three months ended March 31, 2016 and 2015, respectively. The improved gross profit margins were due primarily to reduction of sub-consultants used to perform services.

Operating expenses.

Our operating expenses increased approximately $8,399, or 75.6%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase in operating expenses was due primarily to integration costs from businesses acquired subsequent to March 31, 2015. Excluding operating expenses from acquisitions closed the three months ended March 31, 2016, our operating expenses increased approximately $5,680, or approximately 51.2%. During the three months ended March 31, 2016 and 2015, acquisition related expenses were approximately $194 and $63, respectively. Also contributing to the increase in operating costs is the increased amortization of intangible assets. During the three months ended March 31, 2016 and 2015, amortization of intangible assets was approximately $864 and $489, respectively. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs. Therefore, when our professional services revenues increase or decrease, it is not unusual to see a corresponding change in operating expenses.

      Income taxes.

Our consolidated effective income tax rate was 36.8% and 36.7% for the three months ended March 31, 2016 and 2015, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39.0% is principally due to the federal domestic production activities deduction.

 Segment Results of Operations

The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Gross revenues
INF	$28,549	$16,711
CQA	7,840	6,348
PM	9,478	6,366
Elimination of inter-segment revenues	(962)	(272)
Total gross revenues	$44,905	$29,153

Income before taxes
INF	$3,316	$1,843
CQA	1,975	904
PM	1,752	1,535
Corporate (1)	(3,790)	(2,568)
Total income before taxes	$3,253	$1,714

(1) Includes amortization of intangibles of $864 and $489 for the three months ended March 31, 2016 and 2015, respectively.

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Our gross revenues from INF reportable segment increased approximately $11,838 or approximately 70.8%, for the three months ended March 31, 2016 compared to the same period in 2015. Excluding revenues from acquisitions closed during the three months ended March 31, 2016, our revenues from INF increased approximately $6,383, or approximately 38.2%, for the three months ended March 31, 2016 compared to the same period in 2015. The growth in revenues from INF was primarily attributable to increases in energy transmission and distribution services.

Operating income from INF increased $1,473, or 79.9%, for the three months ended March 31, 2016 compared to the same period in 2015. Excluding operating income from the acquisition closed during the three months ended March 31, 2016, our operating income from INF increased approximately $1,042, or approximately 56.5%, for the three months ended March 31, 2016 compared to the same period in 2015.The increase in operating income from INF is primarily due to increased revenues from organic growth, contributions from acquisitions completed in 2015 and 2016 as well as a reduction of sub-consultants used to perform services.

Our gross revenues from CQA reportable segment increased approximately $1,492 or approximately 23.5%, for the three months ended March 31, 2016 compared to the same period in 2015. The growth in revenues from CQA was primarily attributable to increases in construction materials testing and engineering services.

Operating income from CQA increased $1,071, or 118.5%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase in operating income from CQA is primarily due to the increase in revenues and a reduction of sub-consultants used to perform services

Our gross revenues from PM reportable segment increased approximately $3,112 or approximately 48.9%, for the three months ended March 31, 2016 compared to the same period in 2015. The growth in revenues from PM was primarily attributable to increases in civil and facilities program management and construction management services.

Operating income from PM increased $217, or 14.1%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase in operating income from PM is primarily due to increased revenues from organic growth and from the contributions from acquisitions completed in 2015.

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

Cash Flows

As of March 31, 2016, our cash and cash equivalents totaled $10,333 and accounts receivable, net of allowance for doubtful accounts, totaled $52,298, compared to $23,476 and $47,747, respectively, on December 31, 2015. As of March 31, 2016, our accounts payable and accrued liabilities were $6,401 and $9,851, respectively, compared to $6,658 and $9,564, respectively, on December 31, 2015. Also, as of March 31, 2016, we had notes payable and contingent considerations of $8,979 and $821, respectively, compared to $10,707 and $1,279, respectively, on December 31, 2015

Operating activities.

For the three months ended March 31, 2016, net cash provided by operating activities amounted to $2,028, primarily attributable to net income of $2,055, which included non-cash charges of $1,741 from stock based compensation and depreciation and amortization, and decreases of $2,936 in accounts payable and accrued liabilities partially offset by a decrease of $764 in accounts receivable. During 2016, we made income tax payments of approximately $763.

For the three months ended March 31, 2015, net cash provided by operating activities amounted to $1,933, primarily attributable to net income of $1,085, which included non-cash charges of $916 from stock based compensation and depreciation and amortization, and increases of $2,096 in accounts payable and accrued liabilities partially offset by increases of $1,666 in accounts receivable. During 2015, we made income tax payments of $1,224.

Investing activities.

For the three months ended March 31, 2016, net cash used in investing activities amounted to $14,152, primarily resulting from cash used for our acquisitions during 2016 of $14,000 and the purchase of property and equipment of $152 for our ongoing operations.

For the three months ended March 31, 2015, net cash used in investing activities amounted to $1,977, primarily resulting from cash used for our acquisition during 2015 of $1,750 and the purchase of property and equipment of $227 for our ongoing operations.

Financing activities.

For the three months ended March 31, 2016, net cash used by financing activities amounted to $1,019, primarily due to the net proceeds from the unit warrant exercise of $1,008 offset by principal repayments of $1,731 towards long-term debt and $296 towards contingent consideration.

For the three months ended March 31, 2015, net cash provided by financing activities amounted to $1,004, primarily due to the proceeds from the warrant exercise of $3,186 offset by principal repayments of $1,598 towards long-term debt, $233 towards the contingent obligation and $135 in stock repurchase obligations.

Financing

 Credit Facility

On January 31, 2014, the Company entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which was amended on September 3, 2014 and provides for a two-year, $8,000 revolving credit facility (the “Credit Facility”). The interest rate is prime rate plus 0.50%, with a minimum of 3.75%, which was the interest rate as of March 31, 2016. The Credit Facility contains certain financial covenants, including an annual maximum debt to tangible net worth ratio of 3.0:1.0 as of December 31, 2014 and for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contains an annual minimum debt service coverage ratio equal to 1.5:1.0 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. The Credit Facility is guaranteed by the Company’s wholly-owned subsidiaries: (i) NV5 Holdings, (ii) NV5, Inc. (iii) NV5, LLC, (iv) JLA, and (v) RBA. As of March 31, 2016 and December 31, 2015, the Company is in compliance with the financial and reporting covenants. The Credit Facility is secured by a first priority lien on substantially all of the assets of NV5 Global, Inc., NV5 Holdings and NV5. On July 20, 2015, we amended the Credit Facility to add additional subsidiary guarantors, establish a within-line facility of up to $1,000 for the issuance of standby letters of credit and extend the maturity date of the Credit Facility to May 31, 2016 from January 31, 2016. As of March 31, 2016 and December 31, 2015, the outstanding balance on the Credit Facility was $0. Standby letters of credit outstanding were $146 as of March 31, 2016 and December 31, 2015.

Note Payable

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of March 31, 2016 and December 31, 2015, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, the Company pays quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured. As of March 31, 2016 and December 31, 2015, the outstanding balance on the Nolte Note was approximately $635 and $754, respectively.

Uncollateralized Promissory Notes

On July 1, 2015, the Company acquired all of the outstanding equity interests of the The RBA Group, Inc., Engineers, Architects and Planners (“RBA”). The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $4,000 as of March 31, 2016 and December 31, 2015.

On June 24, 2015, the Company acquired certain assets of Allwyn Priorities, LLC. (“Allwyn”). The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $500 as of March 31, 2016 and December 31, 2015.

On April 22, 2015, the Company acquired all of the outstanding equity interests of Richard J. Mendoza, Inc. (“Mendoza”). The purchase price included an uncollateralized $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and an uncollateralized $500 promissory note bearing interest at 3% (the “Mendoza Note”) that is payable in two equal payments of $250 each due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. The outstanding balance of the short-term promissory note was $278 and of the Mendoza Note was $500, as of March 31, 2016 and December 31, 2015.

On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $938 and $1,250 as of March 31, 2016 and December 31, 2015, respectively.

On November 3, 2014, the Company acquired certain assets of the Buric Companies. The purchase price included an uncollateralized, 3% interest bearing promissory note in the aggregate principal amount of $300 (the “Buric Note”). The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The carrying value of the Buric Note was approximately $200 as of March 31, 2016 and December 31, 2015.

On June 30, 2014, the Company acquired certain assets of Owner’s Representative Services, Inc. (“ORSI”). The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $450 (the “ORSI Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition. The carrying value of the ORSI Note was approximately $221 as of March 31, 2016 and December 31, 2015.

On March 21, 2014, the Company acquired all of the outstanding equity interests of NV5, LLC (formally known as AK Environmental, LLC.) The purchase price included an uncollateralized $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $1,000 and $2,000 as of March 31, 2016 and December 31, 2015, respectively.

On January 31, 2014, the Company acquired certain assets of Air Quality Consulting Inc. (“AQC”). The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $300 (the “AQC Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $150 each, due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition. As of March 31, 2016 and December 31, 2015, the carrying value of the AQC Note was $0 and $150, respectively.

On April 30, 2013, the Company acquired certain assets and assumed certain liabilities of Consilium Partners. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200, bearing interest at 4.0%, payable in three equal payments of approximately $67 each, and due on the first, second and third anniversaries of April 30, 2013, the effective date of the acquisition. The outstanding balance of this note was approximately $67 as of March 31, 2016 and December 31, 2015, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2016.

Effects of Inflation

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

In March 2016, FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of ASU 2016-09 and have not yet determined its impact on our condensed consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize, in the balance sheet, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset over the lease term. The amendments in this accounting standard update are to be applied using a modified retrospective approach and are effective for fiscal years beginning after December 15, 2018. We are currently evaluating the requirements of ASU 2016-02 and have not yet determined its impact on our condensed consolidated financial statements.

In November 2015, FASB issued ASU 2015-17— Balance Sheet Classification of Deferred Taxes. As part of FASB's accounting simplification initiative, ASU 2015-17 removes the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Instead, the update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for entities for fiscal years beginning after December 15, 2016, with prospective or retrospective application to all periods presented. Early application is permitted. The Company does not expect the impact of this ASU to be material to its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU was originally effective for annual reporting periods beginning after December 15, 2016 and early adoption is permitted as of the original effective date. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU and management has not yet determined which method it will apply. The Company is currently evaluating the impact of adopting ASU 2014-09 on the Company's consolidated net income, financial position and cash flows. In July 2015, FASB voted to approve a one-year deferral of the effective date to December 31, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. As a result, ASU 2014 will become effective for us in the first quarter of our fiscal year ending December 31, 2018.

Cautionary Statement about Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q, including all documents incorporated by reference contain “forward-looking” statements within the meaning of Section 27A of the Securities Act Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Forward-looking statements include, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “project,” “may,” “might,” “should,” “would,” “will,” “likely,” “will likely result,” “continue,” “could,” “future,” “plan,” “possible,” “potential,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements in this Current Report on Form 10-Q reflect the Company’s current views with respect to future events and financial performance.

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

●

other factors identified throughout this Current Report on Form 10-Q, including those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, those factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our Annual Report on Form 10-K filing for the fiscal year ended December 31, 2015 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995, as amended. Readers can find them in “Item 1A. Risk Factors” of that filing and under the same heading of this filing. You may obtain a copy of our Annual Report on Form 10-K through our website, www.nv5.com. Information contained on our website is not incorporated into this report. In addition to visiting our website, you may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549 or at www.sec.gov. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes as substantially all of its debt is currently financed with fixed interest rates. Our only debt subject to interest rate risk is the Credit Facility which interest rate is subject to changes in the prime rate. As of March 31, 2016 and December 31, 2015, the outstanding balance on the Credit Facility was $0. A a result, we believe our market risk is minimal.

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

ITEM 1A.     RISK FACTORS.

During the three months ended March 31, 2016, there have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the three months ended March 31, 2016, we issued the following securities that were not registered under the Securities Act:

In March 2016, we issued 3,438 shares of our common stock as partial consideration for our January 30, 2015 acquisition of JLA. We issued these shares in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. For a description of our acquisition of JLA, see Note 4, Business Acquisitions, to the condensed consolidated financial statements.

Issuer Purchase of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

 In conjunction with the Company’s initial public offering on March 26, 2013, the underwriter received a warrant to acquire up to 140,000 units at an exercise price of $7.80 per unit (“Unit Warrant”).  Each of these units consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share, which warrant expires on March 27, 2018.   On March 23, 2016, the underwriter paid $1,008,000 to the Company to initiate the exercise of the Unit Warrant.  On March 29, 2016, the Company delivered 140,000 shares of common stock to the underwriter, and on May 5, 2016, the Company completed the exercise of the Unit Warrant by delivery of the underlying warrant.  The issuance of the shares of common stock and warrant in connection with the exercise of the Unit Warrant was made in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.  A description of the Unit Warrant was previously disclosed in the Company’s Form 8-K filed with the SEC on April 5, 2013, and a copy of the Unit Warrant was filed as Exhibit 4.1 thereto.

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

NV5 GLOBAL, INC.

By: /s/ Michael P. Rama
Date: May 6, 2016	Michael P. Rama Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)