Form 10-Q
period 2016-06-30
NV5 Global, Inc.
filed 2016-08-05
CIK 1532961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 4, 2016, there were 10,390,554 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

INDEX

		Page

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	1

	Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	1

	Consolidated Statements of Net Income and Comprehensive Income for the Three and Six Months Ended June 30, 2016 (unaudited) and June 30, 2015 (unaudited)	2

	Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2016 (unaudited)	3

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 (unaudited) and June 30, 2015 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	6

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34
ITEM 4	CONTROLS AND PROCEDURES	34

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	35
ITEM 1A	RISK FACTORS	35
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	35
ITEM 4	MINE SAFETY DISCLOSURES	35
ITEM 5	OTHER INFORMATION	36
ITEM 6	EXHIBITS	36

SIGNATURES		37

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,057	$23,476
Accounts receivable, net of allowance for doubtful accounts of $1,861 and $1,536 as of June 30, 2016 and December 31, 2015, respectively	62,760	47,747
Prepaid expenses and other current assets	1,540	1,092
Deferred income tax assets	1,440	1,440
Total current assets	116,797	73,755
Property and equipment, net	4,034	3,091
Intangible assets, net	23,412	12,367
Goodwill	36,878	21,679
Other assets	1,026	877
Total Assets	$182,147	$111,769

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,457	$6,658
Accrued liabilities	13,164	9,564
Income taxes payable	713	813
Billings in excess of costs and estimated earnings on uncompleted contracts	158	293
Client deposits	109	110
Current portion of contingent consideration	441	458
Current portion of notes payable and other obligations	6,204	4,347
Total current liabilities	33,246	22,243
Contingent consideration, less current portion	466	821
Notes payable and other obligations, less current portion	10,630	6,360
Deferred income tax liabilities	1,634	1,582
Total liabilities	45,976	31,006

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 45,000,000 shares authorized, 10,376,153 and 8,124,627 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	104	81
Additional paid-in capital	112,731	62,260
Retained earnings	23,336	18,422
Total stockholders’ equity	136,171	80,763
Total liabilities and stockholders’ equity	$182,147	$111,769

 See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Gross revenues	$55,892	$34,481	$100,797	$63,634

Direct costs:
Salaries and wages	18,216	12,357	33,470	22,266
Sub-consultant services	8,809	4,374	13,392	8,447
Other direct costs	2,658	2,379	4,902	4,665
Total direct costs	29,683	19,110	51,764	35,378

Gross Profit	26,209	15,371	49,033	28,256

Operating Expenses:
Salaries and wages, payroll taxes and benefits	14,038	7,604	26,479	14,709
General and administrative	4,127	3,237	8,225	5,740
Facilities and facilities related	2,016	1,007	3,737	1,864
Depreciation and amortization	1,439	760	2,681	1,398
Total operating expenses	21,620	12,608	41,122	23,711

Income from operations	4,589	2,763	7,911	4,545

Other expense:
Interest expense	(71)	(34)	(140)	(102)
Total other expense	(71)	(34)	(140)	(102)

Income before income tax expense	4,518	2,729	7,771	4,443
Income tax expense	(1,659)	(996)	(2,857)	(1,625)
Net income	$2,859	$1,733	$4,914	$2,818

Earnings per share:
Basic	$0.33	$0.28	$0.59	$0.48
Diluted	$0.31	$0.25	$0.57	$0.44

Weighted average common shares outstanding:
Basic	8,793,471	6,301,763	8,262,248	5,914,405
Diluted	9,172,944	6,838,725	8,640,022	6,437,546

 See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2015	8,124,627	$81	$62,260	$18,422	$80,763

Stock compensation	-	-	1,049	-	1,049
Restricted stock issuance, net	111,310	1	(1)	-	-
Proceeds from secondary offering, net of costs	1,955,000	20	47,224	-	47,244
Proceeds from exercise of unit warrant	140,000	2	1,006	-	1,008
Stock issuance for acquisitions	36,261	-	875	-	875
Tax benefit from stock based compensation	-	-	155	-	155
Payment of contingent consideration with common stock	8,955	-	163	-	163
Net income	-	-	-	4,914	4,914
Balance, June 30, 2016	10,376,153	$104	$112,731	$23,336	$136,171

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash Flows From Operating Activities:
Net income	$4,914	$2,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,681	1,398
Provision for doubtful accounts	212	151
Stock compensation	1,049	666
Change in fair value of contingent consideration	87	52
Loss on disposal of leasehold improvements	2	-
Excess tax benefit from stock based compensation	(155)	-
Deferred income taxes	52	-
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(6,419)	(3,564)
Prepaid expenses and other assets	30	228
Accounts payable	3,730	(3,239)
Accrued liabilities	460	2,805
Income taxes payable	52	(318)
Billings in excess of costs and estimated earnings on uncompleted contracts	(135)	39
Client deposits	134	(11)
Net cash provided by operating activities	6,694	1,025

Cash Flows From Investing Activities:
Cash paid for acquisitions	(24,085)	(2,764)
Purchase of property and equipment	(428)	(306)
Net cash used in investing activities	(24,513)	(3,070)

Cash Flows From Financing Activities:
Proceeds from secondary offerimg	51,319	32,068
Payments of secondary offering costs	(4,075)	(2,646)
Exercise of warrants costs	-	(216)
Payments on notes payable	(2,711)	(2,676)
Payments of contingent consideration	(296)	(533)
Excess tax benefit from stock based compensation	155	-
Payments on stock repurchase obligation	-	(177)
Proceeds from exercise of unit warrant	1,008	3,186
Net cash provided by financing activities	45,400	29,006

Net increase in Cash and Cash Equivalents	27,581	26,961
Cash and cash equivalents – beginning of period	23,476	6,872
Cash and cash equivalents – end of period	$51,057	$33,833

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30, 2016	June 30, 2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$122	$142
Cash paid for income taxes	$2,743	$1,635

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$-	$901
Notes payable and other obligations for acquisitions	$8,833	$5,250
Stock issuance for acquisitions	$875	$900
Payment of contingent consideration with common stock	$163	$100

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 1 - Organization and Nature of Business Operations

Business

NV5 Global, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Global”) is a provider of professional and technical engineering and consulting solutions to public and private sector clients in the infrastructure, energy, construction, real estate and environmental markets, operating through a network of 58 offices locations nationwide. The Company’s clients include the U.S. federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to, planning, design, consulting, permitting, inspection and field supervision, management oversight, forensic engineering, litigation support, condition assessment and compliance certification.

Equity Transactions

Secondary offering

On May 13, 2016, the Company priced a secondary offering of 1,700,000 shares of the Company’s common stock (the “Firm Shares”). Each share was sold at an offering price of $26.25 per share. The shares sold were registered under the Securities Act of 1933, as amended (the “Securities Act”), on an effective registration statement on Form S-3 (Registration No. 333-206644) pursuant to the Securities Act. In addition, the Company granted the underwriters of this secondary offering a 30-day option to purchase an additional 255,000 shares (the “Option Shares”) of common stock to cover over-allotments. On May 18, 2016, the Company closed on the Firm Shares, for which we received net proceeds of approximately $41,000 after deducting the underwriting discount and estimated offering expenses payable by the Company and issued 1,700,000 shares. On June 3, 2016, the Company closed on the full exercise of the Option Shares by the underwriters of the secondary offering with respect to an additional 255,000 shares of its common stock, for which we received net proceeds of approximately $6,200 after deducting the underwriters’ discount.

Warrant exercise

In conjunction with the Company’s initial public offering on March 26, 2013, the underwriter received a warrant to acquire up to 140,000 units at an exercise price of $7.80 per unit (“Unit Warrant”).  Each of these units consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share, which warrant expires on March 27, 2018. On March 23, 2016, the underwriter paid $1,008 to the Company to initiate the exercise of the Unit Warrant.  On March 29, 2016, the Company delivered 140,000 shares of common stock to the underwriter, and, on May 5, 2016, the Company completed the exercise of the Unit Warrant by delivery of the warrant.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated financial statements include the accounts of NV5 Global, Inc. and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying consolidated balance sheet as of December 31, 2015 has been derived from those financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for any future interim period or for the full 2016 fiscal year.

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

Concentration of Credit Risk

 Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 25% and 47% of the Company’s gross revenues for the six months ended June 30, 2016 and 2015, respectively, are from California-based projects. The Company does not have any client representing more than 10% of gross revenues during the six months ended June 30, 2016. The Company had one client representing 12% of gross revenues for the six months ended June 30, 2015. Approximately 50% and 63% of the Company’s accounts receivable as of June 30, 2016 and December 31, 2015, respectively, are from government and government-related contracts. Management continually evaluates the creditworthiness of these and future clients and provides for bad debt reserves as necessary.

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

The Company considers cash and cash equivalents, accounts receivable, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. As of June 30, 2016 and December 31, 2015, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, income taxes payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The Company applies the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. The allocation of the purchase price to identifiable intangible assets (customer relationships, customer backlog, trade name and non-compete) is based on valuations performed to determine the fair values of such assets as of the acquisition dates. The Company engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities assumed for the 2016 and 2015 acquisitions. The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates.  The Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability on the consolidated balance sheet. Changes in the estimated fair value of contingent earn-out payments are included in General and Administrative expenses on the Consolidated Statements of Net Income and Comprehensive Income.

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

The Company measures contingent consideration liabilities recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3, as defined in the accounting guidance. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are projections over the earn-out period, and the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and amount paid will be recorded in earnings (see Note 10).

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

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with the FASB ASC 260, Earnings per Share, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. The weighted average number of shares outstanding in calculating basic earnings per share for the three and six months ended June 30, 2016 and 2015 exclude 495,042 and 779,431 non-vested restricted shares, respectively, issued since 2010. These non-vested restricted shares are not included in basic earnings per share until the vesting requirement is met. The weighted average number of shares outstanding in calculating diluted earnings per share for the three and six months ended June 30, 2016 and 2015 includes, if outstanding, non-vested restricted shares and units, issuable shares related to acquisitions, and the shares and warrants associated with the Company’s initial public offering. In calculating diluted earnings per share for the three and six months ended June 30, 2016 and 2015, there were no potentially anti-dilutive securities.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Numerator:
Net income – basic and diluted	$2,859	$1,733	$4,914	$2,818

Denominator:
Basic weighted average shares outstanding	8,793,471	6,301,763	8,262,248	5,914,405
Effect of dilutive non-vested restricted shares and units	224,892	440,944	211,549	411,680
Effect of issuable shares related to acquisitions	55,081	6,011	31,921	8,481
Effect of warrants	99,500	90,007	134,304	102,980
Diluted weighted average shares outstanding	9,172,944	6,838,725	8,640,022	6,437,546

Note 3 – Recent Accounting Pronouncements

In March 2016, FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of ASU 2016-09 and have not yet determined its impact on our consolidated financial statements.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

In February 2016, FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize, in the balance sheet, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset over the lease term. The amendments in this accounting standard update are to be applied using a modified retrospective approach and are effective for fiscal years beginning after December 15, 2018. We are currently evaluating the requirements of ASU 2016-02 and have not yet determined its impact on our consolidated financial statements.

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

Note 4 – Business Acquisitions

On May 20, 2016, the Company acquired Dade Moeller & Associates, Inc., a North Carolina corporation ("Dade Moeller"). Dade Moeller provides professional services in radiation protection, health physics, and worker safety to government and commercial facilities.  Dade Moeller's technical expertise includes radiation protection, industrial hygiene and safety, environmental services and laboratory consulting.  This acquisition expanded the Company’s environmental, health and safety services and allows the Company to offer these services on a broader scale within its existing network. The purchase price of this acquisition was $20,000 including $10,000 in cash, $6,000 in promissory notes (bearing interest at 3.5%), payable in four installments of $1,500, due on the first, second, third and fourth anniversaries of May 20, 2016, the effective date of the acquisition (see Note 9), $1,000 of the Company’s common stock (36,261 shares) as of the closing date of the acquisition, and $3,000 in stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for Dade Moeller, we engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities, however as of the date of this report, the valuation was not final. We expect to finalize the purchase price allocation with respect to this transaction by the end of the third quarter of 2016.

On February 1, 2016, the Company acquired Sebesta, Inc. (“Sebesta”), a St. Paul, Minnesota-based mechanical, electrical and plumbing (“MEP”) engineering and energy management company. Primary clients include federal and state governments, power and utility companies, and major educational, healthcare, industrial and commercial property owners throughout the United States. The purchase price of this acquisition was $14,000 paid from cash on hand. This acquisition expanded the Company’s MEP engineering and energy and allows the Company to offer these services on a broader scale within its existing network. In addition, this acquisition strengthens the Company’s geographic diversification and allows the Company to continue expanding its national footprint. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for Sebesta, we engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities, which we finalized during the second quarter of 2016.

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

On January 30, 2015, the Company acquired all of the outstanding equity interests of Joslin, Lesser & Associates, Inc. (“JLA”), a program management and owner’s representation consulting firm that primarily services government owned facilities and public K through 12 school districts in the Boston, MA area. The purchase price of up to $5,500 included $2,250 in cash, a $1,250 promissory note (bearing interest at 3.5%), payable in four installments of $313, due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition (see Note 9), and $1,000 of the Company’s common stock (89,968 shares) as of the closing date of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash, notes and the Company’s common stock, subject to the achievement of certain agreed upon metrics for calendar year 2015. The earn-out of $1,000 is non-interest bearing and was recorded at its estimated fair value of $901, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. The note and the earn-out are due to a related party individual. As of June 30, 2016 and December 31, 2015, this contingent consideration was $375 and $500, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during 2016 and final fair values of the assets acquired and liabilities assumed as of the acquisition dates for the acquisitions closed during 2015:

	June 30,	December 31,
	2016	2015

Cash	$1	$1,033
Accounts receivable	8,806	16,050
Property and equipment	1,309	793
Prepaid expenses	474	457
Other assets	286	118
Intangible assets:
Customer relationships	10,286	5,833
Trade name	1,068	1,035
Customer backlog	1,601	1,510
Non-compete	204	613
Favorable (unfavorable) lease	(225)	778
Total Assets	23,810	28,220
Liabilities	(5,215)	(13,521)
Deferred tax liabilities	-	(2,238)
Net assets acquired	18,595	12,461

Consideration paid (Cash, Notes and/or stock)	33,794	21,691
Contingent earn-out liability (Cash and stock)	-	1,307
Total Consideration	33,794	22,998
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$15,199	$10,537

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from these acquisitions. The goodwill acquired during the six months ended June 30, 2016 was assigned to the PM reportable segment. Goodwill of approximately $15,199 is expected to be deductible for income tax purposes for the 2016 acquisitions.

The consolidated financial statements of the Company for the three and six months ended June 30, 2016 include the results of operations from the businesses acquired during 2016 from its date of acquisition to June 30, 2016. For the three and six months ended June 30, 2016, the results include gross revenues of $9,662 and $15,117, respectively, and pre-tax income of approximately $1,021 and $1,452, respectively. The consolidated financial statements of the Company for the three and six months ended June 30, 2015 include the results of operations from the businesses acquired during 2015 from their respective dates of acquisition to June 30, 2015. For the three and six months ended June 30, 2015, the results include gross revenues of approximately $3,634 and $2,327, respectively and pre-tax income of $1,514 and $1,088, respectively. Included in general and administrative expense for the three and six months ended June 30, 2016 is $178 and $431, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and six months ended June 30, 2016 and 2015 as if the RBA, Sebesta and Dade Moeller acquisitions had occurred as of January 1, 2015. The pro forma information provided below is compiled from the financial statements of these acquisitions and includes pro forma adjustments for amortization expense, reduction in certain expenses and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had these acquisitions operations actually been acquired on January 1, 2015; or (ii) future results of operations:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Gross revenues	$59,782	$56,624	$112,686	$108,478
Net income	$3,117	$1,958	$5,104	$3,142
Basic earnings per share	$0.36	$0.32	$0.62	$0.53
Diluted earnings per share	$0.35	$0.29	$0.59	$0.49

Note 5 – Accounts Receivable, net

Accounts receivable, net, consists of the following:

	June 30,	December 31,
	2016	2015

Billed	$39,162	$32,806
Unbilled	24,952	15,678
Contract retentions	507	799
	64,621	49,283
Less: allowance for doubtful accounts	(1,861)	(1,536)
Accounts receivable, net	$62,760	$47,747

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 6 – Property and Equipment, net

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2016	2015

Office furniture and equipment	$1,328	$459
Computer equipment	3,553	3,165
Survey and field equipment	1,401	1,265
Leasehold improvements	1,553	1,165
	7,835	6,054
Accumulated depreciation	(3,801)	(2,963)
Property and equipment – net	$4,034	$3,091

Depreciation expense was $414 and $162 for the three months ended June 30, 2016 and 2015, respectively, and $792 and $313 for the six months ended June 30, 2016 and 2015, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill

On August 1, 2015, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2015. There were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2015 through June 30, 2016.

The table set forth below shows the change in goodwill during the six months ended June 30, 2016:

	June 30,	December 31,
	2016	2015
Balance as of the beginning of the year	$21,679	$11,142
Acquisitions	15,199	10,537
Balance as of the end of the period	$36,878	$21,679

Intangible Assets

Intangible assets, net, as of June 30, 2016 and December 31, 2015 consist of the following:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$22,900	$(4,502)	$18,398	$12,614	$(3,643)	$8,971
Trade name	3,330	(2,083)	1,247	2,262	(1,626)	636
Customer backlog	4,310	(1,783)	2,527	2,709	(1,420)	1,289
Favorable lease	553	(72)	481	778	(44)	734
Non-compete	1,490	(731)	759	1,286	(549)	737
Total	$32,583	$(9,171)	$23,412	$19,649	$(7,282)	$12,367

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

Amortization expense was $1,025 and $597 for the three months ended June 30, 2016 and 2015, respectively, and $1,889 and $1,086 for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the future estimated aggregate amortization related to intangible assets is as follows:

Period ending June 30,

2017	$4,604
2018	3,243
2019	2,850
2020	2,329
2021	1,980
Thereafter	8,406
Total	$23,412

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2016	2015
Deferred rent	686	615
Payroll and related taxes	4,192	3,131
Professional liability reserve	131	216
Benefits	1,418	639
Accrued vacation	5,132	2,994
Other	1,605	1,969
Total	$13,164	$9,564

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

 Note 9 – Notes Payable and Other Obligations

Notes payable and other obligations consists of the following:

	June 30,	December 31,
	2016	2015

Note Payable	$516	$754
Other Obligations	2,719	-
Uncollateralized promisory notes	13,599	9,953
Total Notes Payable and Other Obligations	16,834	10,707
Current portion of notes payable and other obligations	(6,204)	(4,347)
Notes payable and other obligations, less current portion	$10,630	$6,360

 Credit Facility

On January 31, 2014, the Company entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which was amended on September 3, 2014 and provides for a two-year, $8,000 revolving credit facility (the “Credit Facility”). The interest rate is prime rate plus 0.50%, with a minimum of 3.75%, which was the interest rate as of June 30, 2016. The Credit Facility contains certain financial covenants, including an annual maximum debt to tangible net worth ratio of 3.0:1.0 as of December 31, 2014 and for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contains an annual minimum debt service coverage ratio equal to 1.5:1.0 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. The Credit Facility is guaranteed by the Company’s wholly-owned subsidiaries: (i) NV5 Holdings, (ii) NV5, Inc., (iii) NV5, LLC, (iv) JLA, and (v) The RBA Group, Inc. Engineers, Architects and Planners (“RBA”). As of June 30, 2016 and December 31, 2015, the Company is in compliance with the financial and reporting covenants. The Credit Facility is secured by a first priority lien on substantially all of the assets of NV5 Global, Inc., NV5 Holdings and NV5. On July 20, 2015, we amended the Credit Facility to add additional subsidiary guarantors, establish a within-line facility of up to $1,000 for the issuance of standby letters of credit and extend the maturity date of the Credit Facility to May 31, 2016 from January 31, 2016. The Company is currently in discussions with various lenders to increase and expand into a new revolving credit facility. As of June 30, 2016 and December 31, 2015, the outstanding balance on the Credit Facility was $0. Standby letters of credit outstanding were $146 as of June 30, 2016 and December 31, 2015.

Note Payable

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of June 30, 2016 and December 31, 2015, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, the Company pays quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured. As of June 30, 2016 and December 31, 2015, the outstanding balance on the Nolte Note was approximately $516 and $754, respectively.

Other Obligations

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Uncollateralized Promissory Notes

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal payments of $1,500 each due on the first, second, third, and fourth anniversaries of May 20, 2016, the effective date of the acquisition. The outstanding balance of the Dade Moeller Notes was approximately $6,000 as of June 30, 2016 and $0 as of December 31, 2015.

On July 1, 2015, the Company acquired all of the outstanding equity interests of RBA. The purchase price included an aggregate of $4,000 of uncollateralized promissory notes bearing interest at 3.0% (the “RBA Notes”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Notes was $4,000 as of June 30, 2016 and December 31, 2015.

On June 24, 2015, the Company acquired certain assets of Allwyn Priorities, LLC. (“Allwyn”). The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $333 and $500 as of June 30, 2016 and December 31, 2015, respectively.

On April 22, 2015, the Company acquired all of the outstanding equity interests of Richard J. Mendoza, Inc. (“Mendoza”). The purchase price included an uncollateralized $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and an uncollateralized $500 promissory note bearing interest at 3% (the “Mendoza Note”) that is payable in two equal payments of $250 each due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. The outstanding balance of the short-term promissory note was $0 and $278 as of June 30, 2016 and December 31, 2015, respectively, and for the Mendoza Note was $250 and $500 as of June 30, 2016 and December 31, 2015, respectively.

On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $938 and $1,250 as of June 30, 2016 and December 31, 2015, respectively.

On November 3, 2014, the Company acquired certain assets of the Buric Companies. The purchase price included an uncollateralized, 3% interest bearing promissory note in the aggregate principal amount of $300 (the “Buric Note”). The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The carrying value of the Buric Note was approximately $200 as of June 30, 2016 and December 31, 2015.

On June 30, 2014, the Company acquired certain assets of Owner’s Representative Services, Inc. (“ORSI”). The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $450 (the “ORSI Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition. The carrying value of the ORSI Note was approximately $225 as of June 30, 2016 and December 31, 2015.

On March 21, 2014, the Company acquired all of the outstanding equity interests of NV5, LLC (formerly known as AK Environmental, LLC.). The purchase price included an uncollateralized $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $1,000 and $2,000 as of June 30, 2016 and December 31, 2015, respectively.

On January 31, 2014, the Company acquired certain assets of Air Quality Consulting Inc. (“AQC”). The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $300 (the “AQC Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $150 each, due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition. As of June 30, 2016 and December 31, 2015, the carrying value of the AQC Note was $0 and $150, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On April 30, 2013, the Company acquired certain assets and assumed certain liabilities of Consilium Partners. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200, bearing interest at 4.0%, payable in three equal payments of approximately $67 each, and due on the first, second and third anniversaries of April 30, 2013, the effective date of the acquisition. The outstanding balance of this note was approximately $0 and $67 as of June 30, 2016 and December 31, 2015, respectively.

Future contractual maturities of long-term debt as of June 30, 2016, are as follows:

Period ending June 30,

2017	$6,204
2018	4,346
2019	3,784
2020	2,500
Total	$16,834

As of June 30, 2016 and December 31, 2015, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

Note 10 – Contingent Consideration

The following table summarizes the changes in the carrying value of estimated contingent consideration:

	June 30,	December 31,
	2016	2015

Contingent consideration, beginning of the year	$1,279	$941
Additions for acquisitions	-	1,306
Reduction of liability for payments made	(459)	(633)
Increase (reduction) of liability related to re-measurement of fair value	87	(335)
Contingent consideration, end of the period	$907	$1,279

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The Company’s office leases are classified as operating leases and rent expense is included in facilities and facilities related expense in the Company’s consolidated statements of net income and comprehensive income. Some lease terms include rent and other concessions and rent escalation clauses which are included in computing minimum lease payments. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. The variance of rent expense recognized from the amounts contractually due pursuant to the underlying leases is included in accrued liabilities in the Company’s consolidated balance sheets.

Note 12 – Stock-Based Compensation

In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of June 30, 2016, 495,042 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date. A summary of the changes in unvested shares of the restricted stock during the year ended June 30, 2016 is presented below.

The following table summarizes the status of restricted stock awards as of June 30, 2016 and December 31, 2015, and changes during 2016:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value

Unvested shares as of January 1, 2016	430,816	$13.08
Granted	123,241	$23.67
Vested	(28,075)	$7.43
Forfeited	(13,212)	$16.83
Unvested shares as of June 30, 2016	512,770	$15.89

Share-based compensation expense relating to restricted stock awards during the three months ended June 30, 2016 and 2015 was $550 and $388, respectively, and for the six months ended June 30, 2016 and 2015 was $1,049 and $666, respectively. Approximately $5,279 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 2.4 years, is unrecognized at June 30, 2016.

Note 13 – Income Taxes

As of June 30, 2016 and December 31, 2015, the Company had net current deferred income tax assets of $1,440 and non-current deferred tax liabilities of $1,634 and $1,582, respectively. No valuation allowance against the Company’s net deferred income tax assets is needed as of June 30, 2016 and December 31, 2015 as it is more-likely-than-not that the positions will be realized upon settlement. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes. During the three and six months ended June 30, 2016, the Company did not record any deferred tax assets or liabilities in conjunction with the purchase price allocation of acquisitions as a result of the intangibles acquired.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The Company’s consolidated effective income tax rate was 36.7% and 36.8% for the three and six months ended June 30, 2016, respectively. The Company’s consolidated effective income tax rate was 36.5% and 36.6% for the three and six months ended June 30, 2015, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39.0% is principally due to the federal domestic production activities deduction.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. The California Franchise Tax Board (“CFTB”) is challenging the use of certain research and development tax credits generated and included on the tax returns of an acquired company for the years 2005 to 2009. Fiscal years 2005 through 2015 are considered open tax years in the State of California and 2012 through 2015 in the U.S. federal jurisdiction and other state jurisdictions.

 At June 30, 2016 and December 31, 2015, the Company had $570 of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at June 30, 2016 and December 31, 2015 were $570 of tax benefits that, if recognized, would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months.

Note 14 – Reportable Segments

The Company reports segment information in accordance with ASC Topic No. 280 "Segment Reporting" ("Topic No. 280"). As of June 30, 2016, the Company continues to report based on the following reportable segments:

Infrastructure, engineering and support services (INF): The INF reportable segment provides to clients a broad array of services in the area of engineering, design and support services; and energy services.

Construction quality assurance (CQA): The CQA reportable segment provides construction inspection; geotechnical and engineering services; construction claims and litigation services; and environmental quality testing services.

Program management services (PM): The PM reportable segment provides program management for transportation and vertical construction projects including construction management. Also currently included in PM are 2016 acquisitions of Sebesta and Dade Moeller.

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following tables set forth summarized financial information concerning our reportable segments. Prior period segment financial information presented has been recast to reflect the reporting structure as evaluated during the fourth quarter of 2015:

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2016	2015	2016	2015
Gross revenues
INF	$28,439	$17,509	$51,533	$34,220
CQA	7,515	6,327	15,356	12,675
PM	21,159	11,186	36,091	17,553
Elimination of inter- segment revenues	(1,221)	(541)	(2,183)	(814)
Total gross revenues	$55,892	$34,481	$100,797	$63,634

Income before taxes
INF	$4,172	$1,948	$7,057	$3,919
CQA	1,196	1,105	3,170	2,024
PM	3,104	2,801	5,287	4,233
Total Segment income before taxes	8,472	5,854	15,514	10,176
Corporate(1)	(3,954)	(3,125)	(7,743)	(5,733)
Total income before taxes	$4,518	$2,729	$7,771	$4,443

(1)

Includes amortization of intangibles of $1,025 and $597 for the three months ended June 30, 2016 and 2015, respectively, and $1,889 and $1,086 for the six months ended June 30, 2016 and 2015, respectively.

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

Recent Acquisition, Developments and Challenges

 Acquisitions.

On February 1, 2016, we acquired Sebesta, Inc. (“Sebesta”), a St. Paul, Minnesota-based mechanical, electrical and plumbing (“MEP”) engineering and energy management company. Primary clients include federal and state governments, power and utility companies, and major educational, healthcare, industrial and commercial property owners throughout the United States. The purchase price of this acquisition was $14,000 paid from cash on hand.

On May 20, 2016, we closed on the acquisition of Dade Moeller & Associates, Inc. (“Dade Moeller”), a Richland, Washington-based environmental health and safety firm. Dade Moeller specializes in the provision of radiation exposure and protection services as well as nuclear safety and industrial hygiene analyses, a discipline in which they have built a significant federal government client base. The purchase price of this acquisition was $20,000 including $10,000 in cash, $6,000 in promissory notes (bearing interest at 3.0%), payable in four installments of $1,500, due on the first, second, third and fourth anniversaries of May 20, 2016, the effective date of the acquisition, $1,000 of our common stock (36,261 shares) as of the closing date of the acquisition, and $3,000 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016.

Equity Transactions.

On May 13, 2016, we priced a secondary offering of 1,700,000 shares of our common stock (the “Firm Shares”). Each share was sold at an offering price of $26.25 per share. The shares sold were registered under the Securities Act of 1933, as amended (the “Securities Act”), on an effective registration statement on Form S-3 (Registration No. 333-206644) pursuant to the Securities Act. In addition, we granted the underwriters of this secondary offering a 30-day option to purchase an additional 255,000 shares (the “Option Shares”) of common stock to cover over-allotments. On May 18, 2016, we closed on the Firm Shares for which we received net proceeds of approximately $41,000 after deducting the underwriting discount and estimated offering expenses payable by us and issued 1,700,000 shares. On June 3, 2016, we closed on the full exercise of the Option Shares by the underwriters of the secondary offering with respect to an additional 255,000 shares of our common stock, for which we received net proceeds of approximately $6,200 after deducting the underwriters discount.

Warrant exercise.

In conjunction with the Company’s initial public offering on March 26, 2013, the underwriter received a warrant to acquire up to 140,000 units at an exercise price of $7.80 per unit (“Unit Warrant”).  Each of these units consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share, which warrant expires on March 27, 2018. On March 23, 2016, the underwriter paid $1,008 to the Company to initiate the exercise of the Unit Warrant.  On March 29, 2016, the Company delivered 140,000 shares of common stock to the underwriter, and, on May 5, 2016, the Company completed the exercise of the Unit Warrant by delivery of the warrant.

Tax credit.

The California Franchise Tax Board (“CFTB”) is challenging the use of certain research and development tax credits generated and included on the tax returns of an acquired company for the years 2005 to 2009. Fiscal years 2005 through 2015 are considered open tax years in the State of California and 2012 through 2015 in the U.S. federal jurisdiction and other state jurisdictions. At June 30, 2016 and December 31, 2015, the Company had $570 of unrecognized tax benefits.

 Backlog.

As of June 30, 2016, we had approximately $195,500 of gross revenue backlog expected to be recognized over the next 12 months compared to gross revenue backlog of approximately $155,300 as of December 31, 2015. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

 Segments.

As of June 30, 2016, we continue to report based on the following reportable segments:

Infrastructure, engineering and support services (INF): The INF reportable segment provides to clients a broad array of services in the area of engineering, design and support services; and energy services.

Construction quality assurance (CQA): The CQA reportable segment provides construction inspection; geotechnical and engineering services; construction claims and litigation services; and environmental quality testing services.

Program management services (PM): The PM reportable segment provides program management for transportation and vertical construction projects including construction management. Also currently included in PM are 2016 acquisitions of Sebesta and Dade Moeller.

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

For the six months ended June 30, 2016 and 2015, cost-reimbursable contracts represented approximately 84% and 91%, respectively, of our total revenues.

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

For the six months ended June 30, 2016 and 2015, fixed-price contracts represented approximately 16% and 9%, respectively, of our total revenues.

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

 Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”)

We are an emerging growth company within the meaning of the rules under the Securities Act, and could remain for up to five years. We will utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, we will not have to provide an auditor’s attestation report on our internal controls in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. The JOBS Act also permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by issuers. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements. Our estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in our consolidated financial statements relate to the fair value estimates used in accounting for business combinations including the valuation of identifiable intangible assets and contingent consideration, fair value estimates in determining the fair value of its reporting units for goodwill impairment assessment, revenue recognition on the percentage-of-completion method, allowances for uncollectible accounts and provision for income taxes. During the six months ended June 30, 2016, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Consolidated Results of Operations

The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Gross revenues	$55,892	$34,481	$100,797	$63,634
Less sub-consultant services and other direct costs	(11,467)	(6,753)	(18,294)	(13,112)
Net revenues (1)	44,425	27,728	82,503	50,522
Direct salary and wages costs	(18,216)	(12,357)	(33,470)	(22,266)

Gross profit	26,209	15,371	49,033	28,256

Operating expenses	21,620	12,608	41,122	23,711

Income from operations	4,589	2,763	7,911	4,545

Other expense (net)	(71)	(34)	(140)	(102)

Income tax expense	(1,659)	(996)	(2,857)	(1,625)

Net income	$2,859	$1,733	$4,914	$2,818

___________________________________________________

(1)

Net Revenues is not a measure of financial performance under GAAP. Gross revenues include sub-consultant costs and other direct costs which are generally pass-through costs. The Company believes that Net Revenues, which is a non-GAAP financial measure commonly used in our industry, provides a meaningful perspective of business results.

Three and Six Months Ended June 30, 2016 compared to the Three and Six Months Ended June 30, 2015

Gross and Net Revenues.

Our consolidated gross revenues increased approximately $21,411 and $37,163 or approximately 62.1% and 58.4%, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Our consolidated net revenues increased approximately $16,697 and $31,981 or approximately 60.2% and 63.3%, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increases in gross and net revenues are due primarily to organic growth from our existing platform as well as the contribution from various acquisitions completed in 2015 and the six months ended June 30, 2016. The increase in gross revenues for the three and six months ended June 30, 2016, includes gross revenues of $9,662 and $15,117, respectively, related to acquisitions closed during 2016. The increase in net revenues for the three and six months ended June 30, 2016, includes net revenues of $8,828 and $13,547, respectively, related to acquisitions closed during 2016. Also contributing to the increases in net revenues is an increased utilization of our billable employees and reduction of sub-consultants used to perform services in 2016. The growth in revenues was primarily attributable to increases in energy transmission and distribution services; construction materials testing and engineering services; and program and construction management services. We are currently unaware of any delays in current projects and therefore are not anticipating such to influence future revenues. Such revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Gross Profit Margin.

As a percentage of gross revenues, our gross profit margin was 46.9% and 44.6%, for the three months ended June 30, 2016 and 2015, respectively. As a percentage of gross revenues, our gross profit margin was 48.9% and 44.4%, for the six months ended June 30, 2016 and 2015, respectively. The improved gross profit margins were due primarily to reduction of sub-consultants used to perform services.

Operating expenses.

Our operating expenses increased approximately $9,012 and $17,411, or 71.5% and 73.4%, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increases in operating expenses were due primarily to integration costs from businesses acquired subsequent to June 30, 2015. The increases in operating expenses for the three and six months ended June 30, 2016, include operating expenses of $4,702 and $7,412, respectively, related to acquisitions closed during 2016. During the three and six months ended June 30, 2016, acquisition related expenses were approximately $178 and $431, respectively, compared to approximately $333 and $396, during the three and six months ended June 30, 2015. Also contributing to the increase in operating costs is the increased amortization of intangible assets. During the three and six months ended June 30, 2016, amortization of intangible assets was approximately $1,025 and $1,889, respectively, compared to $597 and $1,086, during the three and six months ended June 30, 2015, respectively. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs. Therefore, when our professional services revenues increase or decrease, it is not unusual to see a corresponding change in operating expenses.

Income taxes.

Our consolidated effective income tax rate was 36.7% and 36.8% for the three and six months ended June 30, 2016, respectively. Our consolidated effective income tax rate was 36.5% and 36.6% for the three and six months ended June 30, 2015, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39.0% is principally due to the federal domestic production activities deduction.

Segment Results of Operations

The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2016	2015	2016	2015
Gross revenues
INF	$28,439	$17,509	$51,533	$34,220
CQA	7,515	6,327	15,356	12,675
PM	21,159	11,186	36,091	17,553
Elimination of inter- segment revenues	(1,221)	(541)	(2,183)	(814)
Total gross revenues	$55,892	$34,481	$100,797	$63,634

Income before taxes
INF	$4,172	$1,948	$7,057	$3,919
CQA	1,196	1,105	3,170	2,024
PM	3,104	2,801	5,287	4,233
Total Segment income before taxes	8,472	5,854	15,514	10,176
Corporate(1)	(3,954)	(3,125)	(7,743)	(5,733)
Total income before taxes	$4,518	$2,729	$7,771	$4,443

(1)

Includes amortization of intangibles of $1,025 and $597 for the three months ended June 30, 2016 and 2015, respectively, and $1,889 and $1,086 for the six months ended June 30, 2016 and 2015, respectively.

Three and Six Months Ended June 30, 2016 compared to the Three and Six Months Ended June 30, 2015

Our gross revenues from INF reportable segment increased approximately $10,930 and $17,313, or 62.4% and 50.6% for the three and six months ended June 30, 2016 compared to the same periods in 2015. The increase in revenues for the three and six months ended reflects increases in energy transmission, transportation and distribution services and the acquisition of RBA in 2015.

Operating income from INF increased $2,224 and $4,282, or 114.2% and 80.1%, for the three and six months ended June 30, 2016 compared to the same periods in 2015. The increases in operating income from INF is primarily due to increased revenues from organic growth, contributions from acquisitions completed in 2015 for a full period in 2016 as well as a reduction of sub-consultants used to perform services.

Our gross revenues from CQA reportable segment increased approximately $1,188 and $2,681 or 18.8% and 20.2% for the three and six months ended June 30, 2016 compared to the same periods in 2015. The growth in revenues from CQA was primarily attributable to increases in construction materials testing and engineering services.

Operating income from CQA increased $91 and $1,146, or 8.2% and 56.6%, for the three and six months ended June 30, 2016 compared to the same periods in 2015. The increase in operating income from CQA is primarily due to the increase in revenues and a reduction of sub-consultants used to perform services.

Our gross revenues from PM reportable segment increased approximately $9,973 and $18,538, or 89.2% and 105.6%, for the three and six months ended June 30, 2016 compared to the same periods in 2015. Excluding revenues from acquisitions closed during the three and six months ended June 30, 2016, our revenues from PM increased approximately $311 and $3,421, or 3% and 19.5%, for the three and six months ended June 30, 2016 compared to the same periods in 2015. The growth in revenues from PM was primarily attributable to increases in civil and facilities program management and construction management services.

Operating income from PM increased $303 and $1,054, or 10.8% and 24.9% for the three and six months ended June 30, 2016 compared to the same periods in 2015. The increase in operating income from PM is primarily due to increased revenues from organic growth and from the contributions from acquisitions completed in 2016.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, lines of credit, and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, and acquisition expenditures. We believe our sources of liquidity, including cash flow from operations, existing cash and cash equivalents, which include proceeds from our initial public offering, proceeds from the exercise of warrants issued in connection therewith, proceeds from our secondary offerings, and borrowing capacity under our credit facility will be sufficient to meet our projected cash requirements for at least the next twelve months. We will monitor our capital requirements thereafter to ensure our needs are in line with available capital resources.

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

Cash Flows

As of June 30, 2016, our cash and cash equivalents totaled $51,057 and accounts receivable, net of allowance for doubtful accounts, totaled $62,760, compared to $23,476 and $47,747, respectively, on December 31, 2015. As of June 30, 2016, our accounts payable and accrued liabilities were $12,457 and $13,164, respectively, compared to $6,658 and $9,564, respectively, on December 31, 2015. Also, as of June 30, 2016, we had notes payable and other obligations and contingent consideration of $16,834 and $907, respectively, compared to $10,707 and $1,279, respectively, on December 31, 2015.

Operating activities.

For the six months ended June 30, 2016, net cash provided by operating activities amounted to $6,694, primarily attributable to net income of $4,914, which included non-cash charges of $3,730 from stock based compensation and depreciation and amortization, and increases of $4,190 in accounts payable and accrued liabilities partially offset by an increase of $6,419 in accounts receivable. During 2016, we made income tax payments of approximately $2,743.

For the six months ended June 30, 2015, net cash provided by operating activities amounted to $1,025, primarily attributable to net income of $2,818, which included non-cash charges of $2,064 from stock based compensation and depreciation and amortization, and decreases of $434 in accounts payable and accrued liabilities partially offset by increases of $3,564 in accounts receivable. During 2015, we made income tax payments of $1,635.

Investing activities.

For the six months ended June 30, 2016, net cash used in investing activities amounted to $24,513, primarily resulting from cash used for our acquisitions during 2016 of $24,085 and the purchase of property and equipment of $428 for our ongoing operations.

For the six months ended June 30, 2015, net cash used in investing activities amounted to $3,070, primarily resulting from cash used for our acquisitions during 2015 of $2,764 and the purchase of property and equipment of $306 for our ongoing operations.

Financing activities.

For the six months ended June 30, 2016, net cash provided by financing activities amounted to $45,400, primarily due to the net proceeds from the secondary offering of $47,244 and the unit warrant exercise of $1,008 offset by principal repayments of $2,711 towards long-term debt and $296 towards contingent consideration.

For the six months ended June 30, 2015, net cash provided by financing activities amounted to $29,006, primarily due to the proceeds from the secondary offering of $29,422 and the warrant exercise of $3,186 offset by principal repayments of $2,676 towards long-term debt, $533 towards the contingent obligation and $177 in stock repurchase obligations.

Financing

 Credit Facility

On January 31, 2014, the Company entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which was amended on September 3, 2014 and provides for a two-year, $8,000 revolving credit facility (the “Credit Facility”). The interest rate is prime rate plus 0.50%, with a minimum of 3.75%, which was the interest rate as of June 30, 2016. The Credit Facility contains certain financial covenants, including an annual maximum debt to tangible net worth ratio of 3.0:1.0 as of December 31, 2014 and for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contains an annual minimum debt service coverage ratio equal to 1.5:1.0 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. The Credit Facility is guaranteed by the Company’s wholly-owned subsidiaries: (i) NV5 Holdings, (ii) NV5, Inc. (iii) NV5, LLC, (iv) JLA, and (v) RBA. As of June 30, 2016 and December 31, 2015, the Company is in compliance with the financial and reporting covenants. The Credit Facility is secured by a first priority lien on substantially all of the assets of NV5 Global, Inc., NV5 Holdings and NV5. On July 20, 2015, we amended the Credit Facility to add additional subsidiary guarantors, establish a within-line facility of up to $1,000 for the issuance of standby letters of credit and extend the maturity date of the Credit Facility to May 31, 2016 from January 31, 2016. We are currently in discussions with several lenders to increase and expand to a new revolving credit facility. As of June 30, 2016 and December 31, 2015, the outstanding balance on the Credit Facility was $0. Standby letters of credit outstanding were $146 as of June 30, 2016 and December 31, 2015.

Note Payable

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of June 30, 2016 and December 31, 2015, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, the Company pays quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured. As of June 30, 2016 and December 31, 2015, the outstanding balance on the Nolte Note was approximately $516 and $754, respectively.

Other Obligations

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016.

Uncollateralized Promissory Notes

On May 20, 2016, the Company acquired all of the outstanding equity interests of the Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal payments of $1,500 each due on the first, second, third, and fourth anniversaries of May 20, 2016, the effective date of the acquisition. The outstanding balance of the Dade Moeller Notes was $6,000 as of June 30, 2016 and $0 as of December 31, 2015.

On July 1, 2015, the Company acquired all of the outstanding equity interests of the The RBA Group, Inc., Engineers, Architects and Planners (“RBA”). The purchase price included an aggregate of $4,000 of uncollateralized promissory notes bearing interest at 3.0% (the “RBA Notes”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Notes was $4,000 as of June 30, 2016 and December 31, 2015.

On June 24, 2015, the Company acquired certain assets of Allwyn Priorities, LLC. (“Allwyn”). The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $333 and $500 as of June 30, 2016 and December 31, 2015, respectively.

On April 22, 2015, the Company acquired all of the outstanding equity interests of Richard J. Mendoza, Inc. (“Mendoza”). The purchase price included an uncollateralized $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and an uncollateralized $500 promissory note bearing interest at 3% (the “Mendoza Note”) that is payable in two equal payments of $250 each due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. The outstanding balance of the short-term promissory note was $0 and $278 as of June 30, 2016 and December 31, 2015, respectively. The outstanding balance of the Mendoza Note was $250 and $500 as of June 30, 2016 and December 31, 2015, respectively.

On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $938 and $1,250 as of June 30, 2016 and December 31, 2015, respectively.

On November 3, 2014, the Company acquired certain assets of the Buric Companies. The purchase price included an uncollateralized, 3% interest bearing promissory note in the aggregate principal amount of $300 (the “Buric Note”). The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The carrying value of the Buric Note was approximately $200 as of June 30, 2016 and December 31, 2015.

On June 30, 2014, the Company acquired certain assets of Owner’s Representative Services, Inc. (“ORSI”). The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $450 (the “ORSI Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition. The carrying value of the ORSI Note was approximately $225 as of June 30, 2016 and December 31, 2015.

On March 21, 2014, the Company acquired all of the outstanding equity interests of NV5, LLC (formally known as AK Environmental, LLC.) The purchase price included an uncollateralized $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $1,000 and $2,000 as of June 30, 2016 and December 31, 2015, respectively.

On January 31, 2014, the Company acquired certain assets of Air Quality Consulting Inc. (“AQC”). The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $300 (the “AQC Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $150 each, due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition. As of June 30, 2016 and December 31, 2015, the carrying value of the AQC Note was $0 and $150, respectively.

On April 30, 2013, the Company acquired certain assets and assumed certain liabilities of Consilium Partners. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200, bearing interest at 4.0%, payable in three equal payments of approximately $67 each, and due on the first, second and third anniversaries of April 30, 2013, the effective date of the acquisition. The outstanding balance of this note was approximately $0 and $67 as of June 30, 2016 and December 31, 2015, respectively.

 Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2016.

Effects of Inflation

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

In March 2016, FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of ASU 2016-09 and have not yet determined its impact on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize, in the balance sheet, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset over the lease term. The amendments in this accounting standard update are to be applied using a modified retrospective approach and are effective for fiscal years beginning after December 15, 2018. We are currently evaluating the requirements of ASU 2016-02 and have not yet determined its impact on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes as substantially all of our debt is currently financed with fixed interest rates. Our only debt subject to interest rate risk is the Credit Facility which interest rate is subject to changes in the prime rate. As of June 30, 2016 and December 31, 2015, the outstanding balance on the Credit Facility was $0. As result, we believe our market risk is minimal.

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

ITEM 1A.     RISK FACTORS.

During the six months ended June 30, 2016, there have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the three months ended June 30, 2016, we issued the following securities that were not registered under the Securities Act:

In May 2016, we issued 36,261 shares of our common stock as partial consideration for our May 20, 2016 acquisition of Dade Moeller. We issued these shares in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. For a description of our acquisition of Dade Moeller, see Note 4, Business Acquisitions, to the consolidated financial statements.

Issuer Purchase of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

 ITEM 5. OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

Number	Description

4.1*	Warrant dated as of March 23, 2016 executed May 5, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

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

NV5 GLOBAL, INC.

By: /s/ Michael P. Rama
Date: August 5, 2016	Michael P. Rama Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)