Form 10-Q
period 2016-09-30
NV5 Global, Inc.
filed 2016-11-03
CIK 1532961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 2, 2016, there were 10,395,243 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$53,066	$23,476
Accounts receivable, net of allowance for doubtful accounts of $1,895 and $1,536 as of September 30, 2016 and December 31, 2015, respectively	64,102	47,747
Prepaid expenses and other current assets	1,195	1,092
Deferred income tax assets	1,496	1,440
Total current assets	119,859	73,755
Property and equipment, net	3,762	3,091
Intangible assets, net	22,740	12,367
Goodwill	37,472	21,679
Other assets	1,014	877
Total Assets	$184,847	$111,769

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,632	$6,658
Accrued liabilities	13,013	9,564
Income taxes payable	755	813
Billings in excess of costs and estimated earnings on uncompleted contracts	215	293
Client deposits	109	110
Current portion of contingent consideration	442	458
Current portion of notes payable and other obligations	6,192	4,347
Total current liabilities	32,358	22,243
Contingent consideration, less current portion	467	821
Notes payable and other obligations, less current portion	9,963	6,360
Deferred income tax liabilities	1,727	1,582
Total liabilities	44,515	31,006

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 45,000,000 shares authorized, 10,394,283 and 8,124,627 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	104	81
Additional paid-in capital	113,488	62,260
Retained earnings	26,740	18,422
Total stockholders’ equity	140,332	80,763
Total liabilities and stockholders’ equity	$184,847	$111,769

 See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Gross revenues	$60,091	$48,701	$160,888	$112,335

Direct costs:
Salaries and wages	20,274	16,856	53,744	39,122
Sub-consultant services	8,854	6,859	22,246	15,306
Other direct costs	3,307	3,455	8,209	8,120

Total direct costs	32,435	27,170	84,199	62,548

Gross Profit	27,656	21,531	76,689	49,787

Operating Expenses:
Salaries and wages, payroll taxes and benefits	14,096	10,549	40,575	25,258
General and administrative	4,415	3,422	12,640	9,162
Facilities and facilities related	2,066	1,565	5,803	3,429
Depreciation and amortization	1,604	1,048	4,285	2,446

Total operating expenses	22,181	16,584	63,303	40,295

Income from operations	5,475	4,947	13,386	9,492

Other expense:
Interest expense	(81)	(78)	(221)	(180)

Total other expense	(81)	(78)	(221)	(180)

Income before income tax expense	5,394	4,869	13,165	9,312
Income tax expense	(1,990)	(1,867)	(4,847)	(3,492)
Net income	$3,404	$3,002	$8,318	$5,820

Earnings per share:
Basic	$0.34	$0.40	$0.94	$0.90
Diluted	$0.33	$0.38	$0.90	$0.84

Weighted average common shares outstanding:
Basic	9,941,517	7,516,063	8,826,090	6,454,158
Diluted	10,353,793	7,943,131	9,215,365	6,945,274

 See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2015	8,124,627	$81	$62,260	$18,422	$80,763

Stock compensation	-	-	1,704	-	1,704
Restricted stock issuance, net	123,333	1	(1)	-	-
Proceeds from secondary offering, net of costs	1,955,000	20	47,127	-	47,147
Proceeds from exercise of unit warrant	140,000	2	1,006	-	1,008
Stock issuance for acquisitions	42,368	-	1,075	-	1,075
Tax benefit from stock based compensation	-	-	155	-	155
Payment of contingent consideration with common stock	8,955	-	162	-	162
Net income	-	-	-	8,318	8,318
Balance, September 30, 2016	10,394,283	$104	$113,488	$26,740	$140,332

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash Flows From Operating Activities:
Net income	$8,318	$5,820
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,285	2,446
Provision for doubtful accounts	246	263
Stock compensation	1,704	1,229
Change in fair value of contingent consideration	88	72
Loss on disposal of leasehold improvements	2	-
Excess tax benefit from stock based compensation	(155)	(1,536)
Deferred income taxes	88	383
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(7,795)	(10,122)
Prepaid expenses and other assets	372	427
Accounts payable	2,892	(2,016)
Accrued liabilities	476	1,933
Income taxes payable	96	967
Billings in excess of costs and estimated earnings on uncompleted contracts	(78)	(221)
Client deposits	147	(13)
Net cash provided by (used in) operating activities	10,686	(368)

Cash Flows From Investing Activities:
Cash paid for acquisitions	(24,388)	(10,427)
Purchase of property and equipment	(566)	(428)
Net cash used in investing activities	(24,954)	(10,855)

Cash Flows From Financing Activities:
Proceeds from secondary offerimg	51,319	32,068
Payments of secondary offering costs	(4,172)	(2,649)
Exercise of warrants costs	-	(217)
Payments on notes payable	(4,156)	(7,660)
Payments of contingent consideration	(296)	(533)
Excess tax benefit from stock based compensation	155	1,536
Payments on stock repurchase obligation	-	(935)
Proceeds from exercise of unit warrant	1,008	3,186
Net cash provided by financing activities	43,858	24,796

Net increase in Cash and Cash Equivalents	29,590	13,573
Cash and cash equivalents – beginning of period	23,476	6,872
Cash and cash equivalents – end of period	$53,066	$20,445

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$255	$164
Cash paid for income taxes	$4,642	$2,114

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$-	$1,307
Notes payable and other obligations for acquisitions	$9,333	$9,250
Stock issuance for acquisitions	$1,075	$900
Payment of contingent consideration with common stock	$162	$100

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 1 - Organization and Nature of Business Operations

Business

NV5 Global, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Global”) is a provider of professional and technical engineering and consulting solutions to public and private sector clients in the infrastructure, energy, construction, real estate and environmental markets, operating through a network of 72 offices in 26 states in the United States and internationally in Macau, Shanghai, Hong Kong and Vietnam. The Company’s clients include the U.S. federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to, planning, design, consulting, permitting, inspection and field supervision, management oversight, forensic engineering, litigation support, condition assessment and compliance certification.

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

Concentration of Credit Risk

 Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 35% and 43% of the Company’s gross revenues for the nine months ended September 30, 2016 and 2015, respectively, are from California-based projects. The Company does not have any client representing more than 10% of gross revenues during the nine months ended September 30, 2016 and 2015. Approximately 50% and 63% of the Company’s accounts receivable as of September 30, 2016 and December 31, 2015, respectively, are from government and government-related contracts. Management continually evaluates the creditworthiness of these and future clients and provides for bad debt reserves as necessary.

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

The Company considers cash and cash equivalents, accounts receivable, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. As of September 30, 2016 and December 31, 2015, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, income taxes payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The Company applies the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. The allocation of the purchase price to identifiable intangible assets (customer relationships, customer backlog, trade name and non-compete) is based on valuations performed to determine the fair values of such assets as of the acquisition dates. The Company engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities assumed for the 2016 and 2015 acquisitions, other than Allwyn and Weir acquisitions which was prepared internally. The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates.  The Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability on the consolidated balance sheet. Changes in the estimated fair value of contingent earn-out payments are included in General and Administrative expenses on the Consolidated Statements of Net Income and Comprehensive Income.

Several factors are considered when determining contingent consideration liabilities as part of the purchase price, including whether (i) the valuation of the acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (ii) the former owners of the acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of other key employees.  The contingent earn-out payments are not affected by employment termination.

We review and re-assess the estimated fair value of contingent consideration liabilities on a quarterly basis, and the updated fair value could differ materially from the initial estimates.  Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.

The Company measures contingent consideration recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3, as defined in the accounting guidance. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration liabilities on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are projections over the earn-out period, and the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent consideration liabilities. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and amount paid will be recorded in earnings (see Note 10).

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

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with the FASB ASC 260, Earnings per Share, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. The weighted average number of shares outstanding in calculating basic earnings per share for the three and nine months ended September 30, 2016 and 2015 exclude 434,082 and 411,893 non-vested restricted shares, respectively, issued since 2010. These non-vested restricted shares are not included in basic earnings per share until the vesting requirement is met. The weighted average number of shares outstanding in calculating diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 includes, if outstanding, non-vested restricted shares and units, issuable shares related to acquisitions, and the shares and warrants associated with the Company’s initial public offering. In calculating diluted earnings per share for the three and nine months ended September 30, 2016 and 2015, there were no potentially anti-dilutive securities.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Numerator:
Net income – basic and diluted	$3,404	$3,002	$8,318	$5,820

Denominator:
Basic weighted average shares outstanding	9,941,517	7,516,063	8,826,090	6,454,158
Effect of dilutive non-vested restricted shares and units	203,997	314,930	209,032	379,429
Effect of issuable shares related to acquisitions	102,810	18,205	55,551	11,723
Effect of warrants	105,469	93,933	124,692	99,964
Diluted weighted average shares outstanding	10,353,793	7,943,131	9,215,365	6,945,274

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

Note 4 – Business Acquisitions

On September 12, 2016, the Company acquired certain assets of Weir Environmental, L.L.C. (“Weir”), a New Orleans, Louisiana-based emergency remediation and environmental assessment firm. Weir also provides residential and commercial property loss consulting services. The purchase price of this acquisition was $1,000 including $300 in cash, $500 promissory note (bearing interest at 3.0%), payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition (see Note 9) and $200 of the Company’s common stock (6,140 shares) as of the closing date of the acquisition.

On May 20, 2016, the Company acquired Dade Moeller & Associates, Inc., a North Carolina corporation ("Dade Moeller"). Dade Moeller provides professional services in radiation protection, health physics, and worker safety to government and commercial facilities.  Dade Moeller's technical expertise includes radiation protection, industrial hygiene and safety, environmental services and laboratory consulting.  This acquisition expanded the Company’s environmental, health and safety services and allows the Company to offer these services on a broader scale within its existing network. The purchase price of this acquisition was $20,000 including $10,000 in cash, $6,000 in promissory notes (bearing interest at 3.5%), payable in four installments of $1,500, due on the first, second, third and fourth anniversaries of May 20, 2016, the effective date of the acquisition (see Note 9), $1,000 of the Company’s common stock (36,261 shares) as of the closing date of the acquisition, and $3,000 in stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for Dade Moeller, we engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities, however as of the date of this report, the valuation was not final. We expect to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter of 2016.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On February 1, 2016, the Company acquired Sebesta, Inc. (“Sebesta”), a St. Paul, Minnesota-based mechanical, electrical and plumbing (“MEP”) engineering and energy management company. Primary clients include federal and state governments, power and utility companies, and major educational, healthcare, industrial and commercial property owners throughout the United States. The purchase price of this acquisition was $14,000 paid from cash on hand. This acquisition expanded the Company’s MEP engineering and energy and allows the Company to offer these services on a broader scale within its existing network. In addition, this acquisition strengthens the Company’s geographic diversification and allows the Company to continue expanding its national footprint. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for Sebesta, we engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities.

On July 1, 2015, the Company acquired all of the outstanding equity interests of the RBA, a New Jersey based infrastructure engineering firm focused on the provision of transportation engineering, planning, and construction inspection, environmental engineering, civil engineering, surveying, and architecture services to public and private clients throughout the East Coast. The purchase price of up to $13,000 included $8,000 in cash, less $1,900 held back to cover liabilities associated with RBA’s deferred compensation plan which was paid to the RBA stockholders in July 2015, $4,000 promissory notes (bearing interest at the rate of 3.0% per annum), payable in four installments of $1,000, due on the first, second, third and fourth anniversaries of July 1, 2015, the effective date of the acquisition (see Note 9). The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash or the Company’s common stock, subject to the achievement of certain agreed upon financial metrics for the years ended 2016 and 2017. The earn-out of $1,000 is non-interest bearing and was recorded at its estimated fair value of $406, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. As of September 30, 2016 and December 31, 2015, the fair value of this contingent consideration is approximately $533 and $446, respectively. Furthermore, at closing the Company assumed and paid off approximately $4,000 of RBA’s indebtedness.

On June 24, 2015, the Company acquired certain assets of Allwyn, an environmental services firm based in Phoenix, Arizona, that specializes in environmental assessment, radon mitigation, NEPA planning and permitting, NQA-1 compliance, geotechnical engineering, construction materials testing and inspection, and water resources projects. The purchase price of up to $1,300 included up to $800 in cash and a $500 promissory note (bearing interest at 3.5%), payable in three installments of $167, due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition (see Note 9).

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

On January 30, 2015, the Company acquired all of the outstanding equity interests of Joslin, Lesser & Associates, Inc. (“JLA”), a program management and owner’s representation consulting firm that primarily services government owned facilities and public K through 12 school districts in the Boston, MA area. The purchase price of up to $5,500 included $2,250 in cash, a $1,250 promissory note (bearing interest at 3.5%), payable in four installments of $313, due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition (see Note 9), and $1,000 of the Company’s common stock (89,968 shares) as of the closing date of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash, notes and the Company’s common stock, subject to the achievement of certain agreed upon metrics for calendar year 2015. The earn-out of $1,000 is non-interest bearing and was recorded at its estimated fair value of $901, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. The note and the earn-out are due to a related party individual. As of September 30, 2016 and December 31, 2015, this contingent consideration was $375 and $500, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during 2016 and final fair values of the assets acquired and liabilities assumed as of the acquisition dates for the acquisitions closed during 2015:

	September 30,	December 31,
	2016	2015

Cash	$1	$1,033
Accounts receivable	8,807	16,050
Property and equipment	1,315	793
Prepaid expenses	474	457
Other assets	286	118
Intangible assets:
Customer relationships	10,669	5,833
Trade name	1,119	1,035
Customer backlog	1,663	1,510
Non-compete	224	613
Favorable (unfavorable) lease	(225)	778
Total Assets	24,333	28,220
Liabilities	(5,328)	(13,521)
Deferred tax liabilities	-	(2,238)
Net assets acquired	19,005	12,461

Consideration paid (Cash, Notes and/or stock)	34,798	21,691
Contingent earn-out liability (Cash and stock)	-	1,307
Total Consideration	34,798	22,998
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$15,793	$10,537

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from these acquisitions. The goodwill acquired during the nine months ended September 30, 2016 was assigned to the program management (the “PM”) reportable segment. Goodwill of approximately $15,199 is expected to be deductible for income tax purposes for the 2016 acquisitions.

The consolidated financial statements of the Company for the three and nine months ended September 30, 2016 include the results of operations from the businesses acquired during 2016 from its date of acquisition to September 30, 2016. For the three and nine months ended September 30, 2016, the results include gross revenues of $12,363 and $27,481, respectively, and pre-tax income of approximately $1,108 and $2,560, respectively. The consolidated financial statements of the Company for the three and nine months ended September 30, 2015 include the results of operations from the businesses acquired during 2015 from their respective dates of acquisition to September 30, 2015. For the three and nine months ended September 30, 2015, the results include gross revenues of approximately $16,504 and $22,630, respectively and pre-tax income of $2,147 and $3,659, respectively. Included in general and administrative expense for the three and nine months ended September 30, 2016 is $8 and $439, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and nine months ended September 30, 2016 and 2015 as if the RBA, Sebesta and Dade Moeller acquisitions had occurred as of January 1, 2015. The pro forma information provided below is compiled from the financial statements of these acquisitions and includes pro forma adjustments for amortization expense, reduction in certain expenses and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had these acquisitions operations actually been acquired on January 1, 2015; or (ii) future results of operations:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Gross revenues	$60,091	$62,357	$172,777	$170,835
Net income	$3,404	$3,090	$8,508	$6,232
Basic earnings per share	$0.35	$0.44	$0.97	$0.97
Diluted earnings per share	$0.33	$0.41	$0.92	$0.90

The Company determined that the Weir acquisition does not constitute a significant business combination individually. Therefore, pro forma financial statements are not required to be disclosed.

 Note 5 – Accounts Receivable, net

Accounts receivable, net, consists of the following:

	September 30,	December 31,
	2016	2015

Billed	$40,616	$32,806
Unbilled	24,861	15,678
Contract retentions	520	799

	65,997	49,283
Less: allowance for doubtful accounts	(1,895)	(1,536)
Accounts receivable, net	$64,102	$47,747

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 6 – Property and Equipment, net

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2016	2015

Office furniture and equipment	$1,328	$459
Computer equipment	3,612	3,165
Survey and field equipment	1,468	1,265
Leasehold improvements	1,568	1,165
	7,976	6,054
Accumulated depreciation	(4,214)	(2,963)
Property and equipment – net	$3,762	$3,091

Depreciation expense was $416 and $257 for the three months ended September 30, 2016 and 2015, respectively, and $1,208 and $569 for the nine months ended September 30, 2016 and 2015, respectively.

 Note 7 – Goodwill and Intangible Assets

Goodwill

On August 1, 2016, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2016. There were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2016 through September 30, 2016.

The table set forth below shows the change in goodwill during the nine months ended September 30, 2016:

	September 30,	December 31,
	2016	2015
Balance as of the beginning of the year	$21,679	$11,142
Acquisitions	15,793	10,537
Balance as of the end of the period	$37,472	$21,679

Intangible Assets

Intangible assets, net, as of September 30, 2016 and December 31, 2015 consist of the following:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$23,282	$(5,064)	$18,218	$12,614	$(3,643)	$8,971
Trade name	3,382	(2,379)	1,003	2,262	(1,626)	636
Customer backlog	4,372	(2,028)	2,344	2,709	(1,420)	1,289
Favorable lease	553	(84)	469	778	(44)	734
Non-compete	1,510	(804)	706	1,286	(549)	737
Total	$33,099	$(10,359)	$22,740	$19,649	$(7,282)	$12,367

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Amortization expense was $1,189 and $791 for the three months ended September 30, 2016 and 2015, respectively, and $3,077 and $1,877 for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the future estimated aggregate amortization related to intangible assets is as follows:

Period ending September 30,

2017	$4,488
2018	3,097
2019	2,768
2020	2,270
2021	1,979
Thereafter	8,138
Total	$22,740

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2016	2015
Deferred rent	$688	$615
Payroll and related taxes	2,334	3,131
Professional liability reserve	155	216
Benefits	1,303	639
Accrued vacation	5,029	2,994
Other	3,504	1,969
Total	$13,013	$9,564

  Note 9 – Notes Payable and Other Obligations

Notes payable and other obligations consists of the following:

	September 30,	December 31,
	2016	2015

Note Payable	$397	$754
Other Obligations	2,733	-
Uncollateralized promisory notes	13,025	9,953
Total Notes Payable and Other Obligations	16,155	10,707
Current portion of notes payable and other obligations	(6,192)	(4,347)
Notes payable and other obligations, less current portion	$9,963	$6,360

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

 Credit Facility

On January 31, 2014, the Company entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which was amended on September 3, 2014 and provides for a two-year, $8,000 revolving credit facility (the “Credit Facility”). On July 20, 2015, the Company amended the Credit Facility to add additional subsidiary guarantors, establish a within-line facility of up to $1,000 for the issuance of standby letters of credit and extend the maturity date of the Credit Facility to May 31, 2016 from January 31, 2016. The interest rate was prime rate plus 0.50%, with a minimum of 3.75%. The Credit Facility contained certain financial covenants, including an annual maximum debt to tangible net worth ratio of 3.0:1.0 as of December 31, 2014 and for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contained an annual minimum debt service coverage ratio equal to 1.5:1.0 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contained financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. The Credit Facility was guaranteed by the Company’s wholly-owned subsidiaries: (i) NV5 Holdings, (ii) NV5, Inc. (iii) NV5, LLC, (iv) JLA, and (v) RBA. As of September 30, 2016 and December 31, 2015, the Company was in compliance with the financial and reporting covenants. As of September 30, 2016 and December 31, 2015, the outstanding balance on the Credit Facility was $0. Standby letters of credit outstanding were $146 as of September 30, 2016 and December 31, 2015.

Note Payable

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of September 30, 2016 and December 31, 2015, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, the Company pays quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured. As of September 30, 2016 and December 31, 2015, the outstanding balance on the Nolte Note was approximately $397 and $754, respectively.

Other Obligations

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016.

Uncollateralized Promissory Notes

On September 12, 2016, the Company acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition. The outstanding balance of the Weir Note was $500 and $0 as of September 30, 2016 and December 31, 2015, respectively.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal payments of $1,500 each due on the first, second, third, and fourth anniversaries of May 20, 2016, the effective date of the acquisition. The outstanding balance of the Dade Moeller Notes was approximately $6,000 and $0 as of September 30, 2016 and December 31, 2015, respectively.

On July 1, 2015, the Company acquired all of the outstanding equity interests of RBA. The purchase price included an aggregate of $4,000 of uncollateralized promissory notes bearing interest at 3.0% (the “RBA Notes”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Notes was $3,000 and $4,000 as of September 30, 2016 and December 31, 2015, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On June 24, 2015, the Company acquired certain assets of Allwyn Priorities, LLC. (“Allwyn”). The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $333 and $500 as of September 30, 2016 and December 31, 2015, respectively.

On April 22, 2015, the Company acquired all of the outstanding equity interests of Richard J. Mendoza, Inc. (“Mendoza”). The purchase price included an uncollateralized $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and an uncollateralized $500 promissory note bearing interest at 3% (the “Mendoza Note”) that is payable in two equal payments of $250 each due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. The outstanding balance of the short-term promissory note was $0 and $278 as of September 30, 2016 and December 31, 2015, respectively, and for the Mendoza Note was $250 and $500 as of September 30, 2016 and December 31, 2015, respectively.

On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $938 and $1,250 as of September 30, 2016 and December 31, 2015, respectively.

On November 3, 2014, the Company acquired certain assets of the Buric Companies. The purchase price included an uncollateralized, 3% interest bearing promissory note in the aggregate principal amount of $300 (the “Buric Note”). The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The carrying value of the Buric Note was approximately $200 as of September 30, 2016 and December 31, 2015.

On June 30, 2014, the Company acquired certain assets of Owner’s Representative Services, Inc. (“ORSI”). The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $450 (the “ORSI Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition. The carrying value of the ORSI Note was $0 and $225 as of September 30, 2016 and December 31, 2015, respectively.

On March 21, 2014, the Company acquired all of the outstanding equity interests of NV5, LLC (formerly known as AK Environmental, LLC.). The purchase price included an uncollateralized $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $1,000 and $2,000 as of September 30, 2016 and December 31, 2015, respectively.

On January 31, 2014, the Company acquired certain assets of Air Quality Consulting Inc. (“AQC”). The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $300 (the “AQC Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $150 each, due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition. As of September 30, 2016 and December 31, 2015, the carrying value of the AQC Note was $0 and $150, respectively.

On April 30, 2013, the Company acquired certain assets and assumed certain liabilities of Consilium Partners. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200, bearing interest at 4.0%, payable in three equal payments of approximately $67 each, and due on the first, second and third anniversaries of April 30, 2013, the effective date of the acquisition. The outstanding balance of this note was approximately $0 and $67 as of September 30, 2016 and December 31, 2015, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

      Future contractual maturities of long-term debt as of September 30, 2016, are as follows:

Period ending September 30,

2017	$6,192
2018	4,440
2019	3,901
2020	1,622
Total	$16,155

As of September 30, 2016 and December 31, 2015, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

Note 10 – Contingent Consideration

The following table summarizes the changes in the carrying value of estimated contingent consideration:

	September 30,	December 31,
	2016	2015

Contingent consideration, beginning of the year	$1,279	$941
Additions for acquisitions	-	1,306
Reduction of liability for payments made	(458)	(633)
Increase (reduction) of liability related to re-measurement of fair value	88	(335)
Total contingent consideration, end of the period	909	1,279
Current portion if contingent consideration	(442)	(458)
Contingent consideration, less current portion	$467	$821

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 12 – Stock-Based Compensation

In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of September 30, 2016, 685,115 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date. A summary of the changes in unvested shares of the restricted stock during the year ended September 30, 2016 is presented below.

The following table summarizes the status of restricted stock awards as of September 30, 2016 and December 31, 2015, and changes during 2016:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value

Unvested shares as of January 1, 2016	430,816	$13.08
Granted	132,048	$23.98
Vested	(99,972)	$8.12
Forfeited	(15,590)	$16.83
Unvested shares as of September 30, 2016	447,302	$17.35

Share-based compensation expense relating to restricted stock awards during the three months ended September 30, 2016 and 2015 was $655 and $563, respectively, and for the nine months ended September 30, 2016 and 2015 was $1,704 and $1,229, respectively. Approximately $4,852 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 2.2 years, is unrecognized at September 30, 2016.

Note 13 – Income Taxes

As of September 30, 2016 and December 31, 2015, the Company had net current deferred income tax assets of $1,446 and $1,440, respectively, and non-current deferred tax liabilities of $1,727 and $1,582, respectively. No valuation allowance against the Company’s net deferred income tax assets is needed as of September 30, 2016 and December 31, 2015 as it is more-likely-than-not that the positions will be realized upon settlement. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes. During the three and nine months ended September 30, 2016, the Company did not record any deferred tax assets or liabilities in conjunction with the purchase price allocation of acquisitions as a result of the intangibles acquired.

The Company’s consolidated effective income tax rate was 36.9% and 36.8% for the three and nine months ended September 30, 2016, respectively. The Company’s consolidated effective income tax rate was 38.3% and 37.5% for the three and nine months ended September 30, 2015, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39.0% is principally due to the federal domestic production activities deduction.

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

 At September 30, 2016 and December 31, 2015, the Company had $570 of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at September 30, 2016 and December 31, 2015 were $570 of tax benefits that, if recognized, would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months.

Note 14 – Reportable Segments

The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (“Topic No. 280”). As of September 30, 2016, the Company continues to report based on the following reportable segments:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following tables set forth summarized financial information concerning our reportable segments. Prior period segment financial information presented has been recast to reflect the reporting structure as evaluated during the fourth quarter of 2015:

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30

	2016	2015	2016	2015
Gross revenues
INF	$27,837	$27,012	$79,435	$61,231
CQA	8,279	8,635	23,569	21,310
PM	25,443	13,275	61,535	30,828
Elimination of inter- segment revenues	(1,468)	(221)	(3,651)	(1,034)
Total gross revenues	$60,091	$48,701	$160,888	$112,335

Income before taxes
INF	$3,745	$3,645	$11,243	$7,564
CQA	1,617	1,769	4,153	3,791
PM	4,407	2,676	9,887	6,912
Total Segment income before taxes	9,769	8,090	25,283	18,267
Corporate (1)	(4,375)	(3,221)	(12,118)	(8,955)
Total income before taxes	$5,394	$4,869	$13,165	$9,312

(1)

Includes amortization of intangibles of $1,189 and $791 for the three months ended September 30, 2016 and 2015 respectively, and $3,077 and $1,877 for the nine months ended September 30, 2016 and 2015. respectively.

Note 15 – Subsequent Events

On October 26, 2016, the Company acquired all of the outstanding equity interests of the JBA Consulting Engineers, Inc. (“JBA”), a Las Vegas, Nevada-based MEP engineering, acoustics, technology, and fire protection consulting firm. The acquisition of JBA will expand and strengthen the Company’s existing energy and environmental platform by introducing our professionals to new clients and making new services available to our existing clients. The purchase price of this acquisition was $23,000 including $12,000 in cash paid at closing, $7,000 in promissory notes (bearing interest at 3.5%), payable in five installments of $1,400, due on the first, second, third, fourth and fifth anniversaries of October 26, 2016, the effective date of the acquisition, $1,400 of the Company’s common stock (44,947 shares) as of the closing date of the acquisition, $2,600 in stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two installments of $1,300, due on the first and second anniversaries of October 26, 2016, and an undertaking to issue by January 24, 2017, an equivalent number of shares of restricted common stock equal to an aggregate of $2,000, to be granted to certain key employees of JBA selected in the Company’s sole discretion and vesting over a period of four years.

Under the acquisition method of accounting, the Company will recognize the assets acquired and the liabilities assumed at their fair values and will record an allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company expects goodwill will be recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and the amount attributable to the reputation of the businesses acquired, the workforce in place and the synergies to be achieved from these acquisitions. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company will engage a third party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities of JBA. The initial accounting for this acquisition is incomplete at this time due to the recent closing of this transaction. The Company expects to establish a preliminary purchase price allocation with respect to this transaction by the end of the fourth quarter of 2016.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On October 14, 2016, NV5 Global, Inc. (the “Company”) entered into a commitment letter (the “Commitment Letter”) with Bank of America, N.A. (“Bank of America”) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”). Pursuant to the Commitment Letter, Bank of America has agreed to be the sole administrative agent for a five-year $80,000 Senior Secured Revolving Credit Facility (“Senior Credit Facility”) to the Company and has committed to lend to the Company all of the Senior Credit Facility, subject to certain terms and conditions. MLPFS has undertaken to act as sole lead arranger and sole book manager for the Senior Credit Facility and to use its best efforts to form a syndicate of financial institutions for the Senior Credit Facility (including Bank of America). In addition, the Senior Credit Facility will include an accordion feature permitting the Company to request an increase in the Senior Credit Facility by an additional amount of up to $60,000. The Senior Credit Facility will include a $5,000 sublimit for the issuance of standby letters of credit and a $15,000 sublimit for swingline loans. The proceeds of the Senior Credit Facility are intended to be used (i) to finance permitted acquisitions, (ii) for capital expenditures, and (iii) for general corporate purposes. The Company will pay customary fees, costs and expenses in connection with obtaining the Senior Credit Facility. The Commitment Letter expires on November 30, 2016, unless definitive documentation for the Senior Credit Facility is executed and delivered prior to such date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of NV5 Global, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our” or “NV5 Global”) should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2015, included in our Annual Report on Form 10-K (File No. 001-35849). This Quarterly Report on Form 10-Q contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from the results those anticipated in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Amounts presented are in thousands, except per share data.

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

Recent Acquisition, Developments and Challenges

 Acquisitions.

On October 26, 2016, we acquired all of the outstanding equity interests of the JBA Consulting Engineers, Inc. (“JBA”), a Las Vegas, Nevada-based MEP engineering, acoustics, technology, and fire protection consulting firm. We believe that the acquisition of JBA will expand and strengthen our existing energy and environmental platform by introducing our professionals to new clients and making new services available to our existing clients. The purchase price of this acquisition was $23,000 including $12,000 in cash paid at closing, $7,000 in promissory notes (bearing interest at 3.5%), payable in five installments of $1,400, due on the first, second, third, fourth and fifth anniversaries of October 26, 2016, the effective date of the acquisition, $1,400 of the Company’s common stock (44,947 shares) as of the closing date of the acquisition, $2,600 in stock or a combination of cash and shares of our common stock, at our discretion, payable in two installments of $1,300, due on the first and second anniversaries of October 26, 2016, and an undertaking to issue by January 24, 2017, an equivalent number of shares of restricted common stock equal to an aggregate of $2,000, to be granted to certain key employees of JBA selected in our sole discretion and vesting over a period of four years.

On September 12, 2016, we acquired certain assets of Weir Environmental, L.L.C. (“Weir”), a New Orleans, Louisiana-based emergency remediation and environmental assessment firm. Weir also provides residential and commercial property loss consulting services. The purchase price of this acquisition was $1,000 including $300 in cash, $500 promissory note (bearing interest at 3.0%), payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition and $200 of our common stock (6,140 shares) as of the closing date of the acquisition.

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

Tax credit.

The California Franchise Tax Board (“CFTB”) is challenging the use of certain research and development tax credits generated and included on the tax returns of an acquired company for the years 2005 to 2009. Fiscal years 2005 through 2015 are considered open tax years in the State of California and 2012 through 2015 in the U.S. federal jurisdiction and other state jurisdictions. At September 30, 2016 and December 31, 2015, the Company had $570 of unrecognized tax benefits.

 Backlog.

As of September 30, 2016, we had approximately $205,000 of gross revenue backlog expected to be recognized over the next 12 months compared to gross revenue backlog of approximately $155,300 as of December 31, 2015. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

 Segments.

As of September 30, 2016, we continue to report based on the following reportable segments:

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

For the nine months ended September 30, 2016 and 2015, cost-reimbursable contracts represented approximately 86% and 93%, respectively, of our total revenues.

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

For the nine months ended September 30, 2016 and 2015, fixed-price contracts represented approximately 14% and 7%, respectively, of our total revenues.

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

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those discussed below. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements. Our estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in our consolidated financial statements relate to the fair value estimates used in accounting for business combinations including the valuation of identifiable intangible assets and contingent consideration, fair value estimates in determining the fair value of its reporting units for goodwill impairment assessment, revenue recognition on the percentage-of-completion method, allowances for uncollectible accounts and provision for income taxes. During the nine months ended September 30, 2016, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Consolidated Results of Operations

The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Gross revenues	$60,091	$48,701	$160,888	$112,335
Less sub-consultant services and other direct costs	(12,161)	(10,314)	(30,455)	(23,426)

Net revenues (1)	47,930	38,387	130,433	88,909
Direct salary and wages costs	(20,274)	(16,856)	(53,744)	(39,122)

Gross profit	27,656	21,531	76,689	49,787

Operating expenses	22,181	16,584	63,303	40,295

Income from operations	5,475	4,947	13,386	9,492

Other expense (net)	(81)	(78)	(221)	(180)

Income tax expense	(1,990)	(1,867)	(4,847)	(3,492)

Net income	$3,404	$3,002	$8,318	$5,820

___________________________________________________

(1)

Net Revenues is not a measure of financial performance under GAAP. Gross revenues include sub-consultant costs and other direct costs which are generally pass-through costs. The Company believes that Net Revenues, which is a non-GAAP financial measure commonly used in our industry, which enhances investors’ ability to analyze our business trends and performance because it substantially measures the work performed by our employees.

Three and Nine Months Ended September 30, 2016 compared to the Three and Nine Months Ended September 30, 2015

Gross and Net Revenues.

Our consolidated gross revenues increased approximately $11,390 and $48,553 or approximately 23.4% and 43.2%, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Our consolidated net revenues increased approximately $9,543 and $41,524 or approximately 24.9% and 46.7%, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increases in gross and net revenues are due primarily to organic growth from our existing platform as well as the contribution from various acquisitions completed in 2015 and the nine months ended September 30, 2016. The increase in gross revenues for the three and nine months ended September 30, 2016, includes gross revenues of $12,363 and $27,363, respectively, related to acquisitions closed during 2016. The increase in net revenues for the three and nine months ended September 30, 2016, includes net revenues of $11,398 and $24,945, respectively, related to acquisitions closed during 2016. Also contributing to the increases in net revenues for the nine months ended September 30, 2016 is an increased utilization of our billable employees and reduction of sub-consultants used to perform services in 2016. The growth in revenues was primarily attributable to increases in energy distribution services; construction materials testing and engineering services; and program and construction management services. However, the increases in gross and net revenues during the three and nine months ended September 30, 2016 were partially offset by reductions in revenues related to the short-term project delays in from infrastructure projects and slowdown in our pipeline transmission business. We are currently unaware of any long-term delays in current projects and therefore are not anticipating such to influence future revenues. Such revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Gross Profit.

As a percentage of gross revenues, our gross profit margin was 46.0% and 44.2%, for the three months ended September 30, 2016 and 2015, respectively. As a percentage of gross revenues, our gross profit margin was 47.7% and 44.3%, for the nine months ended September 30, 2016 and 2015, respectively. The improved gross profit margins were due primarily to reduction of sub-consultants used to perform services. Gross profit includes direct costs of contracts such as direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both gross revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

Operating expenses.

Our operating expenses increased approximately $5,597 and $23,008, or 33.7% and 57.1%, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increases in operating expenses were due primarily to integration costs from businesses acquired subsequent to September 30, 2015. The increases in operating expenses for the three and nine months ended September 30, 2016, include operating expenses of $5,851 and $13,273, respectively, related to acquisitions closed during 2016. During the three and nine months ended September 30, 2016, acquisition related expenses were approximately $8 and $439, respectively, compared to approximately $327 and $716, during the three and nine months ended September 30, 2015. Also contributing to the increase in operating costs is the increased amortization of intangible assets. During the three and nine months ended September 30, 2016, amortization of intangible assets was approximately $1,189 and $3,077, respectively, compared to $791 and $1,877, during the three and nine months ended September 30, 2015, respectively. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs. Therefore, when our professional services revenues increase or decrease, it is not unusual to see a corresponding change in operating expenses.

      Income taxes.

Our consolidated effective income tax rate was 36.9% and 36.8% for the three and nine months ended September 30, 2016, respectively. Our consolidated effective income tax rate was 38.3% and 37.5% for the three and nine months ended September 30, 2015, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39.0% is principally due to the federal domestic production activities deduction.

Segment Results of Operations

The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30

	2016	2015	2016	2015
Gross revenues
INF	$27,837	$27,012	$79,435	$61,231
CQA	8,279	8,635	23,569	21,310
PM	25,443	13,275	61,535	30,828
Elimination of inter- segment revenues	(1,468)	(221)	(3,651)	(1,034)
Total gross revenues	$60,091	$48,701	$160,888	$112,335

Income before taxes
INF	$3,745	$3,645	$11,243	$7,564
CQA	1,617	1,769	4,153	3,791
PM	4,407	2,676	9,887	6,912
Total Segment income before taxes	9,769	8,090	25,283	18,267
Corporate	(4,375)	(3,221)	(12,118)	(8,955)
Total income before taxes	$5,394	$4,869	$13,165	$9,312

(1) Includes amortization of intangibles of $1,189 and $791 for the three months ended September 30, 2016 and 2016, respectively, and $3,077 and $1,877 for the nine months ended September 30, 2016 and 2015, respectively.

Three and Nine Months Ended September 30, 2016 compared to the Three and Nine Months Ended September 30, 2015

Our gross revenues from INF reportable segment increased approximately $825 and $18,204, or 3.1% and 29.7% for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The increase in revenues for the three and nine months ended reflects increases in energy distribution services and transportation services and the acquisition of RBA in 2015, partially offset by reductions in gross revenues related to the slowdown in our pipeline transmission business.

Segment Income Before Taxes from INF increased $100 and increased $3,679, or 2.7% and 48.6%, for the three and nine months ended September 30, 2016 compared to the same periods in 2015. These increases were primarily due to increased revenues from organic growth, contributions from acquisitions completed in 2015 for a full period in 2016 as well as a reduction of sub-consultants used to perform services.

Our gross revenues from CQA reportable segment decreased approximately $356 and increased $2,259, or 4.3% and 10.6% for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The growth in revenues from CQA was primarily attributable to increases in construction materials testing and engineering services partially offset by reductions in revenues from environmental engineering services.

Segment Income Before Taxes from CQA decreased $152 and increased $362, or 8.6% and 9.5%, for the three and nine months ended September 30, 2016 compared to the same periods in 2015. These changes were primarily due to the changes in revenues for the respective periods as well as reductions of sub-consultants used to perform services.

Our gross revenues from PM reportable segment increased approximately $12,168 and $30,707, or 91.7% and 99.6%, for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The increases during the three and nine months ended September 30, 2016 includes $12,363 and $27,363, respectively, related to acquisitions closed during 2016. Excluding revenues from acquisitions closed during the three and nine months ended September 30, 2016, our revenues from PM decreased approximately $195 and increased $3,226, or 1.5% and 10.5%, for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The growth in revenues from PM was primarily attributable to increases in civil and facilities program management and construction management services, partially offset by reductions during the three months ended September 30, 2016 in revenues from program management services for transportation projects.

Segment Income Before Taxes from PM increased $1,731 and $2,975, or 64.7% and 43.0% for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The increase in operating income from PM is primarily due to increased revenues from organic growth and from the contributions from acquisitions completed in 2016.

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

Cash Flows

As of September 30, 2016, our cash and cash equivalents totaled $53,066 and accounts receivable, net of allowance for doubtful accounts, totaled $64,102, compared to $23,476 and $47,747, respectively, on December 31, 2015. As of September 30, 2016, our accounts payable and accrued liabilities were $11,632 and $13,013, respectively, compared to $6,658 and $9,564, respectively, on December 31, 2015. Also, as of September 30, 2016, we had notes payable and other obligations and contingent consideration of $16,155 and $908, respectively, compared to $10,707 and $1,279, respectively, on December 31, 2015. Increases in accounts receivable, accounts payable and accrued liabilities is a result of growth of the business and the acquisitions closed in 2016 and 2015.

Operating activities.

For the nine months ended September 30, 2016, net cash provided by operating activities amounted to $10,686, primarily attributable to net income of $8,318, which included non-cash charges of $5,989 from stock based compensation and depreciation and amortization, and increases of $3,368 in accounts payable and accrued liabilities partially offset by an increase of $7,795 in accounts receivable. During 2016, we made income tax payments of approximately $4,642.

For the nine months ended September 30, 2015, net cash used in operating activities amounted to $368, primarily attributable to net income of $5,820, which included non-cash charges of $3,675 stock based compensation and depreciation and amortization, and decreases of $83 in accounts payable and accrued liabilities partially offset by increases of $10,122 in accounts receivable. During 2015, we made income tax payments of $2,114.

Investing activities.

For the nine months ended September 30, 2016, net cash used in investing activities amounted to $24,954, primarily resulting from cash used for our acquisitions during 2016 of $24,388 and the purchase of property and equipment of $566 for our ongoing operations.

For the nine months ended September 30, 2015, net cash used in investing activities amounted to $10,855, primarily resulting from cash used for our acquisitions during 2015 of $10,427 and the purchase of property and equipment of $428 for our ongoing operations.

Financing activities.

For the nine months ended September 30, 2016, net cash provided by financing activities amounted to $43,858, primarily due to the net proceeds from the secondary offering of $47,147 and the unit warrant exercise of $1,008 offset by principal repayments of $4,156 towards long-term debt and $296 towards contingent consideration.

For the nine months ended September 30, 2015, net cash provided by financing activities amounted to $24,796, primarily due to the proceeds from the secondary offering of $29,419 and the warrant exercise of $3,186 offset by principal repayments of $7,660 towards long-term debt, $533 towards the contingent obligation and $935 in stock repurchase obligations.

Financing

On October 14, 2016, we entered into a commitment letter (the “Commitment Letter”) with Bank of America, N.A. (“Bank of America”) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”). Pursuant to the Commitment Letter, Bank of America has agreed to be the sole administrative agent for a five-year $80,000 Senior Secured Revolving Credit Facility (“Senior Credit Facility”) to us and has committed to lend to the Company all of the Senior Credit Facility, subject to certain terms and conditions. Additionally, MLPFS has undertaken to act as sole lead arranger and sole book manager for the Senior Credit Facility and to use its best efforts to form a syndicate of financial institutions for the Senior Credit Facility (including Bank of America) (the “Lenders”). In addition, the Senior Credit Facility will include an accordion feature permitting us to request an increase in the Senior Credit Facility by an additional amount of up to $60,000. The Senior Credit Facility will include a $5,000 sublimit for the issuance of standby letters of credit and a $15,000 sublimit for swingline loans. The proceeds of the Senior Credit Facility are intended to be used (i) to finance permitted acquisitions, (ii) for capital expenditures, and (iii) for general corporate purposes. We will pay customary fees, costs and expenses in connection with obtaining the Senior Credit Facility. The Commitment Letter expires on November 30, 2016, unless definitive documentation for the Senior Credit Facility is executed and delivered prior to such date.

Credit Facility

On January 31, 2014, we entered into a Business Loan Agreement with Western Alliance Bank, an Arizona corporation (“Western Alliance”), as lender, which was amended on September 3, 2014 and provides for a two-year, $8,000 revolving credit facility (the “Credit Facility”). On July 20, 2015, we amended the Credit Facility to add additional subsidiary guarantors, establish a within-line facility of up to $1,000 for the issuance of standby letters of credit and extend the maturity date of the Credit Facility to May 31, 2016 from January 31, 2016. The interest rate was prime rate plus 0.50%, with a minimum of 3.75%. The Credit Facility contained certain financial covenants, including an annual maximum debt to tangible net worth ratio of 3.0:1.0 as of December 31, 2014 and for each annual period ending on the last day of each fiscal year thereafter. In addition, the Credit Facility contained an annual minimum debt service coverage ratio equal to 1.5:1.0 for each annual period ending on the last day of the fiscal year beginning December 31, 2013. The Credit Facility also contained financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. The Credit Facility was guaranteed by our wholly-owned subsidiaries: (i) NV5 Holdings, (ii) NV5, Inc. (iii) NV5, LLC, (iv) JLA, and (v) RBA. As of September 30, 2016 and December 31, 2015, we were in compliance with the financial and reporting covenants. As of September 30, 2016 and December 31, 2015, the outstanding balance on the Credit Facility was $0. Standby letters of credit outstanding were $146 as of September 30, 2016 and December 31, 2015.

Note Payable

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of September 30, 2016 and December 31, 2015, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, we pay quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured. As of September 30, 2016 and December 31, 2015, the outstanding balance on the Nolte Note was approximately $397 and $754, respectively.

Other Obligations

On May 20, 2016, we acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of our common stock or a combination of cash and shares our common stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016.

Uncollateralized Promissory Notes

On October 26, 2016, we acquired all of the outstanding equity interests of the JBA Consulting Engineers, Inc. (“JBA”), a Las Vegas, Nevada-based MEP engineering, acoustics, technology, and fire protection consulting firm. We believe that the acquisition of JBA will expand and strengthen our existing energy and environmental platform by introducing our professionals to new clients and making new services available to our existing clients. The purchase price of this acquisition was $23,000 including $12,000 in cash paid at closing, $7,000 in promissory notes (bearing interest at 3.5%), payable in five installments of $1,400, due on the first, second, third, fourth and fifth anniversaries of October 26, 2016, the effective date of the acquisition, $1,400 of our common stock (44,947 shares) as of the closing date of the acquisition, $2,600 in stock or a combination of cash and shares of our common stock, at our discretion, payable in two installments of $1,300, due on the first and second anniversaries of October 26, 2016, and an undertaking to issue by January 24, 2017, an equivalent number of shares of restricted common stock equal to an aggregate of $2,000, to be granted to certain key employees of JBA selected in our sole discretion and vesting over a period of four years.

On September 12, 2016, we acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition. The outstanding balance of the Weir Note was $500 and $0 as of September 30, 2016 and December 31, 2015, respectively.

On May 20, 2016, we acquired all of the outstanding equity interests of the Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal payments of $1,500 each due on the first, second, third, and fourth anniversaries of May 20, 2016, the effective date of the acquisition. The outstanding balance of the Dade Moeller Notes was $6,114 as of September 30, 2016 and $0 as of December 31, 2015.

On July 1, 2015, we acquired all of the outstanding equity interests of the The RBA Group, Inc., Engineers, Architects and Planners (“RBA”). The purchase price included an aggregate of $4,000 of uncollateralized promissory notes bearing interest at 3.0% (the “RBA Notes”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Notes was $3,000 and $4,000 as of September 30, 2016 and December 31, 2015, respectively.

On June 24, 2015, we acquired certain assets of Allwyn Priorities, LLC. (“Allwyn”). The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $333 and $500 as of September 30, 2016 and December 31, 2015, respectively.

On April 22, 2015, we acquired all of the outstanding equity interests of Richard J. Mendoza, Inc. (“Mendoza”). The purchase price included an uncollateralized $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and an uncollateralized $500 promissory note bearing interest at 3% (the “Mendoza Note”) that is payable in two equal payments of $250 each due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. The outstanding balance of the short-term promissory note was $0 and $278 as of September 30, 2016 and December 31, 2015, respectively. The outstanding balance of the Mendoza Note was $250 and $500 as of September 30, 2016 and December 31, 2015, respectively.

On January 30, 2015, we acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $938 and $1,250 as of September 30, 2016 and December 31, 2015, respectively.

On November 3, 2014, we acquired certain assets of the Buric Companies. The purchase price included an uncollateralized, 3% interest bearing promissory note in the aggregate principal amount of $300 (the “Buric Note”). The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The carrying value of the Buric Note was approximately $200 as of September 30, 2016 and December 31, 2015.

On June 30, 2014, we acquired certain assets of Owner’s Representative Services, Inc. (“ORSI”). The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $450 (the “ORSI Note”) for which we have imputed interest at a rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition. The carrying value of the ORSI Note was approximately $0 and $225 as of September 30, 2016 and December 31, 2015, respectively

On March 21, 2014, we acquired all of the outstanding equity interests of NV5, LLC (formally known as AK Environmental, LLC.) The purchase price included an uncollateralized $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $1,000 and $2,000 as of September 30, 2016 and December 31, 2015, respectively.

On January 31, 2014, we acquired certain assets of Air Quality Consulting Inc. (“AQC”). The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $300 (the “AQC Note”) for which we have imputed interest at a rate of 3.75%. This note is payable in two equal payments of $150 each, due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition. As of September 30, 2016 and December 31, 2015, the carrying value of the AQC Note was $0 and $150, respectively.

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200, bearing interest at 4.0%, payable in three equal payments of approximately $67 each, and due on the first, second and third anniversaries of April 30, 2013, the effective date of the acquisition. The outstanding balance of this note was approximately $0 and $67 as of September 30, 2016 and December 31, 2015, respectively.

 Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes as substantially all of our debt is currently financed with fixed interest rates. Our only debt subject to interest rate risk is the Credit Facility which interest rate is subject to changes in the prime rate. As of September 30, 2016 and December 31, 2015, the outstanding balance on the Credit Facility was $0. As result, we believe our market risk is minimal.

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

ITEM 1A.     RISK FACTORS.

During the nine months ended September 30, 2016, there have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the three months ended September 30, 2016, we issued the following securities that were not registered under the Securities Act:

In July 2016, we issued 6,140 shares of our common stock as partial consideration for our acquisition of Weir. We issued these shares in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. For a description of our acquisition of Weir, see Note 4, Business Acquisitions, to the consolidated financial statements.

Issuer Purchase of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

 ITEM 5. OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

Number	Description

2.1

Stock Purchase Agreement, dated as of October 25, 2016, by and among J.B.A. Consulting Engineers, Inc., a Nevada corporation, each of the stockholders of J.B.A. Consulting Engineers, Inc., Carl Von Hake, as the sole stockholder representative of J.B.A. Consulting Engineers, Inc. and the Company (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 28, 2016).

10.1

Commitment Letter, effective as of October 14, 2016, by and among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 20, 2016).

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

NV5 GLOBAL, INC.

By: /s/ Michael P. Rama
Date: November 3, 2016	Michael P. Rama Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)