Form 10-K
period 2016-12-31
NV5 Global, Inc.
filed 2017-03-10
CIK 1532961

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sales price of the registrant’s common stock, as reported on The NASDAQ Capital Market on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $216.5 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 9, 2017, there were 10,585,922 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

NV5 GLOBAL, INC.

FORM 10-K ANNUAL REPORT

Cautionary Statement about Forward Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K and in our 2016 Annual Report to Stockholders, including all documents incorporated by reference, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “project,” “may,” “might,” “should,” “would,” “will,” “likely,” “will likely result,” “continue,” “could,” “future,” “plan,” “possible,” “potential,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance.

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

Our service capabilities are organized into five verticals: infrastructure, engineering, and support services; construction quality assurance; program management; energy services; and environmental services. As the needs of our clients have evolved and NV5 has grown, we have organized our company into two divisions: Infrastructure (INF), which includes our infrastructure, engineering, and support services, construction quality assurance and civil program management practices; and Buildings, Energy & Science (BES), which includes our energy and environmental practices as well as buildings program management.

We are headquartered in Hollywood, Florida, and operate our business from 71 locations in the U.S. and four locations abroad. All of our offices utilize our shared services platform, which consists of human resources, marketing, finance, information technology, legal, corporate development, and other corporate resources. Our shared services platform is scalable and optimizes the performance and efficiency of our business as we grow. By maintaining a centralized shared services platform, we believe we can better manage our business, apply universal financial and operational controls and procedures, increase efficiencies, and drive lower-cost solutions.

Our public sector clients include United States (“U.S.”) federal, state, municipal, and local government agencies, and military and defense clients. We also serve quasi-public and private sector clients from the education, healthcare, energy, and public utilities sectors, including schools, universities, hospitals, health care providers, insurance providers, large utility service providers, and large to small energy producers.

During our 70 years in the engineering and consulting business, we have worked with such clients and on such well-known projects as (in alphabetical order):

●	Atlantic City Tunnel Connection, NJ	●	Port of Miami, Tunnel and Capital Improvement to Pier Wharfs, FL

●	Balboa Naval Hospital, CA	●	Poseidon Desalination Plant, CA

●	Borgata Hotel and Casino, NJ	●	Madison Rail Station, NJ

●	Boston Logan Airport, MA	●	Manhattan Waterfront Greenway Improvement, NY

●	Bronx Zoo Astor Court Reconstruction, NY	●	Miami International Airport, FL

●	Caldecott Tunnel, CA	●	Miramar Marine Corps Air Station, CA

●	California Public Employees’ Retirement System, CA	●	Nassau Community College, NY

●	Catwalk National Recreation Trail, NM	●	The National World War II Museum, LA

●	Chicago O’Hare International Airport, IL	●	Palmyra Brownfield Development, NJ

●	Colorado Department of Transportation, CO	●	Peterson Air Force Base, CO

●	Cleveland Clinic, OH	●	Rice University, TX

		●	Rose Bowl Stadium, CA

●	Dallas Fort Worth International Airport, TX	●	Stanford University, CA

●	Fort Lauderdale Hollywood International Airport, FL	●	Sea Cliff, Shoreline Restoration, NY

●	Horseshoe Casino and Parking Garage, MD	●	University of Kansas Medical Center, KS

●	JFK International Airport, NY	●	University of Minnesota, MN

●	Lake Shenandoah Wetlands Mitigation, NJ	●	University of San Diego, CA

●	Las Vegas City Hall, NV	●	Wynn Resort, NV

●	McCarran International Airport, NV	●	Wynn Resort, China

Our current representative clients and project portfolio include (in alphabetical order):

●	Broward County, FL	●	New York Department of Transportation, NY

●	California Department of Transportation, or Caltrans, CA	●	New York Power Authority, NY

●	California High Speed Rail, CA	●	Port Authority of New York and New Jersey, NY/NJ

●	City of Austin, TX	●	Princeton University, NJ

●	City of Bakersfield, CA	●	Rutgers University, NJ

●	City of Carlsbad, CA	●	San Diego County, CA

●	City of Colorado Springs, CO	●	San Diego Gas & Electric, CA

●	City of Fresno, CA	●	San Diego International Airport, CA

●	City of Miami, FL	●	Santa Clara County Government, CA

●	City of Oceanside, CA	●	South Florida Water Management District, FL

●	City of Philadelphia, PA	●	Southern California Gas Company, CA

●	City of Sacramento, CA	●	Spectra Energy, TX

●	Cleveland Museum of Art, OH	●	University of California San Diego, CA

●	City of Bakersfield, CA	●	University of Illinois, IL

●	Florida Power and Light, FL	●	University of Iowa, IA

●	Imperial County, CA	●	University of Massachusetts, MA

●	Massachusetts Division of Capital Asset Management, MA	●	University of Miami, FL

●	Metropolitan Water District of Southern California, CA	●	University of Minnesota, MN

●	Miami-Dade County, FL	●	University of North Carolina, NC

●	Michigan State University, MI	●	University of Texas, TX

●	Minnesota Power, MN	●	University of Utah, UT

●	New Jersey Department of Transportation, NJ

●	New Jersey Turnpike Authority, NJ	●	U.S. Department of Veteran Affairs

●	New York City Economic Development Corporation, NY	●	U.S. Environmental Protection Agency

●	New York City Housing Authority, NY	●	Utah Department of Transportation, UT

●	New York Department of Environmental Protection, NY	●	Wynn Resorts, NV

Our History

On December 8, 2015, NV5 Holdings, Inc., the holding company, changed its name to NV5 Global, Inc. Also on December 8, 2015, NV5 Global, Inc., a wholly-owned subsidiary of the holding company, changed its name to NV5 Holdings, Inc.

NV5 Holdings, Inc. (formerly known as NV5 Global, Inc. and Vertical V, Inc.) (“NV5 Holdings”) was incorporated as a Delaware corporation in 2009.  NV5, Inc. (formerly known as Nolte Associates, Inc.) (“NV5”), which began operations in 1949, was incorporated as a California corporation in 1957, and was acquired by NV5 Holdings in 2010.  In March 2010, NV5 Holdings acquired the construction quality assurance operations of Bureau Veritas North America, Inc.  In October 2011, NV5 Holdings and NV5 completed a reorganization transaction in which NV5 Global, Inc. (formerly known as NV5 Holdings, Inc.) was incorporated as a Delaware corporation, acquired all of the outstanding shares of NV5 Holdings and NV5, and, as a result, became the holding company under which NV5, NV5 Holdings and the Company's other subsidiaries conduct business. In March 2013, NV5 Global completed its initial public offering. In 2014, NV5 Global acquired all the outstanding units in NV5, LLC, a North Carolina limited liability company (formerly known as AK Environmental, LLC) (“NV5, LLC”) which was originally incorporated as a New Jersey limited liability company in 2002 and reincorporated in North Carolina in 2013. In January 2015, NV5 Global acquired all the outstanding shares in Joslin Lesser Associates, Inc. (“JLA”) which was originally incorporated in Massachusetts in 1983. In April 2015, NV5 Global acquired all the outstanding shares of Richard J. Mendoza, Inc. (“Mendoza”) which was originally incorporated in California in 2001. In July 2015, NV5 Global acquired all the outstanding shares of The RBA Group, Inc., Engineers, Architects and Planners (“RBA”) which was originally incorporated in New Jersey in 1968. In February 2016, NV5 Global acquired all the outstanding shares of Sebesta, Inc. (“Sebesta”) which was originally incorporated in Minnesota in 1994. In May 2016, NV5 Global acquired all the outstanding shares of Dade Moeller & Associates, Inc., a North Carolina corporation ("Dade Moeller"). In October 2016, NV5 Global acquired all the outstanding shares of J.B.A. Consulting Engineers, Inc., a Nevada corporation (“JBA”). In November 2016, NV5 Global acquired all the outstanding shares of Hanna Engineering, Inc., a California corporation (“Hanna”). In December 2016, NV5 Global acquired all the outstanding shares of CivilSource, Inc., a California corporation (“CivilSource”).

In December 2016, NV5 Global entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”). Pursuant to the Credit Agreement, Bank of America agreed to be the sole administrative agent for a five-year $80 million Senior Secured Revolving Credit Facility (“Senior Credit Facility”) to the Company and committed to lend to us all of the Senior Credit Facility, subject to certain terms and conditions. MLPFS has undertaken to act as sole lead arranger and sole book manager for the Senior Credit Facility and to use its best efforts to form a syndicate of financial institutions for the Senior Credit Facility (including Bank of America). In addition, the Senior Credit Facility includes an accordion feature permitting us to request an increase in the Senior Credit Facility by an additional amount of up to $60 million. The proceeds of the Senior Credit Facility are intended to be used to finance permitted acquisitions, for capital expenditures, and for general corporate purposes.

Competitive Strengths

We believe we have the following competitive strengths:

Organizational structure that enhances client service. We operate our business using a flat vertical structure organized by service offerings rather than a matrix structure organized by geography, which is common among our competitors. Our structure ensures that clients have access to the entire platform of services we offer and the most highly qualified professionals within those service verticals, regardless of the location of the project. Our most skilled engineers and professionals in each service sector work directly with the clients requesting those services, which facilitates relationship-based interactions between our key employees and our clients, and promotes long-term client relationships. In addition, our vertical structure encourages entrepreneurialism among our professionals.

Expertise in local markets. To support our vertical service model, we maintain 71 locations in the United States (“U.S.”) and four locations abroad, including offices in Macau, Shanghai, Hong Kong, and Vietnam. Each of our offices is staffed with licensed or certified professionals who understand the local and regional markets in which they serve. Our local professionals are allowed to concentrate on client engagement within their local market while benefiting from the back-office support functions of our shared services platform.

Synergy among our service verticals. We create value for our clients and our shareholders by encouraging our professionals in different service verticals to work together to pursue new work, new clients, and to expand the range of services we can provide our existing clients. Our commitment to cross-selling our services has minimized our use of sub-consultants to meet our clients’ needs and helped to maximize our organic growth.

Strong, long-term client relationships. By combining local market experience and providing our clients expert services in multiple verticals, we have developed strong relationships with our core clients. Some of our professionals have worked with key clients for decades, which include government transportation agencies, public utilities and local or state municipalities. By serving as a long-term partner with our clients, we are able to gain a deeper understanding of their overall business needs as well as the unique technical requirements of their projects.

Experienced, talented, and motivated employees. We employ licensed and experienced professionals with a broad array of specialties and a strong customer service orientation. Our senior staff have an average of more than 20 years of operating and management experience in the engineering and consulting industry. We prioritize the attraction, motivation, and retention of top professionals to serve our clients. Our compensation system includes performance-based incentives, including opportunities for stock ownership.

Industry-recognized quality of service. We have developed a strong reputation for quality service based upon our industry-recognized depth of experience, ability to attract and retain quality professionals, expertise across multiple service sectors, and our commitment to strategic growth. During the past several years, we received many industry awards and national rankings, including:

●	2016 Engineering News-Record Top 500 Design Firms (#75)	●	2016 Engineering News-Record Top 150 Global Firms (#141)

●	2016 Environmental Business Journal Gold Achievement Award in Business Achievement	●	2017 American Council of Engineering Companies of New York (ACEC New York) Engineering Excellence Diamond Award for Rockaway Boardwalk Resiliency Project

●	2016 American Public Works Association (APWA) Silicon Valley Project of the Year (Utilities Category) for San Tomas Aquino Creek Box Culvert Repair Design for Santa Clara County Roads & Airports	●	2017 ACEC New York Engineering Excellence Diamond Award for the Plaza de las Americas Project

●	2015 Environmental Business Journal Achievement award in Mergers & Acquisitions	●	2015 Engineering News-Record Top 500 Design Firms (#124)

●	2014 Environmental Business Journal Achievement Award in Mergers & Acquisitions	●	2013/2012 Advisory Board at Harvard Graduate School of Design for Sustainable Infrastructure

●	2013 Environmental Business Journal Achievement Award in Mergers & Acquisitions	●	2013/2012 Northwestern Kellogg Graduate School – Visiting Faculty

Growth Strategies

We intend to pursue the following growth strategies as we seek to expand our market share and position ourselves as a preferred, single-source provider of professional, engineering and technical consulting services to our clients:

Seek strategic acquisitions to enhance or expand our services offerings. We seek acquisitions that allow us to expand or enhance our capabilities in our existing service offerings, or to supplement our existing service offerings with new, closely related service offerings. In the analysis of new acquisitions, we pursue opportunities that provide the critical mass necessary to function as a profitable operation, that complement our existing operations, and that have a strong potential for organic growth. We believe that expanding our business through strategic acquisitions will give us economies of scale in the areas of finance, human resources, marketing, administration, information technology, and legal, while also providing cross-selling opportunities among our service offerings. For information on our recent acquisitions, please refer to the “Recent Acquisitions” section included under Item 7.

Continue to focus on public sector clients while building private sector client capabilities. We have historically derived the majority of our revenue from public and quasi-public sector clients. For the year ended December 31, 2016, 2015 and 2014, approximately 53%, 60% and 55%, respectively, of our gross revenues was attributable to public and quasi-public sector clients. During unsteady economic periods, we have focused on public sector business opportunities resulting from public agency outsourcing. We are also positioned to address the challenges presented by the nation’s aging infrastructure system, and the need to provide solutions for transportation, energy, water, and wastewater requirements. However, we also seek to obtain additional clients in the private sector, which typically experiences greater growth during times of economic expansion, by networking, participating in certain organizations, and monitoring private project databases. We will continue to pursue private sector clients when such opportunities present themselves. We believe our ability to service the needs of both public and private sector clients gives us the flexibility to seek and obtain engagements regardless of the current economic conditions.

Strengthen and support our human capital. Our experienced employees and management team are our most valuable resources. Attracting, training, and retaining key personnel has been and will remain critical to our success. To achieve our human capital goals, we intend to remain focused on providing our personnel with entrepreneurial opportunities to expand our business within their areas of expertise. We will also continue to provide our personnel with personal and professional growth opportunities, including additional training, performance-based incentives such as opportunities for stock ownership, and other competitive benefits.

Reportable Segments

The Company operations are organized into two reportable segments: (i) Infrastructure (INF), which includes our infrastructure, engineering and support services; construction quality assurance, and civil program management; and (ii) Buildings, Energy & Science (BES), which includes our mechanical electrical plumbing (MEP) design, energy and environmental practices as well as buildings program management.

For additional information regarding our reportable segments, see Note 16 - "Reportable Segments" of the "Notes to Consolidated Financial Statements" included in Item 8.

Description of Services

Infrastructure (INF)

Infrastructure, Engineering, and Support Services

We provide our clients with a broad array of services in the area of infrastructure, engineering, and support services. We possess the professional and technical expertise necessary to design and manage clients’ infrastructure projects from start to finish. This integrated approach provides our clients with consistency and accountability for the duration of their projects and allows us to create value by maximizing efficiencies of scale.

Our specialties within our infrastructure, engineering, and support service offering include:

Site selection and planning. The site selection phase includes access assessment, parcel identification, easement descriptions, land use permitting, pipeline routing analysis, site constraints analysis, surveying and mapping, and regulatory compliance.

Design. The design phase includes architecture, engineering, planning, urban design, landscape architecture, road design, grading design, alignment design, laydown design, station pad design, storm drain design, storm water management, water supply engineering, site planning and profile drawings, and construction cost estimating.

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

Structural engineering. Our structural team provides design, inspection, rehabilitation, and seismic upgrade services that include structural analysis and design, plans, specifications and estimates, structural construction management, conceptual design studies, cost studies, seismic analysis, design and retrofit, structural evaluations, earthquake damage assessments, structural repair design, and regulatory agency permitting services. Examples of our projects include office and industrial facilities, major highway and railroad crossings, complex rail and light rail structures, and a wide range of water related facilities.

Land development. We assist our clients with many of the front-end challenges associated with private and public land development, including planning, public outreach, sustainability, flood control, drainage, and landscaping.

Surveying. We are equipped to provide our clients with a full suite of traditional surveying techniques as well as cutting edge technology services, including high-definition surveying services / 3D laser scanning. Our services can be used to determine current site condition, provide real-time infrastructure measuring and mapping, preserve historic sites, aide in forensic and accident investigations, determine volume calculations, and conduct surveys for project progress.

Power Delivery. Our power delivery services include substation physical and structural design, substation protection and control design, transmission line and civil engineering, and communications and automatic design. These services facilitate the development of comprehensive plans that lead to lower operational costs and improved efficiency.

Building Code Compliance. We offer a broad array of outsourcing services, including building code plan review, code enforcement, permitting and inspections, and the administration of public works projects, building departments, and safety departments

Other services. Through our geographic information system services, we can provide clients with ancillary services that include infrastructure management, property management, asset inventory, landscape maintenance, web-based mapping services, land use analysis, terrain analysis and visualization, suitability and constraints analysis, hydrology analysis, biological, agricultural and cultural inventories, population and demographic analysis, shortest path analysis, street grid density, transportation accessibility analysis, watershed analysis, floodplain mapping, groundwater availability modeling, flood insurance study preparation, risk and HAZUS mitigation assessment and analysis, mapping, data tracking, and data hosting.

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

During development, we help our clients design a comprehensive construction plan, including a summary of planned construction activities, sequence, critical path elements, interrelationships, durations, and terminations. Construction planning services may also include developing procedures for project management, the change order process, and technical records handling methodology. We offer inspection services for each phase of a project, including excavation, foundations, structural framing, mechanical heating and air conditioning systems, electrical systems, underground utilities, and building water proofing systems. Where applicable, we employ additional methods to test materials and building quality. We maintain contact with our clients’ managers and, as issues are detected or anticipated, help them identify the most appropriate, cost-effective solutions. We periodically provide construction progress inspections and assessment reports. When a project is complete, we prepare an evaluation report of the project and certify the inspections for the client. After construction, we offer periodic building inspection services to ensure that the building is maintained in accordance with applicable building codes and other local ordinances to maximize the life of the project. We also offer indoor environmental quality testing during this period.

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

Geotechnical engineering and consulting services. We provide a wide variety of geotechnical engineering and consulting services. These services allow our clients to determine whether sites are suitable for proposed projects and to design foundation plans that are compatible with project site and use conditions. We have experienced geotechnical engineers, geologists, and earth scientists who provide these services nationwide.

Forensic consulting. In the event of damage to a structure by natural or man-made causes, our professional staff is qualified to provide forensic consulting and analysis as well as expert witness services. We provide a wide variety of forensic consulting services, including studies related to water intrusion, building code compliance, and claims involving insurance.

Civil Program Management

Civil Program Management. Civil program management provides program management for transportation and water construction projects, including construction management. Our services consists of providing a wide variety of governmental outsourcing services and consulting services that assist organizations in the compliance with technical government regulations and industry standards. We offer a broad array of technical outsourcing services, including traffic studies. Our program management services are not at-risk services; they are performed under a unit price fee arrangement, which is not outcome-based.

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

The trend towards increased privatization of U.S. federal, state, and local governmental services presents an opportunity for our program management vertical. Faced with increased budgetary constraints and economic challenges, many governmental agencies now seek to outsource various services, including to run their building departments. For building departments specifically, we typically provide a turnkey solution in exchange for a percentage of the building permit fees collected or a minimum monthly retainer. The governmental agency retains any overage without any overhead costs associated with the fee charged. Outsourcing provides a positive source of revenue for us, while simultaneously increasing the efficiency and quality of service to the public. The governmental agency also gains flexible control of service levels without the challenges of government bureaucracy. Although we plan to grow our program management services organically through the numerous contacts and client relationships we have with U.S. federal, state and local governments, tribal nations, and educational institutions, we are also actively targeting acquisition opportunities that provide program management services.

Building Energy Sciences (BES)

Building Program Management

Building Program management. We provide services for vertical construction projects, including project controls and Building Information Modeling (BIM) services. The construction and program management phase includes plan review, bid and award assessment, monitoring services for active construction sites, scheduling assistance, drawing review, permit, approval and review processing, contractor, designer and agency coordination, cost control management, progress payment management, change order administration, compliance inspections, and evaluation of cost reduction methods.

We provide program management services, which primarily consist of pre-construction and construction consulting services that assists in owners representation. Our program management services are not at-risk services; they are performed under a unit price fee arrangement, which is not outcome-based.

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

Energy Services

Our energy service offerings include the management of existing infrastructure assets as well as capital expenditure projects. Within energy services we provide inspection, program management and permitting assistance in accordance with requirements set by the Federal Energy Regulatory Commission. We also provide traditional engineering services for energy providers, including energy transmission and distribution; underground transmission and distribution; substation engineering; power generation facility design services and surveying. We assist major utilities and energy providers in the assessment of potential sites for a wide variety of new energy infrastructure projects, and operations and maintenance for existing energy infrastructure assets. Our services are provided to energy generation and transmission clients for various types of energy source producers (i.e., natural gas, oil, coal and renewables).

Another segment of our energy services pertains to building engineering performance, commissioning, and design services.

Energy Performance. We assist building owners and operations in the reduction of both energy and operational costs. We help our clients to identify and implement energy performance strategies that improve operating efficiency and reduce greenhouse gas emissions, which entails load shaping and efficiency, fuel switching, aggregation, cogeneration and other renewable energy alternatives. Our energy performance services include energy master planning, energy assessments, integrated management of energy supply and demand, renewable energy, smart grid systems, cogeneration, load response strategies and systems, energy modeling and energy star.

Commissioning. We provide our clients with a collaborative resource, ensuring that building owners and operators benefit from improved systems performance. Our proprietary Lifecycle Commissioning ® is a systematic, engineering-based process that optimizes building efficiency from initial project concept to decommissioning. In addition, we provide Retro-Commissioning on existing facilities not originally commissioned which can result in energy consumption savings from 5% to 20%.

 Mechanical, Electrical, and Plumbing (MEP) Design. We design integrated facilities that reduce capital, energy, maintenance, and operations costs and use technologies to virtualize the building process and improve collaboration. Our MEP services include building analysis, performance modeling, mechanical and plumbing design, electrical power distribution systems, lighting systems, and technology and communication design.

Environmental Services

The environmental services we offer include occupational health, safety and environmental consulting and testing. More specifically, our experts investigate and analyze environmental conditions both outside and inside a building, and recommend corrective measures and procedures needed to comply with work place occupational health and safety programs. Our occupational health and safety services include workplace safety audits, ergonomics studies, emergency preparedness plans and response services, and workplace monitoring in regulated industries. We also specialize in the provision of radiation exposure and protection services, as well as nuclear safety and industrial hygiene analyses.

Additional environmental services include hydrogeological modeling and environmental programs that assist our public agencies and private industry clients in compliance with state, federal, and local requirements for groundwater resource assessments; water resource planning, monitoring and environmental management of wastewater facilities; solid waste landfill investigations; permitting and compliance; storm water pollution; environmental impact statement support; agricultural waste management and permitting; and wetland evaluations.

Strategic Acquisitions

We maintain a full-time merger and acquisitions (“M&A”) initiative with executive personnel specifically dedicated to the identification of acquisition targets, exploration of acquisition opportunities, negotiation of terms, and oversight of the acquisition and post-acquisition integration process. Since 1993, our M&A team has completed over 60 transactions in the engineering and consulting industry. Over the course of these transactions, our M&A team has established extensive relationships throughout the industry and continues to maintain an established pipeline of potential acquisition opportunities.

We primarily seek acquisitions that allow us to expand or enhance our capabilities in our existing service offerings or to supplement our existing service offerings with new, closely related service offerings. In the analysis of new acquisitions, we pursue opportunities that provide the critical mass necessary to function as a profitable operation, that complement our existing operations, and that have offerings. We pursue opportunities that provide the critical mass necessary to function as a profitable stand-alone operation, are geographically situated to complement our existing operations, and are profitable with strong potential for organic growth. Acquisition targets must have an experienced management team that is compatible with our culture and thoroughly committed to our strategic direction. We believe we add value to the operations of our acquisitions by providing superior corporate marketing and sales support, cash management, financial controls, information technology, risk management and human resources support through a performance optimization process. Our performance optimization process, which was developed by our executives through their extensive experience acquiring and integrating companies, entails a review of both back office and operational functions in order to, among other things, identify how to improve (i) inefficiencies related to the delivery of our services to customers, (ii) the performance of a new acquisition through the integration of personnel into our organization, (iii) the risk management of a new acquisition, (iv) the integration of technology and shared services platforms, and (v) cross-selling opportunities to create synergies with in our service offerings.

For more information on our recent acquisitions, please refer to the “Recent Acquisitions” section included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Key Clients and Projects

We currently serve over approximately 1,800 different clients. Our 10 largest clients accounted for approximately 28% of our gross revenues during the year ended December 31, 2016. Furthermore, we did not have any clients representing more than 10% of our gross revenues during 2016 or 2015. During the year ended December 31, 2014, two clients accounted for 21% of our gross revenues, which is included in the INF segment. Although we serve a highly diverse client base, for the year ended December 31, 2016, 2015 and 2014 approximately 53%, 60% and 55%, respectively, of our gross revenues was attributable to public and quasi-public sector clients. In this regard, public sector clients include U.S. federal, state, and local government departments, agencies, systems, and authorities, including the U.S. Department of Defense, transportation agencies, educational systems, and public housing authorities, while quasi-public sector clients include utility service providers, energy producers, and healthcare providers. Of our private sector clients, our largest clients are contractors, construction engineering firms, and institutional property owners.

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

 Marketing and Sales

We strive to position ourselves as a preferred, single-source provider of professional and technical consulting and certification services to our clients. We obtain client engagements primarily through business development efforts, cross-selling our services to existing clients, and maintaining client relationships, as well as referrals from existing and former clients.

Our business development efforts emphasize lead generation, industry group networking, and corporate visibility. Most of our business development efforts are led by members of our engineering and other professional teams, who are also responsible for managing projects. Our business development efforts are further supported by our shared services marketing group, which consists of a seasoned marketing team and marketing support personnel located at our corporate headquarters and operating units.

As our service offerings become more expansive, we anticipate increasing our cross-selling opportunities. Currently, we are often able to offer our construction quality assurance services to clients in conjunction with our infrastructure, engineering, and support services. Another significant area of cross-selling has been our ability to leverage our electrical and gas design services, based in southern California, throughout our national geographic network of offices by introducing our services to new utility service organizations.

We have observed a trend in the engineering and consulting industry which has shifted client relationships away from project-specific engagements and toward long-term, multi-project relationships. This shift requires that service providers commit considerable resources toward maintaining client relationships, including dedicating both technical and marketing resources tailored to the specific client’s needs. We are committed to maintaining our client relationships by remaining responsive to our clients’ needs and continuing to offer a broad range of quality service offerings and value added solutions.

Employees

As of December 31, 2016, we had 1,532 employees, including 1,352 full-time employees, which includes 423 licensed engineers and other professionals. We have been able to locate and engage highly qualified employees as needed and do not expect our growth efforts to be constrained by a lack of qualified personnel. We consider our employee relations to be good.

Backlog

As of December 31, 2016, we had approximately $220.8 million of gross revenue backlog expected to be recognized over the next 12 months, compared to gross revenue backlog of approximately $155.3 million as of December 31, 2015. Only the contracts for which funding has been provided and work authorizations have been received are included in our backlog. We cannot guarantee that the revenue projected in our backlog will be realized in its entirety or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

Backlog is expressed in terms of gross revenue and therefore may include estimated amounts of third-party or pass-through costs to subcontractors and other parties. Moreover, our backlog for the period beyond 12 months may be subject to variation from year-to-year as existing contracts are completed, delayed, or renewed or new contracts are awarded, delayed, or cancelled. As a result, we believe that year-to-year comparisons of the portion of backlog expected to be performed more than one year in the future are difficult to assess and not necessarily indicative of future revenues or profitability. Because backlog is not a defined accounting term, our computation of backlog may not necessarily be comparable to that of our industry peers.

Competition

We believe that the engineering and consulting industry is highly fragmented and characterized by many small-scale companies that focus their operations on regional markets or specialized niche activities. As a result, we compete with a large number of regional, national, and global companies. Others are smaller and more specialized and concentrate their resources in particular areas of expertise. The extent of our competition varies according to the particular markets and geographic area. The level and type of competition we face is also influenced by the nature and scope of a particular project.

We believe providers of engineering and consulting services primarily compete based on quality of service, relevant experience, staffing capabilities, reputation, geographic presence, stability, and price. Price differentiation remains an important element in competitive tendering and is the most significant factor in bidding for public sector consultancy contracts. The importance of the foregoing factors varies widely based upon the nature, location, and size of the project. We believe that certain economies of scale can be realized by service providers that establish a national reputation for providing engineering and consulting services in all five of the service verticals in which we do business. Since the demand for engineering and consulting services within each service offering is viewed as only moderately correlated with the demand for services within the other service offerings, we perceive that engineering and consulting firms can benefit considerably from diversified service offerings.

The number of competitors for any procurement can vary widely, depending upon technical qualifications, the relative value of the project, geographic location, financial terms, risks associated with the work, and any restrictions placed upon competition by the client. Our ability to compete successfully will depend upon the effectiveness of our marketing efforts, the strength of our client relationships, our ability to accurately estimate costs, the quality of the work we perform, our ability to hire and train qualified personnel, and our ability to obtain insurance.

We believe our principal publicly listed and private company competitors include the following firms (in alphabetical order): AECOM Technology Corporation (NYSE: ACM), AMEC plc (LSE: AMEC), Bureau Veritas (PAR: BVI), Hill International, Inc. (NYSE: HIL), Intertek Group plc (LSE:ITRK), Jacobs Engineering Group Inc. (NYSE: JEC), Kleinfelder & Associates, Professional Service Industries, Inc., Stantec Inc. (TSE: STN), Terracon Consultants, Inc., Tetra Tech, Inc. (NASDAQ: TTEK), TRC Companies, Inc. (NYSE: TRR), Willdan Group (NASDAQ: WLDN), and WS Atkins plc (LSE:ATK).

Seasonality

Due primarily to inclement weather conditions, which lead to project delays and slowed completion of contracts, and a number of holidays, our operating results in the months of November, December, January, February and March are generally weaker than our operating results in other months. As a result, our gross revenues and net income for the first and fourth quarters of a fiscal year may be lower than our results for the second and third quarters of a fiscal year.

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

Available Information

Our website address is www.nv5.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our corporate governance documents, including our code of conduct and ethics, are also available on our website. In this Annual Report on Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC and will be available, free of charge, on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available on our website. Information contained on our website is not part of, or incorporated into, this Annual Report on Form 10-K.

You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet website located at www.sec.gov that contains the information we file or furnish electronically with the SEC.

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

For the year ended December 31, 2016, approximately 53% of our gross revenues was attributable to public and quasi-public sector clients. A significant amount of our revenues are derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have had funding appropriated.

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

The state of California had experienced, and may continue to experience, budget shortfalls and other related budgetary issues and constraints. The state of California has historically been and is considered to be a key geographic region for our business, as approximately 34%, 42% and 45% of our gross revenues for the years ended December 31, 2016, 2015 and 2014, respectively, came from California-based projects. Ongoing uncertainty as to the timing and accessibility of budgetary funding, changes in state funding allocations to local agencies and municipalities, or other delays in purchasing for, or commencement of, projects may have a negative impact on our gross revenues and net income.

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

Our ten largest clients accounted for approximately 28% of our gross revenues during the year ended December 31, 2016. Furthermore, we did not have any clients representing more than 10% of our gross revenues during 2016 or 2015. During the year ended December 31, 2014, two clients accounted for 21% of our gross revenues. The loss of, or reduction in orders from, these clients could have a material adverse effect on our business, financial condition, and results of operations.

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

 Our credit agreement with Bank of America, N.A. contains a number of restrictive covenants which could limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

        The Credit Agreement contains a number of significant covenants that impose operating and other restrictions on us and our subsidiaries. Such restrictions affect or could affect, and in many respects limit or prohibit, among other things, our ability and the ability of certain of our subsidiaries to:

•     incur additional indebtedness;

•     create liens;

•     pay dividends and make other distributions in respect of our equity securities;

•     redeem our equity securities;

•     enter into certain lines of business;

•     make certain investments or certain other restricted payments;

•     sell certain kinds of assets;

•     enter into certain types of transactions with affiliates; and

•     undergo a change in control or effect certain mergers

or consolidations.

        In addition, our Credit Agreement also requires us to comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Our ability to comply with these ratios may be affected by events beyond our control.

        These restrictions could limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans, and could adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

        A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under the Credit Agreement. If an event of default occurs, the lenders under the Credit Agreement could elect to:

•     declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;

•     require us to apply all of our available cash to repay the borrowings; or

•     prevent us from making debt service payments on certain of our borrowings.

        If we were unable to repay or otherwise refinance these borrowings when due, the lenders under the Credit Agreement could sell the collateral securing the Credit Agreement, which constitutes a significant majority of our domestic subsidiaries' assets.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though any amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2016, we had no indebtedness outstanding under the Credit Agreement. To the extent we decide to borrow under the Credit Agreement in the future, we may determine to enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

Fixed-price contracts require us to either perform all work under the contract for a specified lump sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. For the year ended December 31, 2016, approximately 19% of our revenue was recognized under fixed-price contracts. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform, and economic or other changes that may occur during the contract period. Losses under fixed-price contracts could be substantial and adversely impact our results of operations.

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

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. We face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. Our ten largest clients accounted for approximately 28% of our gross revenues during the year ended December 31, 2016. Furthermore, we did not have any clients representing more than 10% of our gross revenues during 2016 or 2015. During the year ended December 31, 2014, two clients accounted for 21% of our gross revenues. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our ability to collect our receivables and, ultimately, our revenues and results of operations.

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

We account for some of our contracts on the percentage-of-completion method of revenue recognition. These contracts accounted for approximately 19% of our revenue for the year ended December 31, 2016. Generally, our use of this method results in recognition of revenue and profit ratably over the life of the contract based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, including the achievement of award fees as well as the impact of change orders and claims, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenue and profit.

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

As of December 31, 2016, we had approximately $220.8 million of gross revenue backlog expected to be recognized over the next 12 months. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

We depend on contractors and subcontractors in conducting our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, client concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a subcontract. In addition, if any of our subcontractors fail to deliver on a timely basis the agreed-upon supplies, fail to perform the agreed-upon services, go out of business, or fail to perform on a project, then our ability to fulfill our obligations as a prime contractor may be jeopardized and we may be contractually responsible for the work performed by those contractors or subcontractors. The absence of qualified subcontractors with which we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts. Historically, our relationship with our contractors and subcontractors has been good, and we have not experienced any material failure of performance by our contractors and subcontractors. During the year ended December 31, 2016, the utilization of contractors or subcontractors generated approximately 14% of our gross revenues.

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

In this regard, the agreement pursuant to which we acquired NV5, Inc. (formerly known as Nolte Associates, Inc.) did not include representations and warranties regarding the business being acquired or any indemnification provisions or other assurances from the seller regarding Nolte. In the event any unforeseen matters arise, whether regarding the permits and authorizations required to run the Nolte business, filing of tax returns and payment of associated taxes, or the existence or extent of any contingent liabilities of the Nolte business (including third-party claims to which Nolte may be subject in the future including regarding professional liability for work performed prior to our acquisition of Nolte), we would be materially adversely affected if we were required to pay damages or incur defense costs in connection with a claim for which no such indemnity has been provided. The Company is currently under examination by the California Franchise Tax Board (“CFTB”) about certain research and development tax credits generated and included on the tax returns for the years 2005 to 2014. Fiscal years 2005 through 2016 are considered open tax years in the State of California and 2013 through 2016 in the U.S. federal jurisdiction and other state jurisdictions.

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

We are highly dependent on information and communications systems. System failures, security breaches of networks or systems could significantly disrupt our business and operations and negatively affect the market price of our common stock.

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

Cyber security breaches of our systems and information technology could adversely impact our ability to operate.

We need to protect our own internal trade secrets and other business confidential information from disclosure. We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients' proprietary or classified information. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Mr. Dickerson Wright, our Chairman and Chief Executive Officer, beneficially owned 2,196,953 shares, or approximately 21% of our common stock on a fully diluted basis as of March 9, 2017. Accordingly, Mr. Wright has the power to significantly influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including decisions regarding mergers, going private transactions, and other extraordinary transactions, and to significantly influence the terms of any of these transactions. Although Mr. Wright owes our stockholders certain fiduciary duties as a director and an executive officer, Mr. Wright could take actions to address his own interests, which may be different from those of our other stockholders.

As an emerging growth company within the meaning of the Securities Act, we will utilize certain modified disclosure requirements, and we cannot be certain whether these reduced requirements will make our securities less attractive to investors.

We are an emerging growth company within the meaning of the rules under the Securities Act. We plan in current and future filings with the SEC to utilize, the modified disclosure requirements available to emerging growth companies, including reduced disclosure about our executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a nonbinding advisory vote on executive compensation. In addition, we will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act, including the additional testing of our internal control over financial reporting as may occur when outside auditors attest as to our internal control over financial reporting. For example, we will not have to provide an auditor’s attestation report on our internal controls in this Annual Report on Form 10-K for the year ended December 31, 2016, or in future annual reports on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. As a result, our stockholders may not have access to certain information they may deem important.

We could remain an “emerging growth company” for up to five years after our IPO in 2013, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

As of December 31, 2016, we have registered an aggregate of 1,733,299 shares of common stock reserved under Registration Statements on Form S-8 and we may file additional Registration Statements on Form S-8 to register additional shares reserved under our equity incentive plan or employee stock purchase plan.  Issuance of shares of common stock pursuant to our equity incentive plan or employee stock purchase plan may have a dilutive effect on our common stock.  Also, all shares issued pursuant to a Registration Statement on Form S-8 can be freely sold in the public market upon issuance, subject to restrictions on our affiliates under Rule 144 promulgated by the SEC under the Securities Act of 1933, as amended.  If a large number of these shares are sold in the public market, the sales may be viewed negatively by the market and adversely affect the market price of our common stock.

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

 Our principal executive offices are located in approximately 11,700 square feet of office space that we lease at 200 South Park Road, Suite 350, Hollywood, Florida. We lease office space in 75 locations around the world. In total, our facilities contain approximately 390,000 square feet of office space and are subject to leases that expire through 2031. We do not own any real property. Our lease terms vary from month-to-month to multi-year commitments. We do not consider any of these leased properties to be materially important to us. While we believe it is necessary to maintain offices through which our services are coordinated, we feel there are an ample number of available office rental properties that could adequately serve our needs should we need to relocate or expand our operations.

The following table summarizes our ten most significant leased properties by location based on annual rental expense:

Location	Description	Reportable Segment
Hollywood, FL	Corporate Headquarters	Not Applicable
Sacramento, CA	Office Building	INF
San Diego, CA	Office Building	INF
Miami, FL	Office Building	INF
St. Paul, MN	Office Building	BES
Parsippany, NJ	Office Building	INF
Las Vegas, NV	Office Building	BES
New York, NY	Office Building	INF
Arlington, VA	Office Building	BES
Richland, WA	Office Building	BES

ITEM 3.	LEGAL PROCEEDINGS.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth, for the calendar quarter indicated, the high and low sales prices of our common stock as reported on the NASDAQ Capital Market for the periods indicated.

	Common Stock
Fiscal 2016:	High	Low
First Quarter	$26.83	$15.49
Second Quarter	$30.08	$24.19
Third Quarter	$35.40	$26.66
Fourth Quarter	$37.00	$24.64

	Common Stock
Fiscal 2015:	High	Low
First Quarter	$16.36	$9.90
Second Quarter	$25.40	$15.55
Third Quarter	$26.92	$18.56
Fourth Quarter	$24.27	$18.29

Holders

As of March 9, 2017, there were 419 holders of record of our common stock. These numbers do not include beneficial owners whose shares are held in “street name.”

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

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2016 were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K except as follows:

In October 2016, we issued 44,947 shares of our common stock as partial consideration for our acquisition of JBA. In November 2016, we issued 18,197 shares of our common stock as partial consideration for our acquisition of Hanna. In December 2016, we issued 43,139 shares of our common stock as partial consideration for our acquisition of CivilSource. We issued these shares in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. For a description of our acquisitions of JBA, Hanna and CivilSource, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Recent Acquisitions.

Issuer Purchase of Equity Securities

None.

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

	For the Years Ended December 31,
Statements of Operations Data	2016	2015	2014	2013	2012
	(in thousands, except per share data)

Gross revenues	$223,910	$154,655	$108,382	$68,232	$60,576

Direct costs:
Salaries and wages	73,966	53,687	36,976	19,619	17,041
Sub-consultant services	31,054	21,394	15,996	12,337	9,846
Other direct costs	11,310	10,796	10,229	1,460	2,021
Total direct costs	116,330	85,877	63,201	33,416	28,908

Gross Profit	107,580	68,778	45,181	34,816	31,668

Operating Expenses:
Salaries and wages, payroll taxes and benefits	55,586	34,731	22,887	19,373	18,348
General and administrative	19,351	11,930	8,865	6,708	6,105
Facilities and facilities related	8,012	4,950	3,198	3,325	3,390
Depreciation and amortization	6,228	3,468	1,988	1,514	1,468
Total operating expenses	89,177	55,079	36,938	30,920	29,311

Income from operations	18,403	13,699	8,243	3,896	2,357

Other expense:
Interest expense	(257)	(212)	(274)	(263)	(389)
Total other expense	(257)	(212)	(274)	(263)	(389)

Income before income tax expense	18,146	13,487	7,969	3,633	1,968
Income tax expense	(6,539)	(4,995)	(3,076)	(874)	(675)
Net income	$11,607	$8,492	$4,893	$2,759	$1,293

Basic earnings per share	$1.27	$1.25	$0.96	$0.75	$0.58
Diluted earnings per share	$1.22	$1.18	$0.87	$0.70	$0.52

Weighted average common shares outstanding:
Basic	9,125,167	6,773,135	5,102,058	3,660,289	2,244,737
Diluted	9,540,051	7,215,898	5,592,010	3,967,056	2,485,031

Balance Sheet Data	As of December 31,

Cash and cash equivalents	$35,666	$23,476	$6,872	$13,868	$2,294
Total assets	223,659	111,769	55,390	44,875	29,963
Long-term debt, including current portion	34,835	11,986	8,132	6,820	9,829
Total equity	148,161	80,763	35,605	28,809	11,369

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including those described under “Item 1A. Risk Factors.” Dollar amounts presented are in thousands, except per share data.

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

Recent Acquisitions

The aggregate value of all consideration for our acquisitions consummated during the years ended December 31, 2016, 2015 and 2014 was approximately $59,050, $23,800 and $10,115, respectively, before any fair value adjustments.

On December 6, 2016, we acquired CivilSource, Inc. ("CivilSource"), an infrastructure engineering consulting firm based in Irvine, California. CivilSource's team of professionals specializes in the provision of comprehensive design and program management services on roadway, highway, and streets projects, as well as water and wastewater, flood control, and facilities projects. The purchase price of this acquisition was up to $11,050, including $5,050 in cash; $3,500 in promissory notes (bearing interest at 3%), payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition; $1,500 of the Company’s common stock (43,139 shares) issued as of the closing date; and $1,000 in cash, payable by January 31, 2018 should CivilSource achieve certain financial metrics for 2017.

On November 30, 2016, we acquired Hanna Engineering, Inc. ("Hanna”), a leading Northern California-based bridge and transportation program management firm. The purchase price of this acquisition was up to $10,000, including $4,500 in cash; $2,700 in promissory notes (bearing interest at 3%), payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition; 18,197 shares of common stock representing $600, $1,200 of the Company’s common stock payable in two installments of $600, due on the first and second anniversaries of the acquisition; and $1,000 in cash, payable by January 31, 2018 should Hanna achieve certain financial metrics for 2017.

On October 26, 2016, we acquired J.B.A. Consulting Engineers, Inc. (“JBA”), a Las Vegas, Nevada-based MEP engineering, acoustics, technology, and fire protection consulting firm. The aggregate purchase price for this acquisition was $23,000, including cash in the aggregate amount of $12,000, 44,947 shares of common stock representing $1,400, and promissory notes in the aggregate principal amount of $7,000. The promissory notes are payable in five aggregate annual installments of $1,400 on each of October 26, 2017, 2018, 2019, 2020 and 2021. The promissory notes bear interest at the rate of 3.0% per annum. The purchase price also includes $2,600 of the Company’s common stock payable in two installments of $1,300, due on the first and second anniversaries of the acquisition.

On September 12, 2016, we acquired certain assets of Weir Environmental, L.L.C. (“Weir”), a New Orleans, Louisiana-based emergency remediation and environmental assessment firm. Weir also provides residential and commercial property loss consulting services. The purchase price of this acquisition was $1,000 including $300 in cash, $500 promissory note (bearing interest at 3.0%), payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition (see Note 9 to our consolidated financial statements included elsewhere herein) and $200 of the Company’s common stock (6,140 shares) as of the closing date of the acquisition.

On May 20, 2016, we acquired Dade Moeller & Associates, Inc., a North Carolina corporation ("Dade Moeller"). Dade Moeller provides professional services in radiation protection, health physics, and worker safety to government and commercial facilities.  Dade Moeller's technical expertise includes radiation protection, industrial hygiene and safety, environmental services and laboratory consulting.  This acquisition expanded the Company’s environmental, health and safety services and allows the Company to offer these services on a broader scale within its existing network. The purchase price of this acquisition was $20,000 including $10,000 in cash, $6,000 in promissory notes (bearing interest at 3.5%), payable in four installments of $1,500, due on the first, second, third and fourth anniversaries of May 20, 2016, the effective date of the acquisition (see Note 9), $1,000 of the Company’s common stock (36,261 shares) as of the closing date of the acquisition, and $3,000 in stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016.

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

On July 1, 2015, we acquired NV5, Inc. (formerly known as The RBA Group, Inc., Engineers, Architects and Planners (“RBA”)), a New Jersey based infrastructure engineering firm focused on the provision of transportation engineering, planning, and construction inspection, environmental engineering, civil engineering, surveying, and architecture services to public and private clients throughout the East Coast for a purchase price of up to $13,000. At closing, we (i) paid the RBA stockholders an aggregate of $8,000 in cash, less $1,900 held back to cover liabilities associated with RBA’s deferred compensation plan which was paid to the RBA stockholders in July 2015, and (ii) issued the RBA stockholders promissory notes in the aggregate principal amount of $4,000 (the “Notes”). The Notes are payable in four equal annual installments of $1,000 each beginning on July 1, 2016. The Notes bear interest at the rate of 3.0% per annum, payable at the time the principal payments are due, and contain such other terms as are customary for promissory notes of this type. In addition, we may also pay as consideration a non-interest bearing earn-out of up to $1,000, subject to the achievement of certain agreed upon financial metrics for the years ended 2016 and 2017. This additional earn-out consideration will be payable in cash or a combination of cash and shares of our common stock. Furthermore, at closing we assumed and paid off approximately $4,000 of RBA’s indebtedness.

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

On April 22, 2015, we acquired Richard J. Mendoza, Inc. (“Mendoza”), a San Francisco based program management firm, with seven offices throughout California, that specializes in the provision of construction program consulting services to public and private clients in the transportation and clean water/wastewater industries. The purchase price of up to $4,000 included up to $500 in cash, a $3,000 short- term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and a $500 promissory note (bearing interest at 3%), payable in two installments of $250, due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for Mendoza, we engaged a third party independent valuation specialist.

On January 30, 2015, we acquired NV5 Consultants, Inc. (formerly known as Joslin, Lesser & Associates, Inc.(“JLA”), a Massachusetts corporation, a program management and owner’s representation consulting firm that primarily services government owned facilities and public K through 12 school districts in the Boston, MA area. The purchase price of up to $5,500 included $2,250 in cash, a $1,250 promissory note (bearing interest at 3.5%), payable in four installments of $313, due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition, and $1,000 of our common stock (89,968 shares) as of the closing date of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash, notes and the Company’s common stock, subject to the achievement of certain agreed upon metrics for calendar year 2015. The earn-out of $1,000 is non-interest bearing and was recorded at its estimated fair value of $901, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. As of December 31, 2015, the fair value of this contingent consideration was $500 based on the financial metrics achieved for calendar year 2015.

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

On March 21, 2014, we acquired NV5, LLC, a North Carolina limited liability company (formerly known as AK Environmental, LLC), a natural gas pipeline inspection, construction management and environmental consulting firm, primarily servicing the Northeast, Mid-Atlantic and Southeast United States. The purchase price of $7,000 included $3,500 in cash, a $3,000 promissory note (bearing interest at 3.0%), payable in three installments of $1,000 due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition, and $500 of our common stock (64,137 shares) as of the closing date of the acquisition.

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

These acquisitions expanded the Company’s INF and BES services which allow NV5 Global to offer these services on a broader scale within its existing network. In addition, these acquisitions strengthen NV5 Global’s geographic diversification and allow the Company to continue expanding its national footprint.

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

On May 22, 2015, the Company priced a secondary offering of 1,430,000 shares of the Company’s common stock. Each share was sold at an offering price of $19.50 per share. The shares sold were registered under the Securities Act on an effective registration statement on Form S-3 and an effective registration statement filed with the SEC on Form S-3MEF (Registration Nos. 333-198113 and 333-204362) pursuant to Rule 462(b) under the Securities Act. On May 28, 2015, the underwriters of the offering exercised their option to purchase up to an additional 214,500 shares, solely to cover over-allotments. The closing of the offering occurred, and was recorded, on May 28, 2015, upon which we received net proceeds of approximately $29,400 after deducting the underwriting discount and estimated offering expenses payable by the Company and issued 1,644,500 shares.

Warrant exercise

In conjunction with the Company’s initial public offering on March 26, 2013, the underwriter received a warrant to acquire up to 140,000 units (“Unit Warrant”).  Each of these units consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share, which warrant expires on March 27, 2018. On March 23, 2016, the underwriter paid $1,008 to the Company to exercise of the Unit Warrant.  On March 29, 2016, the Company delivered 140,000 shares of common stock to the underwriter, and, on May 5, 2016, the Company completed the exercise of the Unit Warrant by delivery of the underlying warrants.

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

Tax credit dispute. We are currently under examination by the CFTB about certain research and development tax credits generated for the years 2005 to 2014. Fiscal years 2005 through 2016 are considered open tax years in the State of California and 2013 through 2016 in the U.S. federal jurisdiction and other state jurisdictions. At December 31, 2016, the Company had $620 of unrecognized tax benefits.

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

For the years ended December 31, 2016, 2015 and 2014, cost-reimbursable contracts represented approximately 81%, 93% and 90%, respectively, of our total revenues.

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

For the years ended December 31, 2016, 2015 and 2014, fixed-price contracts represented approximately 19%, 7% and 10%, respectively, of our total revenues.

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

Jumpstart Our Business Startups Act of 2012

We are an emerging growth company within the meaning of the rules under the Securities Act, and we will utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, we will not have to provide an auditor’s attestation report on our internal controls in this Annual Report on Form 10-K for the year ended December 31, 2016 as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. The JOBS Act also permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by issuers. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

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

We measure contingent consideration recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3, as defined in the accounting guidance. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration liabilities on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are projections over the earn-out period, and the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent consideration liabilities. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and amount paid will be recorded in earnings.

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

The Company recognizes the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. In evaluating the amount, if any, of the consolidated financial statement benefit of a tax position, management is also required to make assumptions and to apply judgment. Fiscal years 2005 through 2016 are considered open tax years in the State of California and 2012 through 2016 in the U.S. federal jurisdiction and other state jurisdictions. The Company applies the uncertain tax position guidance to all tax positions for which the statute of limitations remains open. Our policy is to classify interest and penalties as income tax expense.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2016	2015	2014

Gross revenues	$223,910	$154,655	$108,382
Less sub-consultant services and other direct costs	(42,364)	(32,190)	(26,225)

Net revenues (1)	181,546	122,465	82,157
Direct salary and wages costs	(73,966)	(53,687)	(36,976)

Gross profit	107,580	68,778	45,181

Operating expenses	89,177	55,079	36,938

Income from operations	18,403	13,699	8,243

Other expense (net)	(257)	(212)	(274)

Income tax expense	(6,539)	(4,995)	(3,076)

Net income	$11,607	$8,492	$4,893

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

Year ended December 31, 2016 compared to year ended December 31, 2015

Gross and Net Revenues.

Our consolidated gross revenues increased approximately $69,255 or approximately 44.8%, for the year ended December 31, 2016, compared to 2015. Our consolidated net revenues increased approximately $59,081 or approximately 48.2% for the year ended December 31, 2016, compared to 2015. The increases in gross and net revenues are due primarily to organic growth from our existing platform as well as the contribution from various acquisitions completed in 2015 and 2016. The increase in gross revenues for the year ended December 31, 2016, includes gross revenues of $46,172, related to acquisitions closed during 2016. The increase in net revenues for the year ended December 31, 2016, includes net revenues of $41,646, related to acquisitions closed during 2016. Also contributing to the increases in net revenues for the year ended December 31, 2016 is an increased utilization of our billable employees and reduction of sub-consultants used to perform services in 2016. The growth in revenues was primarily attributable to increases in energy distribution services; construction materials testing and engineering services; and program and construction management services. However, the increases in gross and net revenues during the year ended December 31, 2016 were partially offset by reductions in revenues related to the short-term project delays in from infrastructure projects and slowdown in our pipeline transmission business. We are currently unaware of any long-term delays in current projects and therefore are not anticipating such to influence future revenues. Such revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Gross Profit.

As a percentage of gross revenues, our gross profit margin was 48.0% and 44.5%, for the years ended December 31, 2016 and 2015, respectively. The improved gross profit margins were due primarily to reduction of sub-consultants used to perform services. Gross profit includes direct costs of contracts such as direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both gross revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

Operating expenses.

Our operating expenses increased approximately $34,098, or 61.9% for the year ended December 31, 2016, compared to 2015. The increase in operating expenses was due primarily to integration costs from businesses acquired subsequent to December 31, 2015. The increases in operating expenses for the year ended December 31, 2016, include operating expenses of $22,765 related to acquisitions closed during 2016. During the year ended December 31, 2016, acquisition related expenses were approximately $1,171, compared to approximately $719 during year ended December 31, 2015. Also contributing to the increase in operating costs is the increased amortization of intangible assets. During the year ended December 31, 2016, amortization of intangible assets was approximately $4,549, compared to $2,624 during the year ended December 31, 2015. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs. Therefore, when our professional services revenues increase or decrease, it is not unusual to see a corresponding change in operating expenses.

Income taxes.

Our consolidated effective income tax rate was 36.0% and 37.0% for the years ended December 31, 2016 and 2015, respectively. The difference between the effective tax rate and the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction and research and development credits.

Year ended December 31, 2015 compared to year ended December 31, 2014

Gross and Net Revenues.

Our consolidated gross revenues increased approximately $46,273 or approximately 42.7%, for the year ended December 31, 2015, compared to 2014. Our consolidated net revenues increased approximately $40,308 or approximately 49.1% for the year ended December 31, 2015, compared to 2014. The increases in gross and net revenues are due primarily to organic growth from our existing platform as well as the contribution from various acquisitions completed in 2015 and 2014. The increase in gross revenues for the year ended December 31, 2015, includes gross revenues of $40,353, related to acquisitions closed during 2015. The increase in net revenues for the year ended December 31, 2015, includes net revenues of $33,489, related to acquisitions closed during 2015. Also contributing to the increases in net revenues for the year ended December 31, 2015 is an increased utilization of our billable employees and reduction of sub-consultants used to perform services in 2015. The growth in revenues was primarily attributable to increases in energy transmission and distribution services; construction materials testing and engineering services; and program and construction management services. We are currently unaware of any delays in current projects and therefore are not anticipating such to influence future revenues. Such revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Gross Profit.

As a percentage of gross revenues, our gross profit margin was 44.5% and 41.7%, for the years ended December 31, 2015 and 2014, respectively. The improved gross profit margins were due primarily to reduction of sub-consultants used to perform services. Gross profit includes direct costs of contracts such as direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both gross revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

Operating expenses.

Our operating expenses increased approximately $18,141, or 49.1% for the year ended December 31, 2015, compared to 2014. The increase in operating expenses was due primarily to integration costs from businesses acquired subsequent to December 31, 2014. Similarly, the increases in operating expenses for the year ended December 31, 2015, include operating expenses of $14,984 related to acquisitions closed during 2015. During the year ended December 31, 2015, acquisition related expenses were approximately $719, compared to approximately $292 during year ended December 31, 2014. Also contributing to the increase in operating costs is the increased amortization of intangible assets. During the year ended December 31, 2015, amortization of intangible assets was approximately $2,624, compared to $1,427 during the year ended December 31, 2014. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs. Therefore, when our professional services revenues increase or decrease, it is not unusual to see a corresponding change in operating expenses.

Income taxes.

Our consolidated effective income tax rate was 37.0% and 38.6% for the years ended December 31, 2015 and 2014, respectively. The difference between the effective tax rate and the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction and research and development credits.

Segment Results of Operations

The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Gross revenues
INF	$159,514	$133,938	$98,357
BES	69,218	21,979	10,730
Elimination of inter-segment revenues	(4,822)	(1,262)	(705)
Total gross revenues	$223,910	$154,655	$108,382

Segment income before taxes
INF	$27,688	$19,010	$13,989
BES	7,847	6,181	2,197
Total Segment income before taxes	35,535	25,191	16,186
Corporate (1)	(17,389)	(11,704)	(8,217)
Total income before taxes	$18,146	$13,487	$7,969

(1) Includes amortization of intangibles of $4,549, $2,624 and $1,427 for the years ended December 31, 2016, 2015 and 2014, respectively.

For additional information regarding our reportable segments, see Note 16 - "Reportable Segments" of the "Notes to Consolidated Financial Statements" included in Item 8.

Year ended December 31, 2016 compared to year ended December 31, 2015

Our gross revenues from INF reportable segment increased approximately $25,576, or 19.1% during the year ended December 31, 2016 compared to 2015. The increase in revenues for the year ended December 31, 2016 reflects increases in energy distribution services, construction materials testing and transportation services and the acquisition of RBA in 2015, partially offset by reductions in gross revenues related to the slowdown in our pipeline transmission business.

Segment Income before Taxes from INF increased $8,678, or 45.6% for the year ended December 31, 2016 compared to 2015. The increase was primarily due to increased revenues from organic growth, contributions from acquisitions completed in 2015 for a full period in 2016 as well as a reduction of sub-consultants used to perform services.

Our gross revenues from BES reportable segment increased approximately $47,239, or 214.9% during the year ended December 31, 2016 compared to 2015. The increases during the year ended December 31, 2016 includes $45,070 related to acquisitions closed during 2016. Excluding revenues from acquisitions closed during 2016, our revenues from BES increased approximately $2,169, or 9.9% for the year ended December 31, 2016 compared to 2015. The growth in revenues from BES was primarily attributable to increases in facilities program management services.

Segment Income Before Taxes from BES increased $1,666, or 27.0% for the year ended December 31, 2016 compared to 2015. The increase was primarily due to increased revenues from organic growth and from the contributions from acquisitions completed in 2016.

Year ended December 31, 2015 compared to year ended December 31, 2014

Our gross revenues from INF reportable segment increased approximately $35,581, or 36.2% during the year ended December 31, 2015 compared to 2014. The increase in revenues for the year ended December 31, 2015 reflects increases in energy transmission and distribution services, construction materials testing and transportation services partially offset by decreases in revenues from code compliance services.

Segment Income before Taxes from INF increased $5,021, or 35.9% for the year ended December 31, 2015 compared to 2014. The increase was primarily due to increased revenues from organic growth, contributions from acquisitions completed in 2014 as well as attributable to increases in civil program and construction management services.

Our gross revenues from BES reportable segment increased approximately $11,249, or 104.8% during the year ended December 31, 2015 compared to 2014. The increases during the year ended December 31, 2015 includes $9,681 related to acquisitions closed during 2015. Excluding revenues from acquisitions closed during 2015, our revenues from BES increased approximately $1,568, or 14.6% for the year ended December 31, 2015 compared to 2015. The growth in revenues from BES was primarily attributable to increases in facilities program management services.

Segment Income Before Taxes from BES increased $3,984, or 181.3% for the year ended December 31, 2016 compared to 2015. The increase was primarily due to increased revenues from organic growth and from the contributions from acquisitions completed in 2016.

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

Cash Flows

As of December 31, 2016, our cash and cash equivalents totaled $35,666 and accounts receivable, net of allowance for doubtful accounts, totaled $75,511, compared to $23,476 and $47,747, respectively, on December 31, 2015. As of December 31, 2016, our accounts payable and accrued liabilities were $13,509 and $17,316, respectively, compared to $6,658 and $9,564, respectively, on December 31, 2015. Also, as of December 31, 2016, we had notes payable and other obligations and contingent consideration of $32,396 and $2,439, respectively, compared to $10,707 and $1,279, respectively, on December 31, 2015. Increases in accounts receivable, accounts payable and accrued liabilities is a result of growth of the business and the acquisitions closed in 2016 and 2015.

Operating activities

For the year ended December 31, 2016, net cash provided by operating activities amounted to $15,213, primarily attributable to net income of $11,607, which included non-cash charges of $8,571 from stock based compensation and depreciation and amortization, and increases of $2,804 in accounts payable and accrued liabilities partially offset by an increase of $7,681 in accounts receivable. During 2016, we made income tax payments of approximately $7,334.

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

Investing activities

For the year ended December 31, 2016, net cash used in investing activities amounted to $46,796, primarily resulting from cash used for our acquisitions during 2016 of $45,811 and the purchase of property and equipment of $985 for our ongoing operations.

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

Financing activities

For the year ended December 31, 2016, net cash provided by financing activities amounted to $43,773, primarily due to the net proceeds from the secondary offering of $47,146 and the unit warrant exercise of $1,008 offset by principal repayments of $4,594 towards long-term debt, $296 towards contingent consideration and $383 of debt issuance costs associated with the Senior Credit Facility.

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

 Financing

Senior Credit Facility

On December 7, 2016, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”). Pursuant to the Credit Agreement, Bank of America agreed to be the sole administrative agent for a five-year $80,000 Senior Secured Revolving Credit Facility (“Senior Credit Facility”) to the Company and committed to lend to us all of the Senior Credit Facility, subject to certain terms and conditions. MLPFS has undertaken to act as sole lead arranger and sole book manager for the Senior Credit Facility and to use its best efforts to form a syndicate of financial institutions for the Senior Credit Facility (including Bank of America). In addition, the Senior Credit Facility includes an accordion feature permitting the us to request an increase in the Senior Credit Facility by an additional amount of up to $60,000. The Senior Credit Facility includes a $5,000 sublimit for the issuance of standby letters of credit and a $15,000 sublimit for swingline loans. The proceeds of the Senior Credit Facility are intended to be used (i) to finance permitted acquisitions, (ii) for capital expenditures, and (iii) for general corporate purposes.

Borrowings under the Credit Agreement are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement).

The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 3.0:1 and minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of December 31, 2016, the Company is in compliance with these financial and reporting covenants. As of December 31, 2016, the outstanding balance on the Credit Facility was $0.

Note Payable

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of December 31, 2016 and 2015, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, we pay quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured and we make periodic principal and interest payments. As of December 31, 2016 and 2015, the outstanding balance on the Nolte Note was approximately $278 and $754, respectively.

Other Obligations

On November 30, 2016, we acquired all of the outstanding equity interests of Hanna. The purchase price allowed for the payment of $1,200 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two installments of $600, due on the first and second anniversaries of November 30, 2016. The outstanding balance of this obligation was $600 and $0 as of December 31, 2016 and 2015, respectively.

On October 26, 2016, we acquired all of the outstanding equity interests of JBA. The purchase price allowed for the payment of $2,600 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two installments of $1,300, due on the first and second anniversaries of October 26, 2016. The outstanding balance of this obligation was $2,600 and $0 as of December 31, 2016 and 2015, respectively.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016. The outstanding balance of this obligation was $3,000 and $0 as of December 31, 2016 and 2015, respectively.

Uncollateralized Promissory Notes

On December 6, 2016, we acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the “CivilSource Note”) payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition. The outstanding balance of the CivilSource Note was $3,500 and $0 as of December 31, 2016 and 2015, respectively.

On November 30, 2016, we acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the “Hanna Note”) payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition. The outstanding balance of the Hanna Note was $2,700 and $0 as of December 31, 2016 and 2015, respectively.

On October 26, 2016, we acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the “JBA Note”) payable in five installments of $1,400, due on the first, second, third, fourth and fifth anniversaries of October 26, 2016, the effective date of the acquisition. The outstanding balance of the JBA Note was $7,000 and $0 as of December 31, 2016 and 2015, respectively.

On September 12, 2016, we acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition. The outstanding balance of the Weir Note was $500 and $0 as of December 31, 2016 and 2015, respectively.

On May 20, 2016, we acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal payments of $1,500 each due on the first, second, third, and fourth anniversaries of May 20, 2016, the effective date of the acquisition. The outstanding balance of the Dade Moeller Notes was approximately $6,000 and $0 as of December 31, 2016 and 2015, respectively.

On July 1, 2015, we acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $3,000 and $4,000 as of December 31, 2016 and 2015, respectively.

On June 24, 2015, we acquired certain assets of Allwyn. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $333 and $500 as of December 31, 2016 and 2015, respectively.

On April 22, 2015, we acquired all of the outstanding equity interests of Mendoza. The purchase price included an uncollateralized $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and an uncollateralized $500 promissory note bearing interest at 3% (the “Mendoza Note”) that is payable in two equal payments of $250 each due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. The outstanding balance of the short-term promissory note was $278 and of the Mendoza Note was $250 and $500, as of December 31, 2016 and 2015, respectively.

On January 30, 2015, we acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $938 and $1,250 as of December 31, 2016 and 2015, respectively.

On November 3, 2014, we acquired certain assets of the Buric Companies. The purchase price included an uncollateralized, 3% interest bearing promissory note in the aggregate principal amount of $300 (the “Buric Note”). The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The carrying value of the Buric Note was approximately $100 and $200 as of December 31, 2016 and 2015, respectively.

On June 30, 2014, we acquired certain assets of ORSI. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $450 (the “ORSI Note”) for which we imputed interest at a rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition. The carrying value of the ORSI Note was approximately $0 and $221 as of December 31, 2016 and 2015, respectively.

 On March 21, 2014, we acquired all of the outstanding equity interests of NV5, LLC. The purchase price included an uncollateralized $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $1,000 and $2,000 as of December 31, 2016 and 2015, respectively.

On January 31, 2014, we acquired certain assets of AQC. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $300 (the “AQC Note”) for which we imputed interest at a rate of 3.75%. This note is payable in two equal payments of $150 each, due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition. As of December 31, 2016 and 2015, the carrying value of the AQC Note was approximately $0 and $150, respectively.

On April 30, 2013, we acquired certain assets and assumed certain liabilities of Consilium Partners. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200, bearing interest at 4.0%, payable in three equal payments of approximately $67 each, and due on the first, second and third anniversaries of April 30, 2013, the effective date of the acquisition. The outstanding balance of this note was approximately $0 and $67, as of December 31, 2016 and 2015, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016 and 2015.

Effects of Inflation

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

		Payments due by fiscal period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes Payable and Other Obligations	$32,396	$10,764	$15,661	$4,575	$1,396
Contingent consideration obligations	2,439	564	1,875	-	-
Operating lease obligations	37,464	7,085	9,119	10,427	10,833
Total contractual obligations	$72,299	$18,413	$26,655	$15,002	$12,229

Our accrued liabilities in the consolidated balance sheet include unrecognized tax benefits. As of December 31, 2016, we had unrecognized tax benefits of $770. At this time, we are unable to make a reasonably reliable estimate of the timing of settlements in individual years in connection with unrecognized tax benefit; therefore, such amounts are not included in the above table.

Recently Issued Accounting Pronouncements

For information on recently issued accounting pronouncements, see Note 1 of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A.	. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes as substantially all of our debt is currently financed with fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of December 31, 2016, the outstanding balance on the Senior Credit Facility was $0. As a result, we believe that our market risk is minimal.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NV5 Global, Inc.

Hollywood, FL

We have audited the accompanying consolidated balance sheets of NV5 Global, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of net income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NV5 Global, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Miami, FL

March 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

NV Global, Inc. (formerly NV5 Holdings, Inc.)

We have audited the consolidated balance sheet of NV5 Global, Inc. (formerly NV5 Holdings, Inc.) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 (not presented herein), and the related consolidated statements of net income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NV5 Global, Inc. (formerly NV5 Holdings, Inc.) and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Fort Lauderdale, Florida

March 27, 2015 (except for Note 16, as to which the date is March 10, 2017)

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$35,666	$23,476
Accounts receivable, net of allowance for doubtful accounts of $1,992 and $1,536 as of December 31, 2016 and December 31, 2015, respectively	75,511	47,747
Prepaid expenses and other current assets	1,874	1,092
Deferred income tax assets	2,173	1,440
Total current assets	115,224	73,755
Property and equipment, net	6,683	3,091
Intangible assets, net	40,861	12,367
Goodwill	59,380	21,679
Other assets	1,511	877
Total Assets	$223,659	$111,769

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,509	$6,658
Accrued liabilities	17,316	9,564
Income taxes payable	1,134	813
Billings in excess of costs and estimated earnings on uncompleted contracts	228	293
Client deposits	106	110
Current portion of contingent consideration	564	458
Current portion of notes payable and other obligations	10,764	4,347
Total current liabilities	43,621	22,243
Contingent consideration, less current portion	1,875	821
Notes payable and other obligations, less current portion	21,632	6,360
Deferred income tax liabilities	8,370	1,582
Total liabilities	75,498	31,006

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 45,000,000 shares authorized, 10,566,528 and 8,124,627 shares issued and outstanding as of December 31, 2016 and 2015, respectively	106	81
Additional paid-in capital	118,026	62,260
Retained earnings	30,029	18,422
Total stockholders’ equity	148,161	80,763
Total liabilities and stockholders’ equity	$223,659	$111,769

See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014

Gross revenues	$223,910	$154,655	$108,382

Direct costs (excluding depreciaiton and amortization):
Salaries and wages	73,966	53,687	36,976
Sub-consultant services	31,054	21,394	15,996
Other direct costs	11,310	10,796	10,229

Total direct costs	116,330	85,877	63,201

Gross Profit	107,580	68,778	45,181

Operating Expenses:
Salaries and wages, payroll taxes and benefits	55,586	34,731	22,887
General and administrative	19,351	11,930	8,865
Facilities and facilities related	8,012	4,950	3,198
Depreciation and amortization	6,228	3,468	1,988

Total operating expenses	89,177	55,079	36,938

Income from operations	18,403	13,699	8,243

Other expense:
Interest expense	(257)	(212)	(274)

Total other expense	(257)	(212)	(274)

Income before income tax expense	18,146	13,487	7,969
Income tax expense	(6,539)	(4,995)	(3,076)
Net Income and Comprehensive Income	$11,607	$8,492	$4,893

Earnings per share:
Basic	$1.27	$1.25	$0.96
Diluted	$1.22	$1.18	$0.87

Weighted average common shares outstanding:
Basic	9,125,167	6,773,135	5,102,058
Diluted	9,540,051	7,215,898	5,592,010

See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2014	5,504,236	$55	$23,717	$5,037	$28,809

Stock compensation	-	-	752	-	752
Exercise of warrants	600	-	5	-	5
Restricted stock issuance, net	102,362	1	(1)	-	-
Stock issuance for acquisitions	134,774	2	1044	-	1,046
Payment of contingent consideration with common stock	12,987	-	100	-	100
Net income	-	-	-	4,893	4,893
Balance, December 31, 2014	5,754,959	$58	$25,617	$9,930	$35,605

Stock compensation	-	-	1,696	-	1,696
Restricted stock issuance, net	216,535	2	(2)	-	-
Proceeds from secondary offering, net of costs	1,644,500	16	29,403	-	29,419
Proceeds from exercise of warrants, net of costs	408,412	4	2,965	-	2,969
Stock issuance for acquisitions	91,923	1	945	-	946
Payment of contingent consideration with common stock	8,298	-	100	-	100
Tax benefit from stock based compensation	-	-	1,536	-	1,536
Net income	-	-	-	8,492	8,492
Balance, December 31, 2015	8,124,627	$81	$62,260	$18,422	$80,763

Stock compensation	-	-	2,343	-	2,343
Restricted stock issuance, net	189,295	2	(2)	-	-
Proceeds from secondary offering, net of costs	1,955,000	20	47,126	-	47,146
Proceeds from exercise of unit warrant, net of costs	140,000	1	1,007	-	1,008
Stock issuance for acquisitions	148,651	2	4,238	-	4,240
Tax benefit from stock based compensation	-	-	892	-	892
Payment of contingent consideration with common stock	8,955	-	162	-	162
Net income	-	-	-	11,607	11,607
Balance, December 31, 2016	10,566,528	$106	$118,026	$30,029	$148,161

See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

		Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Cash Flows From Operating Activities:
Net income	$11,607	$8,492	$4,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,228	3,468	1,988
Provision for doubtful accounts	138	164	(136)
Stock compensation	2,343	1,696	752
Change in fair value of contingent consideration	201	(335)	18
Loss on disposal property and equipment	14	-	64
Excess tax benefit from stock based compensation	(892)	(1,536)	-
Deferred income taxes	(1,837)	(666)	247
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(7,681)	(4,846)	(7,591)
Prepaid expenses and other assets	920	601	(645)
Accounts payable	3,047	(3,830)	1,316
Accrued liabilities	(243)	1,479	399
Income taxes payable	1,212	1,243	392
Billings in excess of costs and estimated earnings on uncompleted contracts	(65)	16	(124)
Client deposits	221	26	(153)
Net cash provided by operating activities	15,213	5,972	1,420

Cash Flows From Investing Activities:
Cash paid for acquisitions	(45,811)	(10,427)	(4,650)
Purchase of property and equipment	(985)	(601)	(825)
Net cash used in investing activities	(46,796)	(11,028)	(5,475)

Cash Flows From Financing Activities:
Proceeds from secondary offerimg	51,319	32,068	-
Payments of secondary offering costs	(4,173)	(2,649)	-
Exercise of warrants costs	-	(216)	-
Payments on notes payable	(4,594)	(10,797)	(1,999)
Payments of contingent consideration	(296)	(533)	(233)
Excess tax benefit from stock based compensation	892	1,536	-
Payments of debt issuance costs	(383)	-	(27)
Payments on stock repurchase obligation	-	(935)	(687)
Proceeds from exercise of unit warrant	1,008	3,186	5
Net cash provided by (used in) financing activities	43,773	21,660	(2,941)

Net increase in Cash and Cash Equivalents	12,190	16,604	(6,996)
Cash and cash equivalents – beginning of period	23,476	6,872	13,868
Cash and cash equivalents – end of period	$35,666	$23,476	$6,872

See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$272	$185	$186
Cash paid for income taxes	$7,334	$4,371	$1,767

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$1,417	$1,307	$286
Notes payable and other obligations for acquisitions	$25,833	$9,250	$4,010
Stock issuance for acquisitions	$4,239	$946	$1,046
Payment of contingent consideration with common stock	$162	$100	$100
Landlord-funded leasehold improvements	$-	$-	$137

See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Note 1 - Organization and Nature of Business Operations

Business

NV5 Global, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Global”) is a provider of professional and technical engineering and consulting solutions to public and private sector clients in the infrastructure, energy, construction, real estate and environmental markets, operating through a network of 75 locations in the United States and internationally in Macau, Shanghai, Hong Kong, and Vietnam. The Company’s clients include the U.S. federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to, planning, design, consulting, permitting, inspection and field supervision, management oversight, forensic engineering, litigation support, condition assessment and compliance certification.

Significant Transactions

Acquisitions

The Company completed a number of acquisitions in 2016, 2015 and 2014. The purpose of these acquisitions was to expand the Company’s infrastructure, environmental and project management services and allow NV5 Global to offer these services on a broader scale within its existing network. In addition, these acquisitions strengthen the Company’s geographic diversification and allows the Company to continue expanding its footprint. The acquisitions referenced above were accounted for as business combinations under the acquisition method of accounting. Under this method, the assets acquired, liabilities assumed and non-controlling interest, if any, were recorded in the Company’s consolidated financial statements at their respective fair values as of the acquisition dates, and the results of these acquisitions are included in the Company’s consolidated results from the respective dates of acquisition (see Note 4).

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

Warrant exercise

In conjunction with the Company’s initial public offering on March 26, 2013, the underwriter received a warrant to acquire up to 140,000 units (“Unit Warrant”).  Each of these units consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share, which warrant expires on March 27, 2018. On March 23, 2016, the underwriter paid $1,008 to the Company to exercise of the Unit Warrant.  On March 29, 2016, the Company delivered 140,000 shares of common stock to the underwriter, and, on May 5, 2016, the Company completed the exercise of the Unit Warrant by delivery of the underlying warrants.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in the consolidated financial statements relate to the fair value estimates used in accounting for business combinations including the valuation of identifiable intangible assets and contingent consideration, fair value estimates in determining the fair value of the Company’s reporting units for goodwill impairment assessment, revenue recognition on the percentage-of-completion method, allowances for uncollectible accounts and provision for income taxes.

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

Concentration of Credit Risk

Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 34%, 42% and 45% of the Company’s gross revenues for the years ended December 31, 2016, 2015 and 2014, respectively, are from California-based projects. The Company did not have any clients representing more than 10% of our gross revenues during 2016 or 2015. During 2014, two clients accounted for 21% of our gross revenues, which is included in the INF segment. Furthermore, approximately 46% and 63% of the Company’s accounts receivable as of December 31, 2016 and 2015 are from public and quasi-public clients. Management continually evaluates the creditworthiness of these and future clients and provides for bad debt reserves as necessary.

Fair Value of Financial Instruments

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of valuation hierarchy are defined as follows:

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

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

The Company considers cash and cash equivalents, accounts receivable, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. As of December 31, 2016 and 2015, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, income taxes payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

The Company applies the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. The allocation of the purchase price to identifiable intangible assets (customer relationships, customer backlog, trade name and non-compete) is based on valuations performed to determine the fair values of such assets as of the acquisition dates. The Company engaged a third-party independent valuation specialist to assist in management’s determination of fair values of tangible and intangible assets acquired and liabilities assumed for the 2016 and 2015 acquisitions, except for the 2016 acquisition of Weir and the 2015 acquisition of Allwyn acquisitions which was prepared internally. The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates.  The Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability on the consolidated balance sheet. Changes in the estimated fair value of contingent earn-out payments are included in General and Administrative expenses on the Consolidated Statements of Net Income and Comprehensive Income.

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Asset	Depreciation Period
Office furniture and equipment	5 Years
Computer equipment	3 Years
Survey and field equipment	5 Years
Leasehold improvements	Lesser of the estimated useful lives or remaining term of the lease

Property and equipment balances are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized an impairment charge relating to property and equipment during the years ended December 31, 2016, 2015 and 2014.

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with the FASB ASC 260, Earnings per Share, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. The weighted average number of shares outstanding in calculating basic earnings per share for the years ended December 31, 2016, 2015 and 2014 exclude 489,553, 413,088 and 607,906 non-vested restricted shares, respectively, issued since 2010. These non-vested restricted shares are not included in basic earnings per share until the vesting requirement is met. The weighted average number of shares outstanding in calculating diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 includes, if outstanding, non-vested restricted shares and units, issuable shares related to acquisitions, and the warrants associated with the Company’s initial public offering. In calculating diluted earnings per share for the years ended December 31, 2016, 2015 and 2014, there were no potentially dilutive securities.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31	December 31	December 31
	2016	2015	2014
Numerator:
Net income – basic and diluted	$11,607	$8,492	$4,893

Denominator:
Basic weighted average shares outstanding	9,125,167	6,773,135	5,102,058
Effect of dilutive non-vested restricted shares and units	213,907	332,014	326,660
Effect of issuable shares related to acquisitions	80,779	12,759	30,666
Effect of warrants	120,198	97,990	132,626
Diluted weighted average shares outstanding	9,540,051	7,215,898	5,592,010

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

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

Advertising

Advertising costs are charged to expense in the period incurred and amounted to $500, $195 and $86 for the years ended December 31, 2016, 2015 and 2014, respectively, which is included in General and Administrative Expenses on the accompanying Consolidated Statements of Net Income and Comprehensive Income.

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

(in thousands)

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

Note 3 –Recent Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 of the goodwill impairment test and simplifies how the amount of an impairment loss is determined. The update is effective for public companies in the beginning of fiscal year 2020 and shall be applied on a prospective basis. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the provisions of ASU 2017-04 and its impact on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This ASU clarifies guidance for cash flow classification to reduce current and potential future diversity in practice. The update is effective for public companies in the beginning of fiscal 2018. The amendments should be applied using a retrospective transition method to each period presented. For items that are impractical to apply the amendments retrospectively, they shall be applied prospectively as of the earliest date practicable. Early adoption is permitted. The Company is evaluating the provisions of ASU 2016-15 and its impact on the Company's consolidated cash flows.

In March 2016, FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the requirements of ASU 2016-09 and have not yet determined its impact on the consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize, in the balance sheet, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset over the lease term. The amendments in this accounting standard update are to be applied using a modified retrospective approach and are effective for fiscal years beginning after December 15, 2018. We are currently evaluating the requirements of ASU 2016-02 and its impact on the consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU was originally effective for annual reporting periods beginning after December 15, 2016 and early adoption is permitted as of the original effective date. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU and management has not yet determined which method it will apply. In July 2015, FASB voted to approve a one-year deferral of the effective date to December 31, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. As a result, ASU 2014-09 will become effective for us in the first quarter of our fiscal year ending December 31, 2018. The Company continues to evaluate the impact of adopting ASU 2014-09 on the Company's consolidated net income, financial position and cash flows. The Company has not selected a method for adoption nor determined the potential effects on its financial statements.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Note 4 – Business Acquisitions

On December 6, 2016, the Company acquired CivilSource, Inc. ("CivilSource"), an infrastructure engineering consulting firm based in Irvine, California. CivilSource's team of professionals specializes in the provision of comprehensive design and program management services on roadway, highway, and streets projects, as well as water and wastewater, flood control, and facilities projects. The purchase price of this acquisition was up to $11,050, including $5,050 in cash; $3,500 in promissory notes (bearing interest at 3%), payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition; and $1,500 of the Company’s common stock (43,139 shares) issued as of the closing date. The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash, subject to the achievement of certain agreed upon financial metrics for the year ended 2017. The earn-out of $1,000 is non-interest bearing and was recorded at its estimated fair value of $705, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. As of December 31, 2016, the fair value of this contingent consideration is approximately $705. The note and earn-out are due to a related party individual. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for CivilSource, we engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities, however as of the date of this report, the valuation was not final. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the second quarter of 2017.

On November 30, 2016, the Company Hanna Engineering, Inc. ("Hanna”), a leading Northern California-based bridge and transportation program management firm. The purchase price of this acquisition was up to $10,000, including $4,500 in cash; 18,197 shares of common stock representing $600; and $2,700 in promissory notes (bearing interest at 3%), payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition. The purchase price also includes $1,800 of the Company’s common stock payable in three installments of $600, due on the first, second and third anniversaries of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash, subject to the achievement of certain agreed upon financial metrics for the year ended 2017. The earn-out of $1,000 is non-interest bearing and was recorded at its estimated fair value of $712, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. As of December 31, 2016, the fair value of this contingent consideration is approximately $712. The note payable, stock payable and earn-out are due to a related party individual. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for Hanna, we engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities, however as of the date of this report, the valuation was not final. We expect to finalize the purchase price allocation with respect to this transaction by the end of the second quarter of 2017.

On October 26, 2016, the Company acquired J.B.A. Consulting Engineers, Inc. (“JBA”), a Nevada-based MEP engineering, acoustics, technology, and fire protection consulting firm. The aggregate purchase price for this acquisition was $23,000, including cash in the aggregate amount of $12,000, 44,947 shares of common stock representing $1,400, and promissory notes in the aggregate principal amount of $7,000. The promissory notes are payable in five aggregate annual installments of $1,400 on each of October 26, 2017, 2018, 2019, 2020 and 2021. The promissory notes bear interest at the rate of 3.0% per annum. The purchase price also includes $2,600 of the Company’s common stock payable in two installments of $1,300, due on the first and second anniversaries of the acquisition. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for JBA, we engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities, however as of the date of this report, the valuation was not final. We expect to finalize the purchase price allocation with respect to this transaction by the end of the second quarter of 2017.

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

(in thousands)

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

On July 1, 2015, the Company acquired NV5, Inc. (formerly known as the RBA Group, Inc., Engineers, Architects and Planners)(“RBA”), a New Jersey based infrastructure engineering firm focused on the provision of transportation engineering, planning, and construction inspection, environmental engineering, civil engineering, surveying, and architecture services to public and private clients throughout the East Coast. The purchase price of up to $13,000 included $8,000 in cash, less $1,900 held back to cover liabilities associated with RBA’s deferred compensation plan which was paid to the RBA stockholders in July 2015, $4,000 promissory notes (bearing interest at the rate of 3.0% per annum), payable in four installments of $1,000, due on the first, second, third and fourth anniversaries of July 1, 2015, the effective date of the acquisition (see Note 9). The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash or the Company’s common stock, subject to the achievement of certain agreed upon financial metrics for the years ended 2016 and 2017. The earn-out of $1,000 is non-interest bearing and was recorded at its estimated fair value of $406, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. As of December 31, 2016 and 2015, the fair value of this contingent consideration is approximately $647 and $446, respectively. Furthermore, at closing the Company assumed and paid off approximately $4,000 of RBA’s indebtedness.

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

On April 22, 2015, the Company acquired Richard J. Mendoza, Inc., a San Francisco based program management firm, with seven offices throughout California, that specializes in the provision of construction program consulting services to public and private clients in the transportation and clean water/wastewater industries. The purchase price of up to $4,000 included up to $500 in cash, a $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and a $500 promissory note (bearing interest at 3%), payable in two installments of $250, due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition (see Note 9).

On January 30, 2015, the Company acquired NV5 Consultants, Inc. (formerly known as Joslin, Lesser & Associates, Inc.)(“JLA”), a program management and owner’s representation consulting firm that primarily services government owned facilities and public K through 12 school districts in the Boston, MA area. The purchase price of up to $5,500 included $2,250 in cash, a $1,250 promissory note (bearing interest at 3.5%), payable in four installments of $313, due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition (see Note 9), and $1,000 of the Company’s common stock (89,968 shares) as of the closing date of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash, notes and the Company’s common stock, subject to the achievement of certain agreed upon metrics for calendar year 2015. The earn-out of $1,000 is non-interest bearing and was recorded at its estimated fair value of $901, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. The note and the earn-out are due to a related party individual. As of December 31, 2016 and 2015, this contingent consideration was $375 and $500, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition dates for acquisitions closed during 2016 and 2015:

	December 31,	December 31,
	2016	2015

Cash	$128	$1,033
Accounts receivable	20,221	16,050
Property and equipment	4,301	793
Prepaid expenses	1,336	457
Other assets	841	118
Intangible assets:
Customer relationships	26,188	5,833
Trade name	1,922	1,035
Customer backlog	3,898	1,510
Non-compete	1,259	613
Favorable (unfavorable) lease	(225)	778
Total Assets	59,869	28,220
Liabilities	(12,250)	(13,521)
Deferred tax liabilities	(7,892)	(2,238)
Net assets acquired	39,727	12,461

Consideration paid (Cash, Notes and/or stock)	76,011	21,692
Contingent earn-out liability (Cash and stock)	1,417	1,306
Total Consideration	77,428	22,998
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$37,701	$10,537

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from these acquisitions. Goodwill acquired of $9,861 and $6,700 during 2016 and 2015, respectively, was assigned to the INF reportable segment and $27,840 and $958 during 2016 and 2015, respectively, was assigned to the BES reportable segment. Goodwill of approximately $19,653 and $2,640 from acquisitions in 2016 and 2015, respectively, are expected to be deductible for income tax purposes.

The consolidated financial statements of the Company for the years ended December 31, 2016 include the results of operations from the businesses acquired during 2016 from their respective dates of acquisition to December 31, 2016. For the year ended December 31, 2016, the results include gross revenues and income before income taxes of approximately $46,172 and $3,584, respectively. The consolidated financial statements of the Company for the years ended December 31, 2015 include the results of operations from the businesses acquired during 2015 from their respective dates of acquisition to December 31, 2015. For the year ended December 31, 2015, the results include gross revenues and pre-tax income of approximately $36,790 and $4,964, respectively. The consolidated financial statements of the Company for the years ended December 31, 2014 include the results of operations from the businesses acquired during 2014 from their respective dates of acquisition to December 31, 2014. For the year ended December 31, 2014, the results include gross revenues and pre-tax income of approximately $27,400 and $1,100, respectively. Included in general and administrative expense for each of the years ended December 31, 2016, 2015 and 2014 is $1,171, $719 and $292, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the years ended December 31, 2016 and 2015 as if the RBA, Sebesta, Dade Moeller and JBA acquisitions had occurred as of January 1, 2015. The pro forma information provided below is compiled from the financial statements of the combined companies and includes pro forma adjustments for amortization expense, reduction in certain agreed on expenses, interest expense and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had RBA, Sebesta, Dade Moeller and JBA operations actually been acquired on January 1, 2015; or (ii) future results of operations:

	For the year ended
	December 31,	December 31,
	2016	2015
Gross revenues	$266,801	$261,316
Net income	$14,273	$10,197
Basic earnings per share	$1.54	$1.51
Diluted earnings per share	$1.48	$1.41

The Company determined that neither the Mendoza, Allwyn, Weir, Hanna and CivilSource acquisitions constitute significant business combinations individually or in the aggregate. Therefore, pro forma financial statements are not required to be disclosed.

Note 5 – Accounts Receivable, net

Accounts receivable, net consists of the following:

	December 31,	December 31,
	2016	2015

Billed	$53,756	$32,806
Unbilled	23,237	15,678
Contract retentions	510	799

	77,503	49,283
Less: allowance for doubtful accounts	(1,992)	(1,536)
Accounts receivable, net	$75,511	$47,747

Billed accounts receivable represent amounts billed to clients that remain uncollected as of the balance sheet date. Unbilled accounts receivable represent recognized revenues pending billing pursuant to contract terms or accounts billed after period end, and are expected to be billed and collected within the next 12 months.

Activity in the allowance for doubtful accounts consisted of the following:

	December 31,	December 31,
	2016	2015

Balance as of the beginning of the year	$1,536	$845
Provision for doubtful accounts	138	164
Write-offs of uncollectible accounts	(60)	(269)
Other (1)	378	796
Balance as of the end of the year	$1,992	$1,536

(1) Includes allowances from new business acquisitions.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Note 6 – Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,	December 31,
	2016	2015

Office furniture and equipment	$1,329	$459
Computer equipment	6,808	3,165
Survey and field equipment	1,426	1,265
Leasehold improvements	1,583	1,165
	11,146	6,054
Accumulated depreciation	(4,463)	(2,963)
Property and equipment – net	$6,683	$3,091

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $1,679, $844 and $561, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill

The table set forth below shows the change in goodwill during 2016 and 2015:

	December 31,	December 31,
	2016	2015
Balance as of the beginning of the year	$21,679	$11,142
Acquisitions	37,701	10,537
Balance as of the end of the period	$59,380	$21,679

As of December 31, 2016, goodwill for the reportable segments of INF and BES was $25,678 and $33,702, respectively. As of December 31, 2015, goodwill for the reportable segments of INF and BES was $15,817 and $5,862, respectively. See Note 16 for further information on Reportable Segments.

Intangible assets

Intangible assets, net, at December 31, 2016 and 2015 consist of the following:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$38,801	$(5,746)	$33,055	$12,614	$(3,643)	$8,971
Trade name	4,185	(2,746)	1,439	2,262	(1,626)	636
Customer backlog	6,607	(2,284)	4,323	2,709	(1,420)	1,289
Favorable lease	553	(158)	395	778	(44)	734
Non-compete	2,546	(897)	1,649	1,286	(549)	737
Total	$52,692	$(11,831)	$40,861	$19,649	$(7,282)	$12,367

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

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

The following table summarizes the weighted average useful lives of intangible assets acquired during 2016 and 2015:

	2016	2015
Customer relationships	10.9	10.0
Trade name	1.3	1.7
Customer backlog	6.4	5.2
Favorable leases	5.9	8.8
Non-compete	4.6	3.9

Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $4,549, $2,624 and $1,427, respectively.

As of December 31, 2016, the future estimated aggregate amortization related to intangible assets is as follows:

Period ending December 31,

2017	$6,785
2018	4,891
2019	4,557
2020	3,957
2021	3,710
Thereafter	16,961
Total	$40,861

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
	2016	2015
Deferred rent	$696	$615
Payroll and related taxes	4,518	3,131
Professional liability reserve	190	216
Benefits	1,673	639
Accrued vacation	5,327	2,994
Unreognized tax benefits	770	570
Other	4,142	1,399
Total	$17,316	$9,564

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Note 9 – Notes Payable and Other Obligations

Notes payable and other obligations consists of the following:

	December 31,	December 31,
	2016	2015

Note Payable	$278	$754
Other Obligations	6,047	-
Uncollateralized promisory notes	26,071	9,953
Total Notes Payable and Other Obligations	32,396	10,707
Current portion of notes payable and other obligations	(10,764)	(4,347)
Notes payable and other obligations, less current portion	$21,632	$6,360

  Senior Credit Facility

On December 7, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”). Pursuant to the Credit Agreement, Bank of America agreed to be the sole administrative agent for a five-year $80,000 Senior Secured Revolving Credit Facility (“Senior Credit Facility”) to the Company and committed to lend to the Company all of the Senior Credit Facility, subject to certain terms and conditions. MLPFS has undertaken to act as sole lead arranger and sole book manager for the Senior Credit Facility and to use its best efforts to form a syndicate of financial institutions for the Senior Credit Facility (including Bank of America). In addition, the Senior Credit Facility includes an accordion feature permitting the Company to request an increase in the Senior Credit Facility by an additional amount of up to $60,000. The Senior Credit Facility includes a $5,000 sublimit for the issuance of standby letters of credit and a $15,000 sublimit for swingline loans. The proceeds of the Senior Credit Facility are intended to be used (i) to finance permitted acquisitions, (ii) for capital expenditures, and (iii) for general corporate purposes.

Borrowings under the Credit Agreement are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement).

The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 3.0:1 and minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of December 31, 2016, the Company is in compliance with these financial and reporting covenants. As of December 31, 2016, the outstanding balance on the Senior Credit Facility was $0.

Note Payable

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of December 31, 2016 and 2015, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, the Company pays quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured and the Company is permitted to make periodic principal and interest payments. As of December 31, 2016 and 2015, the outstanding balance on the Nolte Note was approximately $278 and $754, respectively.

Other Obligations

On November 30, 2016, the Company acquired all of the outstanding equity interests of Hanna. The purchase price allowed for the payment of $1,200 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two installments of $600, due on the first and second anniversaries of November 30, 2016. The outstanding balance of this obligation was $600 and $0 as of December 31, 2016 and 2015, respectively.

On October 26, 2016, the Company acquired all of the outstanding equity interests of JBA. The purchase price allowed for the payment of $2,600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two installments of $1,300, due on the first and second anniversaries of October 26, 2016. The outstanding balance of this obligation was $2,600 and $0 as of December 31, 2016 and 2015, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016. The outstanding balance of this obligation was $3,000 and $0 as of December 31, 2016 and 2015, respectively.

Uncollateralized Promissory Notes

On December 6, 2016, the Company acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the “CivilSource Note”) payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition. The outstanding balance of the CivilSource Note was $3,500 and $0 as of December 31, 2016 and 2015, respectively.

On November 30, 2016, the Company acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the “Hanna Note”) payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition. The outstanding balance of the Hanna Note was $2,700 and $0 as of December 31, 2016 and 2015, respectively.

On October 26, 2016, the Company acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the “JBA Note”) payable in five installments of $1,400, due on the first, second, third, fourth and fifth anniversaries of October 26, 2016, the effective date of the acquisition. The outstanding balance of the JBA Note was $7,000 and $0 as of December 31, 2016 and 2015, respectively.

On September 12, 2016, the Company acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition. The outstanding balance of the Weir Note was $500 and $0 as of December 31, 2016 and 2015, respectively.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal payments of $1,500 each due on the first, second, third, and fourth anniversaries of May 20, 2016, the effective date of the acquisition. The outstanding balance of the Dade Moeller Notes was approximately $6,000 and $0 as of December 31, 2016 and 2015, respectively.

On July 1, 2015, the Company acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $3,000 and $4,000 as of December 31, 2016 and 2015, respectively.

On June 24, 2015, the Company acquired certain assets of Allwyn. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $333 and $500 as of December 31, 2016 and 2015, respectively.

On April 22, 2015, the Company acquired all of the outstanding equity interests of Mendoza. The purchase price included an uncollateralized $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and an uncollateralized $500 promissory note bearing interest at 3% (the “Mendoza Note”) that is payable in two equal payments of $250 each due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. The outstanding balance of the short-term promissory note was $278 and of the Mendoza Note was $250 and $500, as of December 31, 2016 and 2015, respectively.

On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $938 and $1,250 as of December 31, 2016 and 2015, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

On November 3, 2014, the Company acquired certain assets of the Buric Companies. The purchase price included an uncollateralized, 3% interest bearing promissory note in the aggregate principal amount of $300 (the “Buric Note”). The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The carrying value of the Buric Note was approximately $100 and $200 as of December 31, 2016 and 2015, respectively.

On June 30, 2014, the Company acquired certain assets of ORSI. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $450 (the “ORSI Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $225 due on the first and second anniversaries of June 30, 2014, the effective date of the acquisition. The carrying value of the ORSI Note was approximately $0 and $221 as of December 31, 2016 and 2015, respectively.

 On March 21, 2014, the Company acquired all of the outstanding equity interests of NV5, LLC. The purchase price included an uncollateralized $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $1,000 and $2,000 as of December 31, 2016 and 2015, respectively.

On January 31, 2014, the Company acquired certain assets of AQC. The purchase price included an uncollateralized non-interest bearing promissory note in the aggregate principal amount of $300 (the “AQC Note”) for which the Company has imputed interest at a rate of 3.75%. This note is payable in two equal payments of $150 each, due on the first and second anniversaries of January 31, 2014, the effective date of the acquisition. As of December 31, 2016 and 2015, the carrying value of the AQC Note was approximately $0 and $150, respectively.

On April 30, 2013, the Company acquired certain assets and assumed certain liabilities of Consilium Partners. The purchase price included an uncollateralized promissory note in the aggregate principal amount of $200, bearing interest at 4.0%, payable in three equal payments of approximately $67 each, and due on the first, second and third anniversaries of April 30, 2013, the effective date of the acquisition. The outstanding balance of this note was approximately $0 and $67, as of December 31, 2016 and 2015, respectively.

 Future contractual maturities of long-term debt as of December 31, 2016 are as follows:

Period ending December 31,

2017	$10,764
2018	8,814
2019	6,847
2020	4,575
2021	1,396
Total	$32,396

As of December 31, 2016 and 2015, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Note 10 – Contingent Consideration

The following table summarizes the changes in the carrying value of estimated contingent consideration:

	December 31,	December 31,
	2016	2015

Contingent consideration, beginning of the year	$1,279	$941
Additions for acquisitions	1,417	1,306
Reduction of liability for payments made	(458)	(633)
Increase (reduction) of liability related to re-measurement of fair value	201	(335)
Total contingent consideration, end of the period	2,439	1,279
Current portion if contingent consideration	(564)	(458)
Contingent consideration, less current portion	$1,875	$821

Note 11 – Leases

The Company leases various office facilities from unrelated parties. These leases expire through 2031 and, in certain cases, provide for escalating rental payments and reimbursement for operating costs. During the years ended December 31, 2015 and 2014, the Company leased office space from one stockholder on a month-to-month basis. The Company recognized lease expense of $6,751, $4,049 and $2,668 during the years ended December 31, 2016, 2015 and 2014, respectively, which is included in “Facilities and facilities related” in the Consolidated Statements of Net Income and Comprehensive Income. Included in these amounts are $24 and $58 for the years ended December 31, 2015 and 2014, respectively, for office leases with stockholders of the Company.

Future minimum payments under the non-cancelable operating leases as of December 31, 2016 are as follows:

Period ending December 31,	Amount
2017	$7,085
2018	5,391
2019	3,728
2020	3,141
2021	7,286
Thereafter	10,833
Total minimum lease payments	$37,464

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Note 13 – Stock-Based Compensation

In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of December 31, 2016, 619,153 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date. A summary of the changes in unvested shares of the restricted stock during the year ended December 31, 2016 is presented below.

The following table summarizes the status of restricted stock awards as of December 31, 2016 and 2015, and changes during the year ended December 31, 2016:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value

Unvested shares as of January 1, 2016	430,816	$13.08
Granted	200,622	$26.31
Vested	(109,503)	$8.12
Forfeited	(19,162)	$15.49
Unvested shares as of December 31, 2016	502,773	$19.35

Share-based compensation expense relating to restricted stock awards during the years ended December 31, 2016, 2015 and 2014 was $2,343, $1,696 and $752, respectively. Approximately $6,252 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 2.6 years, is unrecognized at December 31, 2016.

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

The Company contributed $960, $420 and $309, respectively, to the 401(k) Plan for the years ended December 31, 2016, 2015 and 2014, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Note 15 – Income Taxes

Income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Current:
Federal	$6,646	$4,557	$2,520
State	1,730	1,104	309
Total current income tax expense	8,376	5,661	2,829

Deferred:
Federal	(1,452)	(565)	190
State	(385)	(101)	57
Total deferred income tax (benefit)	(1,837)	(666)	247

Total income tax expense	$6,539	$4,995	$3,076

Temporary differences comprising the net deferred income tax asset (liability) shown in the Company’s consolidated balance sheets were as follows:

	December 31,	December 31,
	2016	2015
Deferred tax asset:
Allowance for doubtful accounts	$580	$430
Accrued compensation	2,548	1,722
Deferred rent	296	295
State income taxes	938	251
Other	138	161
Total deferred tax asset	4,500	2,859

Deferred tax liability:
Acquired intangibles	$(7,682)	$(2,129)
Cash to accrual adjustment	(2,057)	-
Depreciation and amortization	(907)	(699)
Other	(51)	(173)
Total deferred tax liability	(10,697)	(3,001)
Net deferred tax liability	$(6,197)	$(142)

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Total income tax expense (benefit) was different than the amount computed by applying the Federal statutory rate as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014

Tax at federal statutory rate	$6,351	$4,586	$2,709
State taxes, net of Federal benefit	960	742	392
Federal and state tax credits	(165)	(200)	(283)
Changes in unrecognized tax position	50	20	550
Domestic production activities deduction	(602)	(312)	(230)
Other permanent differences, net	(55)	159	(62)
Total income tax expense	$6,539	$4,995	3,076

As of December 31, 2016, the Company had net current deferred income tax assets of $2,173 and non-current deferred tax liabilities of $8,370. As of December 31, 2015, the Company had net current assets of $1,440 and non-current deferred tax liabilities of $1,582. No valuation allowance against the Company’s net deferred income tax assets is needed as of December 31, 2016 or December 31, 2015 as it is more-likely-than-not that the positions will be realized upon settlement. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes. During the year ended December 31, 2016 the Company recorded a deferred tax liability of approximately $7,892 in conjunction with the purchase price allocation of JBA and Hanna as a result of the intangibles acquired in the acquisition.

The Company’s consolidated effective income tax rate was 36.0% and 37.0% for the years ended December 31, 2016 and 2015, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39.0% for 2016 and 2015 is principally due to the federal domestic production activities deduction and research and development credits. The Company’s consolidated effective income tax rate was 38.6% for the year ended December 31, 2014. The difference between the effective tax rate and the combined statutory federal and state tax rate of 39.0% is principally due to the domestic production activities deduction and research and development credits as well as higher tax deductions realized on the Company’s 2013 federal and state tax returns filed during the third quarter of 2014.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. The California Franchise Tax Board (“CFTB”) is challenging the use of certain research and development tax credits generated for the years 2005 to 2014. Fiscal years 2005 through 2015 are considered open tax years in the State of California and 2013 through 2015 in the U.S. federal jurisdiction and other state jurisdictions. During the fourth quarter of 2016, the Internal Revenue Service informed the Company of its interest to examine the income tax return for the tax year 2014.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

 At December 31, 2016, the Company had $770 of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at the end of 2016 were $770 of tax benefits that, if recognized, would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,	December 31,
	2016	2015

Balance, beginning of period	$570	$550
Additions based on tax positions related to the current year	16	15
Additions for tax positions of prior years	84	5
Additions due to acquistions	150	-
Reductions for positions of prior years	(50)	-

Balance, end of period	$770	$570

Note 16 – Reportable Segments

The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (“Topic No. 280”). The Company’s service capabilities are organized into five verticals: infrastructure, engineering, and support services; construction quality assurance; program management; energy services; and environmental services. During 2016, the Company reevaluated the composition of its operating segments due to its growth through acquisitions. The Company’s Chief Executive Office is the chief operating decision maker and organized the Company into two operating and reportable segments: Infrastructure (INF), which includes our engineering, civil program management, and construction quality assurance practices; and Buildings, Energy & Science (BES), which includes our energy and environmental practices as well as buildings program management.

The Company evaluates the performance of these reportable segments based on their respective operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. The Company accounts for inter-segment revenues and transfers as if the sales and transfers were to third parties. All significant intercompany balances and transactions are eliminated in consolidation.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

The following tables set forth summarized financial information concerning our reportable segments. Prior period segment financial information presented has been recast to reflect the reorganized reporting structure:

	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Gross revenues
INF	$159,514	$133,938	$98,357
BES	69,218	21,979	10,730
Elimination of inter-segment revenues	(4,822)	(1,262)	(705)
Total gross revenues	$223,910	$154,655	$108,382

Segment income before taxes
INF	$27,688	$19,010	$13,989
BES	7,847	6,181	2,197
Total Segment income before taxes	35,535	25,191	16,186
Corporate (1)	(17,389)	(11,704)	(8,217)
Total income before taxes	$18,146	$13,487	$7,969

(1) Includes amortization of intangibles of $4,549, $2,624 and $1,427 for the years ended December 31, 2016, 2015 and 2014, respectively.

	December 31,	December 31,
	2016	2015
Assets
INF	$100,481	$72,331
BES	83,328	12,933
Corporate (1)	39,850	26,505
Total assets	$223,659	$111,769

(1) Corporate assets consist of intercomany eliminations and assets not allocated to segments   including cash and cash equivalents, deferred income taxes and certain other assets.

Note 17 – Quarterly Financial Information (Unaudited)

Management believes the following unaudited quarterly financial information for the years ended December 31, 2016 and 2015, which is derived from the Company’s unaudited interim financial statements, reflects all adjustments necessary for a fair statement of the results of operations. The fluctuations between periods is a result of acquisitions made during 2016 and 2015 (See Note 4).

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Year Ended December 31, 2016	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Gross revenues	$44,905	$55,892	$60,091	$63,022

Gross profit	$22,824	$26,209	$27,656	$30,891

Income from operations	$3,322	$4,589	$5,475	$5,017

Income before income tax expense	$3,253	$4,518	$5,394	$4,981

Net income and comprehensive income	$2,055	$2,859	$3,404	$3,289

Basic earnings per share	$0.27	$0.33	$0.34	$0.33

Diluted earnings per share	$0.25	$0.31	$0.33	$0.31

Year Ended December 31, 2015	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Gross revenues	$29,153	$34,481	$48,701	$42,320

Gross profit	$12,885	$15,371	$21,531	$18,991

Income from operations	$1,782	$2,763	$4,947	$4,207

Income before income tax expense	$1,714	$2,729	$4,869	$4,175

Net income and comprehensive income	$1,085	$1,733	$3,002	$2,672

Basic earnings per share	$0.20	$0.28	$0.40	$0.35

Diluted earnings per share	$0.18	$0.25	$0.38	$0.33

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A. CONTROLS AND PROCEDURES

Controls and Procedures

As of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, were effective such that the information relating to the Company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control—Integrated Framework.

As disclosed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Acquisitions, in the fourth quarter of 2016 we completed the acquisition of the privately-held companies JBA, Hanna and Civil Source. These acquired businesses combined constitute 8% of total assets of NV5 Global at December 31, 2016, and 3% of NV5 Global’s gross revenues for the year ended December 31, 2016. As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired companies’ controls by year-end, NV5 Global’s management has excluded JBA, Hanna and CivilSource from management’s report on internal control over financial reporting and changes therein below from the date of such acquisition through December 31, 2016. NV5 Global’s management is in the process of reviewing the operations of JBA, Hanna and CivilSource and implementing NV5 Global’s internal control structure over the acquired operations.

Our management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. As noted above, in the fourth quarter of 2016 we completed the acquisition of JBA, Hanna and Civil Source. As part of the ongoing integration of the acquired businesses, we are in the process of incorporating the controls and related procedures of JBA, Hanna and CivilSource. Other than incorporating the JBA, Hanna and CivilSource controls, and based on such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that there have not been any changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B. OTHER INFORMATION

Effective March 7, 2017, the Audit Committee of our Board of Directors and the Board of Directors approved a change in our fiscal year-end and financial accounting cycle. With effect from January 1, 2017, the Company will begin reporting its financial results on a 52/53 week fiscal year ending on the Saturday closest to December 31st (whether or not in the following calendar year), with interim calendar quarters ending on the Saturday closest to the end of such calendar quarter (whether or not in the following calendar quarter). As such, in calendar year 2017, the first fiscal quarter will end on April 1, 2017, the second fiscal quarter year will end on July 1, 2017, the third fiscal quarter will end on September 30, 2017, and the fiscal year will end on December 30, 2017.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2016 year end.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2016 year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2016 year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2016 year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2016 year end.

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

2.1

Stock Purchase Agreement, dated as of October 25, 2016, by and among J.B.A. Consulting Engineers, Inc., a Nevada corporation, each of the stockholders of J.B.A. Consulting Engineers, Inc., Carl Von Hake, as the sole stockholder representative of J.B.A. Consulting Engineers, Inc. and NV5 Global, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2016)

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

3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2015)

4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC March 11, 2013)

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

10.12

Second Amendment to Employment Agreement, dated as of August 11, 2015, between NV5, Inc. and Alexander Hockman. † (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

10.13

Second Amendment to Employment Agreement, dated as of August 11, 2015, between NV5, Inc. and Richard Tong. † (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

10.14

Second Amendment to Employment Agreement, dated as of August 11, 2015, between NV5, Inc. and Mary Jo O’Brien.† (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

10.15

First Amendment to Employment Agreement, dated as of August 11, 2015, between NV5, Inc. and Michael Rama. † (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

10.16	NV5 Global, Inc. Employee Stock Purchase Plan† (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2016).

10.17

Commitment Letter, effective as of October 14, 2016, by and among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2016).

Number	Description

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates a management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

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
Date: March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dickerson Wright	Chairman and Chief Executive Officer	March 10, 2017
Dickerson Wright	(Principal Executive Officer)

/s/ Michael P. Rama	Vice President and Chief Financial Officer	March 10, 2017
Michael P. Rama	(Principal Financial and Accounting Officer)

/s/ Alexander A. Hockman	Chief Operating Officer, President and Director	March 10, 2017
Alexander A. Hockman

/s/ Donald C. Alford	Executive Vice President and Director	March 10, 2017
Donald C. Alford

/s/ Gerald J. Salontai	Director	March 10, 2017
Gerald J Salontai

/s/ Jeffrey A. Liss	Director	March 10, 2017
Jeffrey A. Liss

/s/ William D. Pruitt	Director	March 10, 2017
William D. Pruitt

/s/ Francois Tardan	Director	March 10, 2017
Francois Tardan