Form 10-Q
period 2017-04-01
NV5 Global, Inc.
filed 2017-05-04
CIK 1532961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No   ☒

As of May 3, 2017, there were 10,587,642 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	April 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$33,847	$35,666
Accounts receivable, net of allowance for doubtful accounts of $1,896 and $1,992 as of April 1, 2017 and December 31, 2016, respectively	73,155	75,511
Prepaid expenses and other current assets	2,811	1,874
Total current assets	109,813	113,051
Property and equipment, net	6,501	6,683
Intangible assets, net	38,930	40,861
Goodwill	58,242	59,380
Other assets	1,361	1,511
Total Assets	$214,847	$221,486

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,647	$13,509
Accrued liabilities	12,732	17,316
Income taxes payable	1,000	1,134
Billings in excess of costs and estimated earnings on uncompleted contracts	608	228
Client deposits	106	106
Current portion of contingent consideration	2,210	564
Current portion of notes payable and other obligations	9,574	10,764
Total current liabilities	35,877	43,621
Contingent consideration, less current portion	125	1,875
Notes payable and other obligations, less current portion	21,261	21,632
Deferred income tax liabilities, net	6,338	6,197
Total liabilities	63,601	73,325

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 45,000,000 shares authorized, 10,587,642 and 10,566,528 shares issued and outstanding as of April 1, 2017 and December 31, 2016, respectively	106	106
Additional paid-in capital	118,841	118,026
Retained earnings	32,299	30,029
Total stockholders’ equity	151,246	148,161
Total liabilities and stockholders’ equity	$214,847	$221,486

 See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended
	April 1,	March 31,
	2017	2016

Gross revenues	$64,059	$44,905

Direct costs (excluding depreciaiton and amortization):
Salaries and wages	21,353	15,254
Sub-consultant services	7,950	4,583
Other direct costs	3,034	2,244
Total direct costs	32,337	22,081

Gross Profit	31,722	22,824

Operating Expenses:
Salaries and wages, payroll taxes and benefits	18,647	12,441
General and administrative	5,429	4,098
Facilities and facilities related	2,624	1,721
Depreciation and amortization	2,501	1,242
Total operating expenses	29,201	19,502

Income from operations	2,521	3,322

Other expense:
Interest expense	(239)	(69)
Total other expense	(239)	(69)

Income before income tax expense	2,282	3,253
Income tax expense	(12)	(1,198)
Net Income and Comprehensive Income	$2,270	$2,055

Earnings per share:
Basic	$0.23	$0.27
Diluted	$0.21	$0.25

Weighted average common shares outstanding:
Basic	10,082,759	7,731,025
Diluted	10,719,331	8,108,920

 See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2016	10,566,528	$106	$118,026	$30,029	$148,161

Stock compensation	-	-	753	-	753
Restricted stock issuance, net	19,394	-	-	-	-
Payment of contingent consideration with common stock	1,720	-	62	-	62
Net income	-	-	-	2,270	2,270
Balance, April 1, 2017	10,587,642	$106	$118,841	$32,299	$151,246

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	April 1, 2017	March 31, 2016
Cash Flows From Operating Activities:
Net income	$2,270	$2,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,501	1,242
Provision for doubtful accounts	138	188
Stock compensation	753	499
Change in fair value of contingent consideration	21	-
Loss on disposal property and equipment	-	2
Deferred income taxes	141	-
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	2,218	764
Prepaid expenses and other assets	(787)	(415)
Accounts payable	(3,862)	(1,823)
Accrued liabilities	(3,430)	(1,113)
Income taxes payable	(134)	434
Billings in excess of costs and estimated earnings on uncompleted contracts	380	183
Client deposits	-	12
Net cash provided by operating activities	209	2,028

Cash Flows From Investing Activities:
Cash paid for acquisitions	-	(14,000)
Purchase of property and equipment	(388)	(152)
Net cash used in investing activities	(388)	(14,152)

Cash Flows From Financing Activities:
Payments on notes payable	(1,578)	(1,731)
Payments of contingent consideration	(62)	(296)
Proceeds from exercise of unit warrant	-	1,008
Net cash used in financing activities	(1,640)	(1,019)

Net decrease in Cash and Cash Equivalents	(1,819)	(13,143)
Cash and cash equivalents – beginning of period	35,666	23,476
Cash and cash equivalents – end of period	$33,847	$10,333

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	April 1, 2017	March 31, 2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$71	$75
Cash paid for income taxes	$-	$763

Non-cash investing and financing activities:
Payment of contingent consideration with common stock	$62	$163

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 1 - Organization and Nature of Business Operations

Business

NV5 Global, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Global”) is a provider of professional and technical engineering and consulting solutions to public and private sector clients in the infrastructure, energy, construction, real estate and environmental markets, operating through a network of 83 locations in the United States and internationally in Macau, Shanghai, Hong Kong, and Vietnam. The Company’s clients include the U.S. federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to, planning, design, consulting, permitting, inspection and field supervision, management oversight, forensic engineering, litigation support, condition assessment and compliance certification.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying consolidated balance sheet as of December 31, 2016 has been derived from those financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for any future interim period or for the full 2017 fiscal year.

 Fiscal Year

 Effective March 7, 2017, the Audit Committee of our Board of Directors and the Board of Directors approved a change in our fiscal year-end and financial accounting cycle. With effect from January 1, 2017, the Company commenced reporting its financial results on a 52/53 week fiscal year ending on the Saturday closest to December 31st (whether or not in the following calendar year), with interim calendar quarters ending on the Saturday closest to the end of such calendar quarter (whether or not in the following calendar quarter). As such, in calendar year 2017, the first fiscal quarter ended on April 1, 2017, the second fiscal quarter year will end on July 1, 2017, the third fiscal quarter will end on September 30, 2017, and the fiscal year will end on December 30, 2017.

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

Concentration of Credit Risk

 Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 34% and 40% of the Company’s gross revenues for the three months ended April 1, 2017 and March 31, 2016, respectively, are from California-based projects. The Company does not have any clients individually representing more than 10% of gross revenues during the three months ended April 1, 2017 and March 31, 2016. Furthermore, approximately 71% of the Company’s accounts receivable as of April 1, 2017 and December 31, 2016 are for public and quasi-public projects. Management continually evaluates the creditworthiness of these and future clients and provides for bad debt reserves as necessary.

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

The Company considers cash and cash equivalents, accounts receivable, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. As of April 1, 2017 and December 31, 2016, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, income taxes payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

The Company applies the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. The allocation of the purchase price to identifiable intangible assets (customer relationships, customer backlog, trade name and non-compete) is based on valuations performed to determine the fair values of such assets as of the acquisition dates. Generally, the Company engages a third-party independent valuation specialist to assist in management’s determination of fair values of tangible and intangible assets acquired and liabilities assumed. The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates.  The Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability on the consolidated balance sheet. Changes in the estimated fair value of contingent earn-out payments are included in General and Administrative expenses on the Consolidated Statements of Net Income and Comprehensive Income.

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

We review and re-assess the estimated fair value of contingent consideration liabilities on a quarterly basis, and the updated fair value could differ materially from the initial estimates. The Company measures contingent consideration recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3, as defined in the accounting guidance. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration liabilities on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are projections over the earn-out period, and the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent consideration liabilities. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and amount paid will be recorded in earnings (see Note 10). Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in income from operations.

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with the FASB ASC 260, Earnings per Share, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. The weighted average number of shares outstanding in calculating basic earnings per share for the three months ended April 1, 2017 and March 31, 2016 exclude 441,237 and 414,826 non-vested restricted shares, respectively, issued since 2010. These non-vested restricted shares are not included in basic earnings per share until the vesting requirement is met. The weighted average number of shares outstanding in calculating diluted earnings per share for the three months ended April 1, 2017 and March 31, 2016 includes, if outstanding, non-vested restricted shares and units, issuable shares related to acquisitions, and the warrants associated with the Company’s initial public offering. In calculating diluted earnings per share for the three months ended April 1, 2017 and March 31, 2016, there were no potentially anti-dilutive securities.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three months ended April 1, 2017 and March 31, 2016:

	Three Months Ended
	April 1,	March 31
	2017	2016
Numerator:
Net income – basic and diluted	$2,270	$2,055

Denominator:
Basic weighted average shares outstanding	10,082,759	7,731,025
Effect of dilutive non-vested restricted shares and units	334,562	198,208
Effect of issuable shares related to acquisitions	191,431	10,580
Effect of warrants	110,579	169,107
Diluted weighted average shares outstanding	10,719,331	8,108,920

Note 3 – Recent Accounting Pronouncements

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

In March 2016, FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted the requirements of ASU 2016-09 on January 1, 2017, on a prospective basis, which resulted in a decrease in income tax expense of approximately $722 for the three months ended April 1, 2017. ASU 2016-09 requires excess tax benefits be presented within the statement of cash flows as an operating activity rather than as a financing activity and excess tax benefits to be excluded from the assumed future proceeds in the calculation of diluted shares.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU was originally effective for annual reporting periods beginning after December 15, 2016 and early adoption is permitted as of the original effective date. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. In July 2015, FASB voted to approve a one-year deferral of the effective date to December 31, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. As a result, ASU 2014-09 will become effective for us in the first quarter of our fiscal year ending December 31, 2018. The Company has begun its preliminary assessment and is identifying specific areas of impact on its Consolidated Financial Statements. The Company has tentatively decided to adopt this standard under the modified retrospective approach and is still evaluating the impact of adopting ASU 2014-09 on the Company's consolidated net income, financial position, cash flows, disclosures, information technology systems and internal controls.

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

During the three months ended April 1, 2017, the Company did not close on any acquisitions. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during 2016:

December 31,
2016

Cash	$128
Accounts receivable	20,221
Property and equipment	4,301
Prepaid expenses	1,336
Other assets	841
Intangible assets:
Customer relationships	26,188
Trade name	1,922
Customer backlog	3,898
Non-compete	1,259
Favorable (unfavorable) lease	(225)
Total Assets	59,869
Liabilities	(12,250)
Deferred tax liabilities	(7,892)
Net assets acquired	39,727

Consideration paid (Cash, Notes and/or stock)	76,011
Contingent earn-out liability (Cash and stock)	1,417
Total Consideration	77,428
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$37,701

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from these acquisitions. Goodwill acquired of $0 and $6,014 during the three month ended April 1, 2017 and March 31, 2016, respectively, was assigned to the BES reportable segment. Goodwill of approximately $0 and $6,014 from acquisitions during the three months ended April 1, 2017 and March 31, 2016, respectively, are expected to be deductible for income tax purposes.

The consolidated financial statements of the Company for the three months ended April 1, 2017 and March 31, 2016 include the results of operations from any business acquired. For the three months ended April 1, 2017 and March 31, 2016, the results include gross revenues of $0 and $5,455, respectively, and pre-tax income of approximately $0 and $431, respectively. Included in general and administrative expense for the three months ended April 1, 2017 and March 31, 2016 is $138 and $194, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three months ended March 31, 2016 as if the Sebesta acquisition had occurred as of January 1, 2016. The pro forma information provided below is compiled from the financial statements of Sebesta and includes pro forma adjustments for amortization expense, reduction in certain expenses and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the Sebesta operations actually been acquired on January 1, 2016; or (ii) future results of operations:

Three Months Ended
March 31,
2016
Gross revenues	$47,190
Net income	$2,040
Basic earnings per share	$0.26
Diluted earnings per share	$0.25

Note 5 – Accounts Receivable, net

Accounts receivable, net, consists of the following:

	April 1,	December 31,
	2017	2016

Billed	$47,267	$53,756
Unbilled	27,261	23,237
Contract retentions	523	510

	75,051	77,503
Less: allowance for doubtful accounts	(1,896)	(1,992)
Accounts receivable, net	$73,155	$75,511

Billed accounts receivable represents amounts billed to clients that remain uncollected as of the balance sheet date. Unbilled accounts receivable represents recognized amounts pending billing pursuant to contract terms or accounts billed after period end, and are expected to be billed and collected within the next 12 months.

Note 6 – Property and Equipment, net

Property and equipment, net, consists of the following:

	April 1,	December 31,
	2017	2016

Office furniture and equipment	$1,392	$1,329
Computer equipment	6,679	6,808
Survey and field equipment	1,600	1,426
Leasehold improvements	1,696	1,583
	11,367	11,146
Accumulated depreciation	(4,866)	(4,463)
Property and equipment – net	$6,501	$6,683

Depreciation expense was $570 and $378 for the three months ended April 1, 2017 and March 31, 2016, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

 Note 7 – Goodwill and Intangible Assets

Goodwill

On August 1, 2016, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2016. There were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2016 through April 1, 2017.

The table set forth below shows the change in goodwill during the three months ended April 1, 2017 and year ended December 31, 2016:

	April 1,	December 31,
	2017	2016
Balance as of the beginning of the year	$59,380	$21,679
Acquisitions	-	37,701
Reduction from working capital proceeds	(1,138)	-
Balance as of the end of the period	$58,242	$59,380

During the first quarter of 2017, the Company revised its allocation of purchase price for its JBA acquisition and reduced goodwill by $1,138.

Intangible Assets

Intangible assets, net, as of April 1, 2017 and December 31, 2016 consist of the following:

	April 1, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$38,801	$(6,732)	$32,069	$38,801	$(5,746)	$33,055
Trade name	4,185	(3,249)	936	4,185	(2,746)	1,439
Customer backlog	6,607	(2,618)	3,989	6,607	(2,284)	4,323
Favorable lease	553	(109)	444	553	(158)	395
Non-compete	2,546	(1,054)	1,492	2,546	(897)	1,649
Total	$52,692	$(13,762)	$38,930	$52,692	$(11,831)	$40,861

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

Amortization expense was $1,931 and $864 for the three months ended April 1, 2017 and March 31, 2016, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

As of April 1, 2017, the future estimated aggregate amortization related to intangible assets is as follows:

Period ending April 1,

2018	$6,121
2019	4,851
2020	4,379
2021	3,861
2022	3,685
Thereafter	16,033
Total	$38,930

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	April 1,	December 31,
	2017	2016
Deferred rent	$680	$696
Payroll and related taxes	2,654	4,518
Professional liability reserve	93	190
Benefits	1,297	1,673
Accrued vacation	5,667	5,327
Unreognized tax benefits	770	770
Other	1,571	4,142
Total	$12,732	$17,316

Note 9 – Notes Payable and Other Obligations

Notes payable and other obligations consists of the following:

	April 1,	December 31,
	2017	2016

Note Payable	$159	$278
Other Obligations	6,060	6,047
Uncollateralized promisory notes	24,616	26,071
Total Notes Payable and Other Obligations	30,835	32,396
Current portion of notes payable and other obligations	(9,574)	(10,764)
Notes payable and other obligations, less current portion	$21,261	$21,632

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

  Senior Credit Facility

On December 7, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”). Pursuant to the Credit Agreement, Bank of America agreed to be the sole administrative agent for a five-year $80,000 Senior Secured Revolving Credit Facility (“Senior Credit Facility”) to the Company and, together with PNC Bank, National Association and Regions Bank as the other lenders under the Senior Credit Facility, has committed to lend to the Company all of the Senior Credit Facility, subject to certain terms and conditions. MLPFS has undertaken to act as sole lead arranger and sole book manager for the Senior Credit Facility. In addition, the Senior Credit Facility includes an accordion feature permitting the Company to request an increase in the Senior Credit Facility by an additional amount of up to $60,000. The Senior Credit Facility includes a $5,000 sublimit for the issuance of standby letters of credit and a $15,000 sublimit for swingline loans. The proceeds of the Senior Credit Facility are intended to be used (i) to finance permitted acquisitions, (ii) for capital expenditures, and (iii) for general corporate purposes.

Borrowings under the Credit Agreement are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement).

The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 3.0:1 and minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of April 1, 2017 and December 31, 2016, the Company is in compliance with these financial and reporting covenants. As of April 1, 2017 and December 31, 2016, the outstanding balance on the Senior Credit Facility was $0. However, on April 12, 2017, the Company borrowed $25,000 under the Senior Credit Facility for an acquisition that closed on April 14, 2017 (see Note 15).

Note Payable

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of April 1, 2017 and December 31, 2016, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, the Company pays quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured and the Company is permitted to make periodic principal and interest payments. As of April 1, 2017 and December 31, 2016, the outstanding balance on the Nolte Note was approximately $159 and $278, respectively.

Other Obligations

On November 30, 2016, the Company acquired all of the outstanding equity interests of Hanna. The purchase price allowed for the payment of $1,200 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two installments of $600, due on the first and second anniversaries of November 30, 2016. The outstanding balance of this obligation was $1,200 as of April 1, 2017 and December 31, 2016.

On October 26, 2016, the Company acquired all of the outstanding equity interests of JBA. The purchase price allowed for the payment of $2,600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two installments of $1,300, due on the first and second anniversaries of October 26, 2016. The outstanding balance of this obligation was $2,600 as of April 1, 2017 and December 31, 2016.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016. The outstanding balance of this obligation was $3,000 as of April 1, 2017 and December 31, 2016.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Uncollateralized Promissory Notes

On December 6, 2016, the Company acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the “CivilSource Note”) payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition. The outstanding balance of the CivilSource Note was $3,500 as of April 1, 2017 and December 31, 2016.

On November 30, 2016, the Company acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the “Hanna Note”) payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition. The outstanding balance of the Hanna Note was $2,700 as of April 1, 2017 and December 31, 2016.

On October 26, 2016, the Company acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the “JBA Note”) payable in five installments of $1,400, due on the first, second, third, fourth and fifth anniversaries of October 26, 2016, the effective date of the acquisition. The outstanding balance of the JBA Note was $7,000 as of April 1, 2017 and December 31, 2016.

On September 12, 2016, the Company acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition. The outstanding balance of the Weir Note was $500 as of April 1, 2017 and December 31, 2016.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal payments of $1,500 each due on the first, second, third, and fourth anniversaries of May 20, 2016, the effective date of the acquisition. The outstanding balance of the Dade Moeller Notes was approximately $6,000 as of April 1, 2017 and December 31, 2016.

On July 1, 2015, the Company acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $3,000 as of April 1, 2017 and December 31, 2016.

On June 24, 2015, the Company acquired certain assets of Allwyn. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $333 as of April 1, 2017 and December 31, 2016.

On April 22, 2015, the Company acquired all of the outstanding equity interests of Mendoza. The purchase price included an uncollateralized $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and an uncollateralized $500 promissory note bearing interest at 3% (the “Mendoza Note”) that is payable in two equal payments of $250 each due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. The outstanding balance of the Mendoza Note was $250 as of April 1, 2017 and December 31, 2016.

On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $625 and $938 as of April 1, 2017 and December 31, 2016, respectively.

On November 3, 2014, the Company acquired certain assets of the Buric Companies. The purchase price included an uncollateralized, 3% interest bearing promissory note in the aggregate principal amount of $300 (the “Buric Note”). The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The carrying value of the Buric Note was approximately $100 as of April 1, 2017 and December 31, 2016.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

 On March 21, 2014, the Company acquired all of the outstanding equity interests of NV5, LLC. The purchase price included an uncollateralized $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $0 and $1,000 as of April 1, 2017 and December 31, 2016.

 Future contractual maturities of long-term debt as of April 1, 2017 are as follows:

Period ending April 1,

2018	$9,574
2019	8,754
2020	6,536
2021	4,575
2022	1,396
Total	$30,835

As of April 1, 2017 and December 31, 2016, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

Note 10 – Contingent Consideration

The following table summarizes the changes in the carrying value of estimated contingent consideration:

	April 1,	December 31,
	2017	2016

Contingent consideration, beginning of the year	$2,439	$1,279
Additions for acquisitions	-	1,417
Reduction of liability for payments made	(125)	(458)
Increase (reduction) of liability related to re-measurement of fair value	21	201
Total contingent consideration, end of the period	2,335	2,439
Current portion of contingent consideration	(2,210)	(564)
Contingent consideration, less current portion	$125	$1,875

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

Note 12 – Stock-Based Compensation

In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of April 1, 2017, 599,759 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date. A summary of the changes in unvested shares of the restricted stock during the three months ended year ended April 1, 2017 is presented below.

The following table summarizes the status of restricted stock awards as of April 1, 2017 and January 1, 2017, and changes during 2017:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value

Unvested shares as of January 1, 2017	502,773	$19.35
Granted	18,539	$35.15
Vested	(66,855)	$8.97
Forfeited	-	$-
Unvested shares as of April 1, 2017	454,457	$21.52

Share-based compensation expense relating to restricted stock awards during the three months ended April 1, 2017 and March 31, 2016 was $753 and $499, respectively. Approximately $6,092 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 2.5 years, is unrecognized at April 1, 2017.

Note 13 – Income Taxes

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted ASU 2015-17 as of January 1, 2017 and retrospectively applied ASU 2015-17 to all periods presented. As of January 1, 2017 the Company reclassified $2,173 of deferred tax assets from "Current assets" to "Non-current liabilities" on the Consolidated Balance Sheets. As of April 1, 2017 and December 31, 2016, the Company had net non-current deferred tax liabilities of $6,338 and $6,197, respectively. No valuation allowance against the Company’s deferred income tax assets is needed as of April 1, 2017 and December 31, 2016 as it is more-likely-than-not that the positions will be realized upon settlement. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The Company’s consolidated effective income tax rate was 32.2% and 36.8% for the three months ended April 1, 2017 and March 31, 2016, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39.0% is principally due to the federal domestic production activities deduction and research and development credits. Furthermore, during the three months ended April 1, 2017, the Company recorded a reduction in income tax expense of $722 relating to the income tax benefit received in conjunction with the vesting of restricted stock during the period. Also contributing to the decrease in the effective tax rate for the three months ended April 1, 2017, is the lower effective tax rate applied to the Asia operations from our recently acquired JBA acquisition in 2016.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. The California Franchise Tax Board (“CFTB”) is challenging the use of certain research and development tax credits generated for the years 2005 to 2014. Fiscal years 2005 through 2016 are considered open tax years in the State of California and 2013 through 2016 in the U.S. federal jurisdiction and other state jurisdictions. During 2016, the Internal Revenue Service informed the Company of its interest to examine the income tax return for the tax year 2014.

 At April 1, 2017 and December 31, 2016, the Company had $770 of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at

April 1, 2017 and December 31, 2016 were $770 of tax benefits that, if recognized, would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months.

Note 14 – Reportable Segments

The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (“Topic No. 280”). The Company’s service capabilities are organized into five verticals: infrastructure, engineering, and support services; construction quality assurance; program management; energy services; and environmental services. The Company’s Chief Executive Officer is the chief operating decision maker and organized the Company into two operating and reportable segments: Infrastructure (INF), which includes our engineering, civil program management, and construction quality assurance practices; and Buildings, Energy & Science (BES), which includes our energy and environmental practices as well as buildings program management.

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

The following tables set forth summarized financial information concerning our reportable segments. Prior period segment financial information presented has been recast to reflect the reorganized reporting structure that occurred during the fourth quarter of 2016:

	Three Months Ended
	April 1,	March 31,
	2017	2016
Gross revenues
INF	$39,126	$34,287
BES	25,967	11,580
Elimination of inter- segment revenues	(1,034)	(962)
Total gross revenues	$64,059	$44,905

Segment income before taxes
INF	$5,757	$5,588
BES	2,484	1,455
Total Segment income before taxes	8,241	7,043
Corporate (1)	(5,959)	(3,790)
Total income before taxes	$2,282	$3,253

(1)	Includes amortization of intangibles of $1,931 and $864 for the three months ended April 1, 2017 and March 31, 2016, respectively.

Note 15 – Subsequent Events

On April 14, 2017, the Company acquired all of the outstanding equity interests in Bock & Clark Corporation (“B&C”), an Akron, Ohio based surveying, commercial zoning, and environmental services firm. The acquisition of B&C will expand our cross-selling opportunities within our infrastructure engineering, surveying, and program management groups and with our financial and transactional real estate clients. The aggregate purchase price consideration paid by the Company in connection with the acquisition was $42,000, subject to customary closing working capital adjustments, funded entirely in cash.

On May 1, 2017, the Company acquired all of the outstanding equity interests in Lochrane Engineering, Inc. (“Lochrane”), an Orlando, Florida based civil engineering firm which specializes in the provision of services on major roadway projects and its major clients include the Florida Department of Transportation and Florida’s Turnpike Enterprise. The aggregate purchase price paid by the Company is up to $4,940, paid with a combination of cash at closing and future note payments.

Under the acquisition method of accounting, the Company will recognize the assets acquired and the liabilities assumed at their fair values and will record an allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company expects goodwill will be recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired, the amount attributable to the reputation of the businesses acquired, the workforce in place and the synergies to be achieved from these acquisitions. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company will engage a third party independent valuation specialist to assist in management’s determination of fair values total of tangible and intangible assets acquired and liabilities of these acquisitions. The initial accounting for this acquisition is incomplete at this time due to the recent closing of this transaction. The Company expects to establish a preliminary purchase price allocation with respect to this transaction by the end of the second quarter of 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of NV5 Global, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our” or “NV5 Global”) should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K (File No. 001-35849). This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from the results those anticipated in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Amounts presented are in thousands, except per share data.

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

Recent Aquisition, Developments and Challenges

 Acquisition.

 On April 14, 2017, we acquired all of the outstanding equity interests in Bock & Clark Corporation (“B&C”), an Akron, Ohio based surveying, commercial zoning, and environmental services firm. We believe that the acquisition of B&C will expand our cross-selling opportunities within our infrastructure engineering, surveying, and program management groups and with our financial and transactional real estate clients. The aggregate purchase price consideration paid by the Company in connection with the acquisition was $42,000, subject to customary closing working capital adjustments, funded entirely in cash.

On May 1, 2017, we acquired all of the outstanding equity interests in Lochrane Engineering, Inc. (“Lochrane”), an Orlando, Florida based civil engineering firm which specializes in the provision of services on major roadway projects and its major clients include the Florida Department of Transportation and Florida’s Turnpike Enterprise. The aggregate purchase price paid by us is up to $4,940, paid with a combination of cash at closing and future note payments.

Tax credit.

We are currently under examination by the CFTB about certain research and development tax credits generated for the years 2005 to 2014. Fiscal years 2005 through 2016 are considered open tax years in the State of California and 2013 through 2016 in the U.S. federal jurisdiction and other state jurisdictions. At April 1, 2017 and December 31, 2016, we had $770 of unrecognized tax benefits.

Backlog.

As of April 1, 2017, we had approximately $225,200 of gross revenue backlog expected to be recognized over the next 12 months compared to gross revenue backlog of approximately $220,800 as of December 31, 2016. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Segments.

Our service capabilities are organized into five verticals: infrastructure, engineering, and support services; construction quality assurance; program management; energy services; and environmental services. Our Chief Executive Officer is the chief operating decision maker and organized the Company into two operating and reportable segments: Infrastructure (INF), which includes our engineering, civil program management, and construction quality assurance practices; and Buildings, Energy & Science (BES), which includes our energy and environmental practices as well as buildings program management.

Components of Income and Expense

Revenues

We enter into contracts with our clients that contain two principal types of pricing provisions: cost-reimbursable and fixed-price. The majority of our contracts are cost-reimbursable contracts that fall under the relatively low-risk subcategory of time and materials contracts.

Cost-reimbursable contracts. Cost-reimbursable contracts consists of the following:

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

•

Fixed-unit contracts typically require the performance of an estimated number of units of work at an agreed price per unit, with the total payment under the contract determined by the actual number of units performed, over a fixed construction schedule. In most cases, we can bill additional fees if the schedule is modified or lengthened.

For the three months ended April 1, 2017 and March 31, 2016, cost-reimbursable contracts represented approximately 94% and 95%, respectively, of our total revenues.

Fixed-price contracts. Fixed-price contracts also consist of the following:

•

Lump-sum contracts typically require the performance of all of the work under the contract for a specified lump-sum fee, subject to price adjustments if the scope of the project changes or unforeseen conditions arise. Many of our lump-sum contracts are negotiated and arise in the design of projects with a specified scope and project deliverables.

For the three months ended April 1, 2017 and March 31, 2016, fixed-price contracts represented approximately 6% and 5%, respectively, of our total revenues.

Revenues from engineering services are recognized in accordance with the accrual basis of accounting. Revenues under cost-reimbursable contracts are recognized when services are performed or on the percentage-of-completion method. Revenues from fixed-price contracts are recognized on the percentage-of-completion method. Revenues recognized on the percentage-of-completion method are generally measured by the direct costs incurred to date as compared to total costs incurred, which represents approximately 29% and 13% of revenues recognized during the three months ended April 1, 2017 and March 31, 2016, respectively.

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

Jumpstart Our Business Startups Act of 2012

We are an emerging growth company within the meaning of the rules under the Securities Act, and we utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, we did have to provide an auditor’s attestation report on our internal controls in our Annual Report on Form 10-K for the year ended December 31, 2016 as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. The JOBS Act also permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by issuers. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements. The more significant estimates affecting amounts reported in our consolidated financial statements relate to the revenue recognition on the percentage-of-completion method, allowances for doubtful accounts, valuation of our intangible assets, contingent consideration and income taxes.

During the three months ended April 1, 2017, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Consolidated Results of Operations

The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	April 1,	March 31,
	2017	2016

Gross revenues	$64,059	$44,905
Less sub-consultant services and other direct costs	(10,984)	(6,827)

Net revenues (1)	53,075	38,078
Direct salary and wages costs	(21,353)	(15,254)

Gross profit	31,722	22,824

Operating expenses	29,201	19,502

Income from operations	2,521	3,322

Other expense (net)	(239)	(69)

Income tax expense	(12)	(1,198)

Net income	$2,270	$2,055

__________________________________________________

(1)

Net Revenues is not a measure of financial performance under GAAP. Gross revenues include sub-consultant costs and other direct costs which are generally pass-through costs. The Company believes that Net Revenues, which is a non-U.S. GAAP financial measure commonly used in our industry, enhances investors’ ability to analyze our business trends and performance because it substantially measures the work performed by our employees.

Three months Ended April 1, 2017 compared to the three months Ended March 31, 2016

Gross and Net Revenues.

Our consolidated gross revenues increased approximately $19,154 or approximately 42.7%, for the three months ended April 1, 2017 compared to the three months ended March 31, 2016. Our consolidated net revenues increased approximately $14,996 or approximately 33.3% for the three months ended April 1, 2017 compared to the three months ended March 31, 2016. The increases in gross and net revenues are due primarily to organic growth from our existing platform as well as approximately $16,400 in gross revenues from acquisitions completed in 2016. The growth in revenues was primarily attributable to increases in energy distribution services; construction materials testing and engineering services; and program and construction management services. However, the increases in gross and net revenues during the three months ended April 1, 2017 were partially offset by reductions in revenues related to project delays due to record rainfall affecting our California infrastructure projects. We are currently unaware of any long-term delays in current projects and therefore are not anticipating such to influence future revenues. Such revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Gross Profit.

As a percentage of gross revenues, our gross profit margin was 49.5% and 50.8%, for the three months ended April 1, 2017 and March 31, 2016, respectively. Gross profit includes direct costs of contracts such as direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both gross revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

Operating expenses.

Our operating expenses increased approximately $9,698, or 49.7% for the three months ended April 1, 2017 compared to the three months ended March 31, 2016. The increase in operating expenses for the three months ended April 1, 2017 include operating expenses related to acquisitions closed subsequent to March 31, 2016. During the three months ended April 1, 2017, acquisition related expenses were approximately $138, compared to approximately $194 during the three months ended March 31, 2016. Also contributing to the increase in operating costs is the increased amortization of intangible assets. During the three months ended April 1, 2017, amortization of intangible assets was approximately $1,931, compared to $864 during the three months ended March 31, 2016. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs.

Income taxes.

Our consolidated effective income tax rate was 32.2% and 36.8% for the three months ended April 1, 2017 and March 31, 2016, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39.0% is principally due to the federal domestic production activities deduction and research and development credits. Furthermore, during the three months ended April 1, 2017, we recorded a reduction in income tax expense of $722 relating to the income tax benefit received in conjunction with the vesting of restricted stock during the period. Also contributing to the decrease in the effective tax rate for the three months ended April 1, 2017, is the lower effective tax rate applied to the Asia operations from our recently acquired JBA acquisition in 2016.

Segment Results of Operations

The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended
	April 1,	March 31,
	2017	2016
Gross revenues
INF	$39,126	$34,287
BES	$25,967	$11,580

Segment income before taxes
INF	$5,757	$5,588
BES	$2,484	$1,455

For additional information regarding our reportable segments, see Note 14 - "Reportable Segments" of the "Notes to Consolidated Financial Statements”.

Three months ended April 1, 2017 compared to the three months ended March 31, 2016

Our gross revenues from INF reportable segment increased approximately $4,839, or 14.1% during the three months ended April 1, 2017 compared to the three months ended March 31, 2016. The increase during the three months ended April 1, 2017 includes approximately $3,600 related to acquisitions closed during 2016. The increase in revenues for the three months ended April 1, 2017 reflects increases in energy distribution services, construction materials testing and transportation services, partially offset by reductions in gross revenues related to project delays due to record rainfall affecting our California infrastructure projects.

Segment Income before Taxes from INF increased $169, or 3.0% during the three months ended April 1, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to increased revenues from organic growth, contributions from acquisitions completed in 2016 for a full period in 2017 as well as a reduction of sub-consultants used to perform services.

Our gross revenues from BES reportable segment increased approximately $14,387, or 124.2% during the three months ended April 1, 2017 compared to the three months ended March 31, 2016. The increase for the three months ended April 1, 2017 includes approximately $12,800 related to acquisitions closed during 2016. The growth in revenues from BES was primarily attributable to increases in facilities program management services.

Segment Income before Taxes from BES increased $1,029, or 70.7% during the three months ended April 1, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to increased revenues from organic growth and from the contributions from acquisitions completed in 2016.

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

Cash Flows

As of April 1, 2017, our cash and cash equivalents totaled $33,847 and accounts receivable, net of allowance for doubtful accounts, totaled $73,155, compared to $35,666 and $75,511, respectively, on December 31, 2016. As of April 1, 2017, our accounts payable and accrued liabilities were $9,647 and $12,732, respectively, compared to $13,509 and $17,316, respectively, on December 31, 2016. In addition, as of April 1, 2017, we had notes payable and other obligations and contingent consideration of $30,835 and $2,335, respectively, compared to $32,396 and $2,439, respectively, on December 31, 2016.

Operating activities

For the three months ended April 1, 2017, net cash provided by operating activities amounted to $209, primarily attributable to net income of $2,270, which included non-cash charges of $3,254 from stock based compensation and depreciation and amortization, and decreases of $7,292 in accounts payable and accrued liabilities partially offset by a decrease of $2,218 in accounts receivable. During 2017, we made income tax payments of approximately $0.

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

Investing activities

For the three months ended April 1, 2017, net cash used in investing activities amounted to $388, primarily for the purchase of property and equipment for our ongoing operations.

For the three months ended March 31, 2016, net cash used in investing activities amounted to $14,152, primarily resulting from cash used for our acquisitions during 2016 of $14,000 and the purchase of property and equipment of $152 for our ongoing operations.

Financing activities

For the three months ended April 1, 2017, net cash used by financing activities amounted to $1,640, primarily due to principal repayments of $1,577 towards long-term debt and $63 towards contingent consideration.

For the three months ended March 31, 2016, net cash used by financing activities amounted to $1,019, primarily due to the net proceeds from the unit warrant exercise of $1,008 offset by principal repayments of $1,731 towards long-term debt and $296 towards contingent consideration.

 Financing

Senior Credit Facility

On December 7, 2016, we entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”). Pursuant to the Credit Agreement, Bank of America agreed to be the sole administrative agent for a five-year $80,000 Senior Secured Revolving Credit Facility (“Senior Credit Facility”) to us and, together with PNC Bank, National Association and Regions Bank as the other lenders under the Senior Credit Facility, has committed to lend to us all of the Senior Credit Facility, subject to certain terms and conditions. MLPFS has undertaken to act as sole lead arranger and sole book manager for the Senior Credit Facility. In addition, the Senior Credit Facility includes an accordion feature permitting us to request an increase in the Senior Credit Facility by an additional amount of up to $60,000. The Senior Credit Facility includes a $5,000 sublimit for the issuance of standby letters of credit and a $15,000 sublimit for swingline loans. The proceeds of the Senior Credit Facility are intended to be used (i) to finance permitted acquisitions, (ii) for capital expenditures, and (iii) for general corporate purposes.

Borrowings under the Credit Agreement are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement).

The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 3.0:1 and minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of April 1, 2017 and December 31, 2016, we are in compliance with these financial and reporting covenants. As of April 1, 2017 and December 31, 2016, the outstanding balance on the Senior Credit Facility was $0. However, on April 12, 2017, we borrowed $25,000 under the Senior Credit Facility for an acquisition that closed on April 14, 2017.

Note Payable

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of April 1, 2017 and December 31, 2016, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, we pay quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured and we make periodic principal and interest payments. As of April 1, 2017 and December 31, 2016, the outstanding balance on the Nolte Note was approximately $159 and $278, respectively.

Other Obligations

On November 30, 2016, we acquired all of the outstanding equity interests of Hanna. The purchase price allowed for the payment of $1,200 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two installments of $600, due on the first and second anniversaries of November 30, 2016. The outstanding balance of this obligation was $1,200 as of April 1, 2017 and December 31, 2016.

On October 26, 2016, we acquired all of the outstanding equity interests of JBA. The purchase price allowed for the payment of $2,600 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two installments of $1,300, due on the first and second anniversaries of October 26, 2016. The outstanding balance of this obligation was $2,600 as of April 1, 2017 and December 31, 2016.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016. The outstanding balance of this obligation was $3,000 as of April 1, 2017 and December 31, 2016.

Uncollateralized Promissory Notes

On December 6, 2016, we acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the “CivilSource Note”) payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition. The outstanding balance of the CivilSource Note was $3,500 as of April 1, 2017 and December 31, 2016.

On November 30, 2016, we acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the “Hanna Note”) payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition. The outstanding balance of the Hanna Note was $2,700 as of April 1, 2017 and December 31, 2016.

On October 26, 2016, we acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the “JBA Note”) payable in five installments of $1,400, due on the first, second, third, fourth and fifth anniversaries of October 26, 2016, the effective date of the acquisition. The outstanding balance of the JBA Note was $7,000 as of April 1, 2017 and December 31, 2016.

On September 12, 2016, we acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition. The outstanding balance of the Weir Note was $500 as of April 1, 2017 and December 31, 2016.

On May 20, 2016, we acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal payments of $1,500 each due on the first, second, third, and fourth anniversaries of May 20, 2016, the effective date of the acquisition. The outstanding balance of the Dade Moeller Notes was approximately $6,000 as of April 1, 2017 and December 31, 2016.

On July 1, 2015, we acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $3,000 as of April 1, 2017 and December 31, 2016.

On June 24, 2015, we acquired certain assets of Allwyn. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $333 as of April 1, 2017 and December 31, 2016.

On April 22, 2015, we acquired all of the outstanding equity interests of Mendoza. The purchase price included an uncollateralized $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and an uncollateralized $500 promissory note bearing interest at 3% (the “Mendoza Note”) that is payable in two equal payments of $250 each due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. The outstanding balance of the Mendoza Note was $250 as of April 1, 2017 and December 31, 2016.

On January 30, 2015, we acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $625 and $938 of April 1, 2017 and December 31, 2016, respectively.

On November 3, 2014, we acquired certain assets of the Buric Companies. The purchase price included an uncollateralized, 3% interest bearing promissory note in the aggregate principal amount of $300 (the “Buric Note”). The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The carrying value of the Buric Note was $100 as of April 1, 2017 and December 31, 2016.

 On March 21, 2014, we acquired all of the outstanding equity interests of NV5, LLC. The purchase price included an uncollateralized $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $0 and $1,000 as of April 1, 2017 and December 31, 2016, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of April 1, 2017.

Effects of Inflation

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Recently Issued Accounting Pronouncements

For information on recently issued accounting pronouncements, see Note 1 of the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Statement about Forward-Looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Forward-looking statements include, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “project,” “may,” “might,” “should,” “would,” “will,” “likely,” “will likely result,” “continue,” “could,” “future,” “plan,” “possible,” “potential,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements in this Current Report on Form 10-Q reflect the Company’s current views with respect to future events and financial performance.

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

●

our need to comply with a number of restrictive covenants and similar provisions in our senior credit facility that generally limit our ability  to (among other things) incur additional indebtedness, create liens, make acquisitions, pay dividends and undergo certain changes in control, which could affect our ability to finance future operations, acquisitions or capital needs;

●	significant influence by our principal stockholder and the existence of certain anti-takeover measures in our governing documents; and

●

other factors identified throughout this Current Report on Form 10-Q, including those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, those factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our Annual Report on Form 10-K filing for the fiscal year ended December 31, 2016 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995, as amended. Readers can find them in “Item 1A. Risk Factors” of that filing and under the same heading of this filing. You may obtain a copy of our Annual Report on Form 10-K through our website, www.nv5.com. Information contained on our website is not incorporated into this report. In addition to visiting our website, you may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549 or at www.sec.gov. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes as substantially all of our debt is currently financed with fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of April 1, 2017, the outstanding balance on the Senior Credit Facility was $0. As a result, we believe that our market risk is minimal.

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

ITEM 1A.     RISK FACTORS.

During the three months ended April 1, 2017, there have been no material changes to any of the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the three months ended April 1, 2017, we issued the following securities that were not registered under the Securities Act:

In March 2017, we issued 1,720 shares of our common stock as partial consideration for our January 30, 2015 acquisition of JLA. These shares were issued in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. For a description of our acquisition of JLA, see Note 4, Business Acquisitions, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

Issuer Purchase of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

 ITEM 5. OTHER INFORMATION.

Effective March 7, 2017, the Audit Committee of our Board of Directors and the Board of Directors approved a change in our fiscal year-end and financial accounting cycle. With effect from January 1, 2017, the Company commenced reporting its financial results on a 52/53 week fiscal year ending on the Saturday closest to December 31st (whether or not in the following calendar year), with interim calendar quarters ending on the Saturday closest to the end of such calendar quarter (whether or not in the following calendar quarter). As such, in calendar year 2017, the first fiscal quarter ended on April 1, 2017, the second fiscal quarter year will end on July 1, 2017, the third fiscal quarter will end on September 30, 2017, and the fiscal year will end on December 30, 2017.

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

NV5 GLOBAL, INC.

By: /s/ Michael P. Rama
Date: May 4, 2017	Michael P. Rama Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)