Form 10-Q
period 2017-07-01
NV5 Global, Inc.
filed 2017-08-03
CIK 1532961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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

As of August 1, 2017, there were 10,755,185 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	July 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$19,492	$35,666
Accounts receivable, net of allowance for doubtful accounts of $2,694 and $1,992 as of July 1, 2017 and December 31, 2016, respectively	104,474	75,511
Prepaid expenses and other current assets	3,876	1,874
Total current assets	127,842	113,051
Property and equipment, net	7,888	6,683
Intangible assets, net	71,094	40,861
Goodwill	98,536	59,380
Other assets	1,163	1,511
Total Assets	$306,523	$221,486

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,945	$13,509
Accrued liabilities	19,453	17,316
Income taxes payable	781	1,134
Billings in excess of costs and estimated earnings on uncompleted contracts	1,620	228
Client deposits	106	106
Current portion of contingent consideration	2,549	564
Current portion of notes payable and other obligations	11,010	10,764
Total current liabilities	54,464	43,621
Contingent consideration, less current portion	125	1,875
Notes payable and other obligations, less current portion	71,817	21,632
Deferred income tax liabilities, net	22,049	6,197
Total liabilities	148,455	73,325

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 45,000,000 shares authorized, 10,744,736 and 10,566,528 shares issued and outstanding as of July 1, 2017 and December 31, 2016, respectively	107	106
Additional paid-in capital	121,343	118,026
Retained earnings	36,618	30,029
Total stockholders’ equity	158,068	148,161
Total liabilities and stockholders’ equity	$306,523	$221,486

 See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2017	2016	2017	2016

Gross revenues	$83,736	$55,892	$147,795	$100,797

Direct costs (excluding depreciation and amortization):
Salaries and wages	25,663	18,216	47,016	33,470
Sub-consultant services	13,106	8,809	21,056	13,392
Other direct costs	3,607	2,658	6,641	4,902
Total direct costs	42,376	29,683	74,713	51,764

Gross Profit	41,360	26,209	73,082	49,033

Operating Expenses:
Salaries and wages, payroll taxes and benefits	21,110	14,038	39,757	26,479
General and administrative	7,140	4,127	12,569	8,225
Facilities and facilities related	2,991	2,016	5,615	3,737
Depreciation and amortization	3,253	1,439	5,754	2,681
Total operating expenses	34,494	21,620	63,695	41,122

Income from operations	6,866	4,589	9,387	7,911

Other expense:
Interest expense	(279)	(71)	(518)	(140)
Total other expense	(279)	(71)	(518)	(140)

Income before income tax expense	6,587	4,518	8,869	7,771
Income tax expense	(2,268)	(1,659)	(2,280)	(2,857)
Net Income and Comprehensive Income	$4,319	$2,859	$6,589	$4,914

Earnings per share:
Basic	$0.42	$0.33	$0.65	$0.59
Diluted	$0.40	$0.31	$0.61	$0.57

Weighted average common shares outstanding:
Basic	10,171,969	8,793,471	10,127,610	8,262,248
Diluted	10,723,804	9,172,944	10,721,744	8,640,022

 See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2016	10,566,528	$106	$118,026	$30,029	$148,161

Stock compensation	-	-	1,582	-	1,582
Restricted stock issuance, net	130,016	1	(1)	-	-
Stock issuance for acquisitions	46,472	-	1,674	-	1,674
Payment of contingent consideration with common stock	1,720	-	62	-	62
Net income	-	-	-	6,589	6,589
Balance, July 1, 2017	10,744,736	$107	$121,343	$36,618	$158,068

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	July 1, 2017	June 30, 2016
Cash Flows From Operating Activities:
Net income	$6,589	$4,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,754	2,681
Provision for doubtful accounts	189	212
Stock compensation	1,582	1,049
Change in fair value of contingent consideration	42	87
Loss on disposal property and equipment	-	2
Excess tax benefit from stock based compensation	-	(155)
Deferred income taxes	286	52
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(8,485)	(6,419)
Prepaid expenses and other assets	(355)	30
Accounts payable	(5)	3,730
Accrued liabilities	(2,106)	460
Income taxes payable	(353)	52
Billings in excess of costs and estimated earnings on uncompleted contracts	1,392	(135)
Client deposits	(44)	134
Net cash provided by operating activities	4,486	6,694

Cash Flows From Investing Activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(61,037)	(24,085)
Purchase of property and equipment	(991)	(428)
Net cash used in investing activities	(62,028)	(24,513)

Cash Flows From Financing Activities:
Proceeds from borrowings from Senior Credit Facility	47,000	-
Proceeds from secondary offering	-	51,319
Payments of secondary offering costs	-	(4,075)
Payments on notes payable	(5,070)	(2,711)
Payments of contingent consideration	(562)	(296)
Excess tax benefit from stock based compensation	-	155
Proceeds from exercise of unit warrant	-	1,008
Net cash provided by financing activities	41,368	45,400

Net (decrease) increase in Cash and Cash Equivalents	(16,174)	27,581
Cash and cash equivalents – beginning of period	35,666	23,476
Cash and cash equivalents – end of period	$19,492	$51,057

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	July 1, 2017	June 30, 2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$486	$122
Cash paid for income taxes	$2,349	$2,743

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$818	$-
Notes payable and other obligations for acquisitions	$8,950	$8,833
Stock issuance for acquisitions	$1,674	$875
Payment of contingent consideration and other obligations with common stock	$62	$163

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 1 - Organization and Nature of Business Operations

Business

NV5 Global, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Global”) is a provider of professional and technical engineering and consulting solutions to public and private sector clients in the infrastructure, energy, construction, real estate and environmental markets, operating out of more than 100 locations nationwide and abroad in Macau, Shanghai, Hong Kong, and Vietnam. The Company’s clients include the U.S. federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to, planning, design, consulting, permitting, inspection and field supervision, management oversight, forensic engineering, litigation support, condition assessment and compliance certification.

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

 Fiscal Year

 Effective March 7, 2017, the Audit Committee of our Board of Directors and the Board of Directors approved a change in our fiscal year-end and financial accounting cycle. With effect from January 1, 2017, the Company commenced reporting its financial results on a 52/53 week fiscal year ending on the Saturday closest to December 31st (whether or not in the following calendar year), with interim calendar quarters ending on the Saturday closest to the end of such calendar quarter (whether or not in the following calendar quarter). As such, in calendar year 2017, the first fiscal quarter ended on April 1, 2017, the second fiscal quarter ended on July 1, 2017, the third fiscal quarter will end on September 30, 2017, and the fiscal year will end on December 30, 2017.

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

Concentration of Credit Risk

Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 32% and 35% of the Company’s gross revenues for the six months ended July 1, 2017 and June 30, 2016, respectively, are from California-based projects. The Company does not have any clients individually representing more than 10% of gross revenues during the six months ended July 1, 2017 and June 30, 2016. Furthermore, approximately 55% and 71% of the Company’s accounts receivable as of July 1, 2017 and December 31, 2016, respectively, are for public and quasi-public projects. Management continually evaluates the creditworthiness of these and future clients and provides for bad debt reserves as necessary.

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

The Company considers cash and cash equivalents, accounts receivable, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. As of July 1, 2017 and December 31, 2016, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, income taxes payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with the FASB ASC 260, Earnings per Share, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. The weighted average number of shares outstanding in calculating basic earnings per share for the three and six months ended July 1, 2017 and June 30, 2016 exclude 536,489 and 495,042 non-vested restricted shares, respectively, issued since 2010. These non-vested restricted shares are not included in basic earnings per share until the vesting requirement is met. The weighted average number of shares outstanding in calculating diluted earnings per share for the three and six months ended July 1, 2017 and June 30, 2016 includes, if outstanding, non-vested restricted shares and units, issuable shares related to acquisitions, and the warrants associated with the Company’s initial public offering. In calculating diluted earnings per share for the three and six months ended July 1, 2017 and June 30, 2016, there were no potentially anti-dilutive securities.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three and six months ended July 1, 2017 and June 30, 2016:

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2017	2016	2017	2016
Numerator:
Net income – basic and diluted	$4,319	$2,859	$6,589	$4,914

Denominator:
Basic weighted average shares outstanding	10,171,969	8,793,471	10,127,610	8,262,248
Effect of dilutive non-vested restricted shares and units	266,242	224,892	300,339	211,549
Effect of issuable shares related to acquisitions	173,929	55,081	182,673	31,921
Effect of warrants	111,664	99,500	111,122	134,304
Diluted weighted average shares outstanding	10,723,804	9,172,944	10,721,744	8,640,022

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

In March 2016, FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted the requirements of ASU 2016-09 on January 1, 2017 on a prospective basis, which resulted in a decrease in income tax expense of approximately $860 for the six months ended July 1, 2017. ASU 2016-09 requires excess tax benefits be presented within the statement of cash flows as an operating activity rather than as a financing activity and excess tax benefits to be excluded from the assumed future proceeds in the calculation of diluted shares.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU was originally effective for annual reporting periods beginning after December 15, 2016 and early adoption is permitted as of the original effective date. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. In July 2015, FASB voted to approve a one-year deferral of the effective date to December 31, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. As a result, ASU 2014-09 will become effective for us in the first quarter of our fiscal year ending December 31, 2018. The Company has begun its assessment and is evaluating the areas of impact on its consolidated financial statements. The Company has decided to adopt this standard under the modified retrospective approach and is still evaluating the impact of adopting ASU 2014-09 on the Company's consolidated net income, financial position, cash flows, disclosures, information technology systems and internal controls.

Note 4 – Business Acquisitions

On June 6, 2017, the Company acquired all of the outstanding equity interests in Richard D. Kimball Co., Inc. ("RDK"), an established leader in the provision of energy efficiency and mechanical, electric and plumbing (MEP) services based in Boston, Massachusetts. In addition to MEP and fire protection services, RDK offers commissioning services, technology design services, and energy and sustainability services, including Whole Building Energy Modeling and ASHRAE Level Energy Audits, Green Building Certification, Energy Code Consulting, Carbon Emissions Management, and Renewable Energy Management. RDK primarily serves commercial, healthcare, science and technology, education, government, and transportation clients. The purchase price of this acquisition is up to $22,500, subject to customary closing working capital adjustments, including $15,000 in cash, $5,500 in promissory notes (bearing interest at 3.0%), payable in four installments of $1,375, due on the first, second, third and fourth anniversaries of June 6, 2017 (see Note 9), $667 of the Company’s common stock (18,072 shares) as of the closing date of the acquisition, and $1,333 in stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of June 6, 2017. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for RDK, we engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities, however as of the date of this report, the valuation was not final. We expect to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter of 2017.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On May 4, 2017, the Company acquired all of the outstanding equity interests in Holdrege & Kull, Consulting Engineers and Geologists (“H&K”), a full-service geotechnical engineering firm based in Northern California. H&K provides services to public, municipal and special district, industrial, and private sector clients. The purchase price of this acquisition is up to $2,200 including $1,000 in cash, $600 in promissory notes (bearing interest at 3.0%), payable in four installments of $150, due on the first, second, third and fourth anniversaries of May 4, 2017, the effective date of the acquisition (see Note 9), and $100 of the Company’s common stock (2,628 shares) as of the closing date of the acquisition. The purchase price also included an interest bearing earn-out of $500 promissory note, subject to the achievement of certain agreed upon metrics for calendar year 2017. The earn-out promissory note is payable in four installments of $125, due on the first, second, third and fourth anniversaries of May 4, 2017. The earn-out of $500 was recorded at its estimated fair value of $405, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. The note and the earn-out are due to a related party individual. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for H&K, we engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities, however as of the date of this report, the valuation was not final. We expect to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter of 2017.

On May 1, 2017, the Company acquired all of the outstanding equity interests in Lochrane Engineering, Inc. (“Lochrane”), an Orlando, Florida based civil engineering firm, which specializes in the provision of services on major roadway projects, and its major clients include the Florida Department of Transportation and Florida’s Turnpike Enterprise. The purchase price of this acquisition is up to $4,940 including $2,690 in cash, $2,200 in promissory notes (bearing interest at 3.0%), payable in four installments of $550, due on the first, second, third and fourth anniversaries of May 1, 2017, the effective date of the acquisition (see Note 9), $17 of the Company’s common stock (441 shares) as of the closing date of the acquisition, and $33 in stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of May 1, 2017. Included in the $2,200 promissory notes, is an earn-out of $550, subject to the achievement of certain agreed upon metrics for calendar year 2017. The earn-out of $550 is interest bearing and was recorded at its estimated fair value of $413, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. The note and the earn-out are due to a related party individual. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for Lochrane, we engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities, however as of the date of this report, the valuation was not final. We expect to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter of 2017.

On April 14, 2017, the Company acquired all of the outstanding equity interests in Bock & Clark Corporation (“B&C”), an Akron, Ohio based surveying, commercial zoning, and environmental services firm. The acquisition of B&C will expand our cross-selling opportunities within our infrastructure engineering, surveying, and program management groups and with our financial and transactional real estate clients. The aggregate purchase price consideration paid by the Company in connection with the acquisition was $42,000, subject to customary closing working capital adjustments, funded entirely in cash. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for Bock & Clark, we engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities, however as of the date of this report, the valuation was not final. We expect to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter of 2017.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition dates for the acquisitions closed during 2017 and 2016:

	July 1,	December 31,
	2017	2016

Cash	$313	$128
Accounts receivable	20,667	20,221
Property and equipment	1,468	4,301
Prepaid expenses	968	1,336
Other assets	332	841
Intangible assets:
Customer relationships	29,762	26,188
Trade name	2,182	1,922
Customer backlog	1,087	3,898
Non-compete	1,703	1,259
Favorable (unfavorable) lease	-	(225)
Total Assets	58,482	59,869
Liabilities	(11,378)	(12,250)
Deferred tax liabilities	(15,567)	(7,892)
Net assets acquired	31,537	39,727

Consideration paid (Cash, Notes and/or stock)	71,013	76,011
Contingent earn-out liability (Cash and stock)	818	1,417
Total Consideration	71,831	77,428
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$40,294	$37,701

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from these acquisitions. Goodwill acquired of $2,555 and $0 during the six months ended July 1, 2017 and June 30, 2016, respectively, was assigned to the INF reportable segment. Goodwill acquired of $37,739 and $15,199 during the six months ended July 1, 2017 and June 30, 2016, respectively, was assigned to the BES reportable segment. Goodwill of approximately $1,338 and $15,199 from acquisitions during the six months ended July 1, 2017 and June 30, 2016, respectively, is expected to be deductible for income tax purposes.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The consolidated financial statements of the Company for the three and six months ended July 1, 2017 include the results of operations from the businesses acquired during 2017 from their respective dates of acquisition to July 1, 2017. For both the three and six months ended July 1, 2017, the results include gross revenues of $14,208 and income before income taxes of $2,941. The consolidated financial statements of the Company for the three and six months ended June 30, 2016 include the results of operations from the businesses acquired during 2016 from their respective dates of acquisition to June 30, 2016. For the three and six months ended June 30, 2016, the results include gross revenues of $9,662 and $15,117, respectively, and income before income taxes of $1,021 and $1,452, respectively. Included in general and administrative expense for the three and six months ended July 1, 2017 is $439 and $577, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and six months ended July 1, 2017 as if Dade Moeller, B&C and RDK acquisitions had occurred as of January 1, 2016. The pro forma information provided below is compiled from the financial statements of Dade Moeller, B&C and RDK, which includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the Dade Moeller, B&C and RDK operations actually been acquired on January 1, 2016; or (ii) future results of operations:

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2017	2016	2017	2016
Gross revenues	$91,365	$77,255	$171,233	$143,608
Net income	$4,580	$4,496	$7,629	$7,222
Basic earnings per share	$0.45	$0.52	$0.75	$0.87
Diluted earnings per share	$0.43	$0.50	$0.71	$0.82

The Company has determined the supplemental disclosures pursuant to ASC 805-10-502h, the Lochrane and H&K acquisitions were not material to the Company’s unaudited interim consolidated financial statements both individually and in the aggregate.

 Note 5 – Accounts Receivable, net

Accounts receivable, net, consists of the following:

	July 1,	December 31,
	2017	2016

Billed	$76,107	$53,756
Unbilled	30,531	23,237
Contract retentions	530	510

	107,168	77,503
Less: allowance for doubtful accounts	(2,694)	(1,992)

Accounts receivable, net	$104,474	$75,511

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 6 – Property and Equipment, net

Property and equipment, net, consists of the following:

	July 1,	December 31,
	2017	2016

Office furniture and equipment	$1,436	$1,329
Computer equipment	8,211	6,808
Survey and field equipment	1,935	1,426
Leasehold improvements	1,590	1,583
	13,172	11,146
Accumulated depreciation	(5,284)	(4,463)
Property and equipment – net	$7,888	$6,683

Depreciation expense was $683 and $1,254 for the three and six months ended July 1, 2017, respectively, and $414 and $792 for the three and six months ended June 30, 2016, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill

On August 1, 2016, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2016. There were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2016 through July 1, 2017.

The table set forth below shows the change in goodwill during the six months ended July 1, 2017 and year ended December 31, 2016:

	July 1,	December 31,
	2017	2016
Balance as of the beginning of the year	$59,380	$21,679
Acquisitions	40,294	37,701
Reduction from working capital proceeds	(1,138)	-
Balance as of the end of the period	$98,536	$59,380

During the six months ended July 1, 2017, the Company revised its allocation of purchase price for its JBA acquisition and reduced goodwill by $1,138.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Intangible Assets

Intangible assets, net, as of July 1, 2017 and December 31, 2016 consist of the following:

	July 1, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$68,562	$(8,052)	$60,510	$38,801	$(5,746)	$33,055
Trade name	6,367	(3,863)	2,504	4,185	(2,746)	1,439
Customer backlog	7,694	(3,043)	4,651	6,607	(2,284)	4,323
Favorable lease	553	(122)	431	553	(158)	395
Non-compete	4,249	(1,251)	2,998	2,546	(897)	1,649
Total	$87,425	$(16,331)	$71,094	$52,692	$(11,831)	$40,861

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

Amortization expense was $2,569 and $4,500 for the three and six months ended July 1, 2017, respectively, and $1,025 and $1,889 for the three and six months ended June 30, 2016, respectively.

As of July 1, 2017, the future estimated aggregate amortization related to intangible assets is as follows:

Period ending July 1,

2018	$10,861
2019	9,445
2020	7,618
2021	6,963
2022	6,643
Thereafter	29,564
Total	$71,094

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	July 1,	December 31,
	2017	2016
Deferred rent	$670	$696
Payroll and related taxes	5,909	4,518
Professional liability reserve	202	190
Benefits	4,329	1,673
Accrued vacation	6,573	5,327
Unreognized tax benefits	770	770
Other	1,000	4,142
Total	$19,453	$17,316

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 9 – Notes Payable and Other Obligations

Notes payable and other obligations consists of the following:

	July 1,	December 31,
	2017	2016

Senior Credit Facility	$47,000	$-
Note Payable	40	278
Other Obligations	6,313	6,047
Uncollateralized promisory notes	29,474	26,071
Total Notes Payable and Other Obligations	82,827	32,396
Current portion of notes payable and other obligations	(11,010)	(10,764)
Notes payable and other obligations, less current portion	$71,817	$21,632

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

The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 3.0:1 and minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of July 1, 2017 and December 31, 2016, the Company is in compliance with these financial and reporting covenants. As of July 1, 2017 and December 31, 2016, the outstanding balance on the Senior Credit Facility was $47,000 and $0, respectively.

Note Payable

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of July 1, 2017 and December 31, 2016, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, the Company pays quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured and the Company is permitted to make periodic principal and interest payments. As of July 1, 2017 and December 31, 2016, the outstanding balance on the Nolte Note was approximately $40 and $278, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Other Obligations

On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price allowed for the payment of $1,333 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of June 6, 2017. The outstanding balance of this obligation was $1,333 and $0 as of July 1, 2017 and December 31, 2016, respectively.

On November 30, 2016, the Company acquired all of the outstanding equity interests of Hanna. The purchase price allowed for the payment of $1,200 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two installments of $600, due on the first and second anniversaries of November 30, 2016. The outstanding balance of this obligation was $1,200 as of July 1, 2017 and December 31, 2016.

On October 26, 2016, the Company acquired all of the outstanding equity interests of JBA. The purchase price allowed for the payment of $2,600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two installments of $1,300, due on the first and second anniversaries of October 26, 2016. The outstanding balance of this obligation was $2,600 as of July 1, 2017 and December 31, 2016.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016. The outstanding balance of this obligation was $2,000 and $3,000 as of July 1, 2017 and December 31, 2016, respectively.

Uncollateralized Promissory Notes

On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the “RDK Note”) payable in four installments of $1,375, due on the first, second, third and fourth anniversaries of June 6, 2017. The outstanding balance of the RDK Note was $5,500 and $0 as of July 1, 2017 and December 31, 2016.

On May 4, 2017, the Company acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “H&K Note”) payable in four installments of $150, due on the first, second, third and fourth anniversaries of May 4, 2017, the effective date of the acquisition. The outstanding balance of the H&K Note was $600 and $0 as of July 1, 2017 and December 31, 2016.

On May 1, 2017, the Company acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $2,200 promissory note bearing interest at 3.0% (the “Lochrane Note”) payable in four installments of $550, due on the first, second, third and fourth anniversaries of May 1, 2017, the effective date of the acquisition. The outstanding balance of the Lochrane Note was $2,200 and $0 as of July 1, 2017 and December 31, 2016.

On December 6, 2016, the Company acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the “CivilSource Note”) payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition. The outstanding balance of the CivilSource Note was $3,500 as of July 1, 2017 and December 31, 2016.

On November 30, 2016, the Company acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the “Hanna Note”) payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition. The outstanding balance of the Hanna Note was $2,700 as of July 1, 2017 and December 31, 2016.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On October 26, 2016, the Company acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the “JBA Note”) payable in five installments of $1,400, due on the first, second, third, fourth and fifth anniversaries of October 26, 2016, the effective date of the acquisition. The outstanding balance of the JBA Note was $7,000 as of July 1, 2017 and December 31, 2016.

On September 12, 2016, the Company acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition. The outstanding balance of the Weir Note was $500 as of July 1, 2017 and December 31, 2016.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal payments of $1,500 each due on the first, second, third, and fourth anniversaries of May 20, 2016, the effective date of the acquisition. The outstanding balance of the Dade Moeller Notes was approximately $4,500 and $6,000 as of July 1, 2017 and December 31, 2016, respectively.

On July 1, 2015, the Company acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $3,000 as of July 1, 2017 and December 31, 2016.

On June 24, 2015, the Company acquired certain assets of Allwyn. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $166 and $333 as of July 1, 2017 and December 31, 2016, respectively.

On April 22, 2015, the Company acquired all of the outstanding equity interests of Mendoza. The purchase price included an uncollateralized $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and an uncollateralized $500 promissory note bearing interest at 3% (the “Mendoza Note”) that is payable in two equal payments of $250 each due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. The outstanding balance of the Mendoza Note was $0 and $250 as of July 1, 2017 and December 31, 2016, respectively.

On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $625 and $938 as of July 1, 2017 and December 31, 2016, respectively.

On November 3, 2014, the Company acquired certain assets of the Buric Companies. The purchase price included an uncollateralized, 3% interest bearing promissory note in the aggregate principal amount of $300 (the “Buric Note”). The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The carrying value of the Buric Note was approximately $100 as of July 1, 2017 and December 31, 2016.

On March 21, 2014, the Company acquired all of the outstanding equity interests of NV5, LLC. The purchase price included an uncollateralized $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $0 and $1,000 as of July 1, 2017 and December 31, 2016.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Future contractual maturities of long-term debt as of July 1, 2017 are as follows:

Period ending July 1,

2018	$11,010
2019	11,891
2020	6,513
2021	52,013
2022	1,400
Total	$82,827

As of July 1, 2017 and December 31, 2016, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

Note 10 – Contingent Consideration

The following table summarizes the changes in the carrying value of estimated contingent consideration:

	July 1,	December 31,
	2017	2016

Contingent consideration, beginning of the year	$2,439	$1,279
Additions for acquisitions	818	1,417
Reduction of liability for payments made	(625)	(458)
Increase (reduction) of liability related to re-measurement of fair value	42	201
Total contingent consideration, end of the period	2,674	2,439
Current portion of contingent consideration	(2,549)	(564)
Contingent consideration, less current portion	$125	$1,875

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 12 – Stock-Based Compensation

In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of July 1, 2017, 864,965 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date. A summary of the changes in unvested shares of the restricted stock during the six months ended year ended July 1, 2017 is presented below.

The following table summarizes the status of restricted stock awards as of July 1, 2017 and December 31, 2016, and changes during 2017:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value

Unvested shares as of December 31, 2016	502,773	$19.35
Granted	141,154	$36.77
Vested	(82,225)	$9.31
Forfeited	(17,993)	$27.93
Unvested shares as of July 1, 2017	543,709	$21.52

Share-based compensation expense relating to restricted stock awards during the three and six months ended July 1, 2017 was $830 and $1,582, respectively, and $550 and $1,049 for the three and six months ended June 30, 2016, respectively. Approximately $9,400 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 2.69 years, is unrecognized at July 1, 2017.

Note 13 – Income Taxes

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted ASU 2015-17 as of January 1, 2017 and retrospectively applied ASU 2015-17 to all periods presented. As of January 1, 2017, the Company reclassified $2,173 of deferred tax assets from "Current assets" to "Non-current liabilities" on the Consolidated Balance Sheets. As of July 1, 2017 and December 31, 2016, the Company had net non-current deferred tax liabilities of $22,049 and $6,197, respectively. No valuation allowance against the Company’s deferred income tax assets is needed as of July 1, 2017 and December 31, 2016 as it is more-likely-than-not that the positions will be realized upon settlement. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes. During the six months ended July 1, 2017, the Company recorded a deferred tax liability of approximately $15,567 in conjunction with the purchase price allocation of B&C, RDK and H&K as a result of the intangibles acquired in the acquisitions.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The Company’s consolidated effective income tax rate was 36.5% and 35.4% for the three and six months ended July 1, 2017, respectively and 36.7% and 36.8% for the three and six months ended June 30, 2016, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39.0% is principally due to the federal domestic production activities deduction and research and development credits. Furthermore, during the three and six months ended July 1, 2017, the Company recorded a reduction in income tax expense of $138 and $860, respectively, relating to the income tax benefit received in conjunction with the vesting of restricted stock during the periods. Also contributing to the decrease in the effective tax rate for the three and six months ended July 1, 2017, is the lower effective tax rate applicable to the Asia operations purchased in the JBA acquisition at the end of 2016.

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

 At July 1, 2017 and December 31, 2016, the Company had $770 of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at July 1, 2017 and December 31, 2016 were $770 of tax benefits that, if recognized, would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following tables set forth summarized financial information concerning our reportable segments. Prior period segment financial information presented has been recast to reflect the reorganized reporting structure that occurred during the fourth quarter of 2016:

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2017	2016	2017	2016
Gross revenues
INF	$46,296	$41,902	$85,421	$76,189
BES	38,769	15,211	64,736	26,791
Elimination of inter-segment revenues	(1,329)	(1,221)	(2,362)	(2,183)
Total gross revenues	$83,736	$55,892	$147,795	$100,797

Segment income before taxes
INF	$8,433	$7,024	$14,189	$12,613
BES	5,605	1,448	8,092	2,902
Total Segment income before taxes	14,038	8,472	22,281	15,515
Corporate (1)	(7,451)	(3,954)	(13,412)	(7,744)
Total income before taxes	$6,587	$4,518	$8,869	$7,771

(1)

Includes amortization of intangibles of $2,569 and $1,025 for the three months ended July 1, 2017 and June 30, 2016,

   respectively, and $4,500 and $1,889 for the six months ended July 1, 2017 and June 30, 2016, respectively.

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

 Recent Acquisition, Developments and Challenges

Acquisition.

On June 6, 2017, the Company acquired all of the outstanding equity interests in Richard D. Kimball Co., Inc. ("RDK"), an established leader in the provision of energy efficiency and mechanical, electric and pluming (MEP) services based in Boston, Massachusetts. In addition to MEP and fire protection services, RDK offers commissioning services, technology design services, and energy and sustainability services, including Whole Building Energy Modeling and ASHRAE Level Energy Audits, Green Building Certification, Energy Code Consulting, Carbon Emissions Management, and Renewable Energy Management. RDK primarily serves commercial, healthcare, science and technology, education, government, and transportation clients. The aggregate purchase price paid by us is up to $22,500, paid with a combination of cash at closing, stock and future note payments.

On May 4, 2017, the Company acquired all of the outstanding equity interests in Holdrege & Kull, Consulting Engineers and Geologists (“H&K”), a full-service geotechnical engineering firm based in Northern California. H&K provides services to public, municipal and special district, industrial, and private sector clients. The purchase price of this acquisition is up to $2,200, paid with a combination of cash, stock and future note payments.

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

Tax credit.

We are currently under examination by the CFTB about certain research and development tax credits generated for the years 2005 to 2014. Fiscal years 2005 through 2016 are considered open tax years in the State of California and 2013 through 2016 in the U.S. federal jurisdiction and other state jurisdictions. At July 1, 2017 and December 31, 2016, we had $770 of unrecognized tax benefits related to this matter.

Backlog.

As of July 1, 2017, we had approximately $261,100 of gross revenue backlog expected to be recognized over the next 12 months compared to gross revenue backlog of approximately $220,800 as of December 31, 2016. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

•

Fixed-unit contracts typically require the performance of an estimated number of units of work at an agreed price per unit, with the total payment under the contract determined by the actual number of units performed, over a fixed construction schedule. In most cases, we can bill additional fees if the schedule is modified and lengthened.

For the six months ended July 1, 2017 and June 30, 2016, cost-reimbursable contracts represented approximately 95% and 93%, respectively, of our total revenues.

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

For the six months ended July 1, 2017 and June 30, 2016, lump-sum contracts represented approximately 5% and 7%, respectively, of our total revenues.

Revenues from engineering services are recognized in accordance with the accrual basis of accounting. Revenues under cost-reimbursable contracts are recognized when services are performed or on the percentage-of-completion method Revenues from fixed-price contracts are recognized on the percentage-of-completion method. Revenues recognized on the percentage-of-completion method are generally measured by the direct costs incurred to date as compared to estimated costs incurred which represents approximately 23% and 16% of revenues recognized during the six months ended July 1, 2017 and June 30, 2016, respectively.

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

Jumpstart Our Business Startups Act of 2012

We are an emerging growth company within the meaning of the rules under the Securities Act, and we utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, we did not have to provide an auditor’s attestation report on our internal controls in our Annual Report on Form 10-K for the year ended December 31, 2016 as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. The JOBS Act also permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by issuers. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

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

During the six months ended July 1, 2017, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Consolidated Results of Operations

The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2017	2016	2017	2016

Gross revenues	$83,736	$55,892	$147,795	$100,797
Less sub-consultant services and other direct costs	(16,713)	(11,467)	(27,697)	(18,294)

Net revenues (1)	67,023	44,425	120,098	82,503
Direct salary and wages costs	(25,663)	(18,216)	(47,016)	(33,470)

Gross profit	41,360	26,209	73,082	49,033

Operating expenses	34,494	21,620	63,695	41,122

Income from operations	6,866	4,589	9,387	7,911

Other expense (net)	(279)	(71)	(518)	(140)

Income tax expense	(2,268)	(1,659)	(2,280)	(2,857)

Net income	$4,319	$2,859	$6,589	$4,914

___________________________________________________________________________

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

Three and Six Months Ended July 1, 2017 compared to the Three and Six Months Ended June 30, 2016

Gross and Net Revenues.

Our consolidated gross revenues increased approximately $27,844 and $46,998 or approximately 49.8% and 46.6%, for the three and six months ended July 1, 2017 compared to the three and six months ended June 30, 2016. Our consolidated net revenues increased approximately $22,598 and $37,595 or approximately 50.9% and 45.6% for the three and six months ended July 1, 2017 compared to the three and six months ended June 30, 2016. The increases in gross and net revenues are due primarily to organic growth from our existing platform as well as the contribution from various acquisitions completed in the second half of 2016 and during the six months ended July 1, 2017. The increases in gross revenues for both the three and six months ended July 1, 2017, includes gross revenues of $14,208 related to acquisitions closed during 2017. The increase in net revenues for both the three and six months ended July 1, 2017, includes net revenues of $10,059 related to acquisitions closed during 2017. Also contributing to the increases in net revenues for the six months ended July 1, 2017 is an increased utilization of our billable employees and reduction of sub-consultants used to perform services in 2017. The growth in revenues was primarily attributable to increases in energy distribution services; construction materials testing and engineering services; and program and construction management services. However, the increases in gross and net revenues during the three and six months ended July 1, 2017 were partially offset by reductions in revenues related to project delays during the first quarter of 2017 due to record rainfall affecting our California infrastructure projects. We are currently unaware of any long-term delays in current projects and therefore are not anticipating such to influence future revenues. Such revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Gross Profit.

As a percentage of gross revenues, our gross profit margin was 49.4% for both the three and six months ended July 1, 2017, respectively, compared to 46.9% and 48.9% for the three and six months ended June 30, 2016, respectively. Gross profit includes direct costs of contracts such as direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both gross revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

Operating expenses.

Our operating expenses increased approximately $12,874 and $22,573, or 59.5% and 54.9% for the three and six months ended July 1, 2017, respectively, compared to the three and six months ended July 1, 2017. The increase in operating expenses for the three and six months ended July 1, 2017 include operating expenses related to acquisitions closed subsequent to June 30, 2016. During the three and six months ended July 1, 2017, acquisition related expenses were approximately $439 and $577, respectively, compared to approximately $178 and $431 during the three and six months ended June 30, 2016. Also contributing to the increase in operating costs is the increased amortization of intangible assets. During the three and six months ended July 1, 2017, amortization of intangible assets was approximately $2,569 and $4,500, respectively, compared to $1,025 and $1,889 during the three and six months ended June 30, 2016, respectively. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs.

Income taxes.

Our consolidated effective income tax rate was 36.5% and 35.4% for the three and six months ended July 1, 2017, respectively, compared to a consolidated effective income tax rate of 36.7% and 36.8% for the three and six months ended June 30, 2016, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39.0% is principally due to the federal domestic production activities deduction and research and development credits. Furthermore, during the three and six months ended July 1, 2017, we recorded a reduction in income tax expense of $138 and $860 relating to the income tax benefit received in conjunction with the vesting of restricted stock during the period. Also contributing to the decrease in the effective tax rate for the three and six months ended July 1, 2017, is the lower effective tax rate applicable to the Asia operations purchased in the JBA acquisition at the end of 2016.

Segment Results of Operations

The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2017	2016	2017	2016
Gross revenues
INF	$46,296	$41,902	$85,421	$76,189
BES	$38,769	$15,211	$64,736	$26,791

Segment income before taxes
INF	$8,433	$7,024	$14,189	$12,613
BES	$5,605	$1,448	$8,092	$2,902

For additional information regarding our reportable segments, see Note 14 - "Reportable Segments" of the "Notes to Consolidated Financial Statements”.

Three and Six Months ended July 1, 2017 compared to the Three and Six Months ended June 30, 2016

Our gross revenues from INF reportable segment increased approximately $4,394 and $9,232, or 10.5% and 12.1%, respectively, during the three and six months ended July 1, 2017 compared to the three and six months ended June 30, 2016. The increases during the three and six months ended July 1, 2017 includes approximately $3,075 related to acquisitions closed during both the three and six months ended July 1, 2017. The increase in revenues for the three and six months ended July 1, 2017 reflects increases in energy distribution services, construction materials testing and transportation services, partially offset by reductions in gross revenues related to project delays due to record rainfall affecting our California infrastructure projects.

Segment Income before Taxes from INF increased $1,409 and $1,576, or 20.1% and 12.5%, respectively, during the three and six months ended July 1, 2017 compared to the three and six months ended June 30, 2016. The increases were primarily due to increased revenues from organic growth, contributions from acquisitions completed in 2017 as well as a reduction of sub-consultants used to perform services.

Our gross revenues from the BES reportable segment increased approximately $23,558 and $37,945, or 154.9% and 141.6% during the three and six months ended July 1, 2017 compared to the three and six months ended June 30, 2016. The increases during the three and six months ended July 1, 2017 includes approximately $11,133 related to acquisitions closed during both the three and six months ended July 1, 2017. The growth in revenues from BES was primarily attributable to increases in facilities program management and environmental services.

Segment Income before Taxes from BES increased $4,157 and $5,190, or 287.1% and 178.8%, respectively, during the three and six months ended July 1, 2017 compared to the three and six months ended June 30, 2016. The increases were primarily due to increased revenues from organic growth, contributions from acquisitions completed in 2017 as well as a reduction of sub-consultants used to perform services.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, lines of credit, and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, and acquisition expenditures. We believe our sources of liquidity, including cash flow from operations, existing cash and cash equivalents and borrowing capacity under our Senior Credit Facility will be sufficient to meet our projected cash requirements for at least the next twelve months. We will monitor our capital requirements thereafter to ensure our needs are in line with available capital resources.

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

Cash Flows

As of July 1, 2017, our cash and cash equivalents totaled $19,492 and accounts receivable, net of allowance for doubtful accounts, totaled $104,474, compared to $35,666 and $75,511, respectively, on December 31, 2016. As of July 1, 2017, our accounts payable and accrued liabilities were $18,945 and $19,453, respectively, compared to $13,509 and $17,316, respectively, on December 31, 2016. In addition, as of July 1, 2017, we had notes payable and other obligations and contingent consideration of $82,827 and $2,674, respectively, compared to $32,396 and $2,439, respectively, on December 31, 2016.

Operating activities

For the six months ended July 1, 2017, net cash provided by operating activities amounted to $4,486, primarily attributable to net income of $6,589, which included non-cash charges of $7,336 from stock based compensation and depreciation and amortization, and decreases of $2,111 in accounts payable and accrued liabilities partially offset by an increase of $8,485 in accounts receivable. During 2017, we made income tax payments of approximately $2,349.

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

Investing activities

For the six months ended July 1, 2017, net cash used in investing activities amounted to $62,208, primarily resulting from cash used for our acquisitions during 2017 of $61,037 and the purchase of property and equipment of $991 for our ongoing operations.

For the six months ended June 30, 2016, net cash used in investing activities amounted to $24,513, primarily resulting from cash used for our acquisitions during 2016 of $24,085 and the purchase of property and equipment of $428 for our ongoing operations.

Financing activities

For the six months ended July 1, 2017, net cash provided by financing activities amounted to $41,368, primarily due to proceeds from borrowing under the Senior Credit Facility of $47,000 offset by principal repayments of $5,070 towards long-term debt and $562 towards contingent consideration.

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

The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 3.0:1 and minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of July 1, 2017 and December 31, 2016, we are in compliance with these financial and reporting covenants. As of July 1, 2017 and December 31, 2016, the outstanding balance on the Senior Credit Facility was $47,000 and $0, respectively.

Note Payable

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) is currently outstanding with a maturity date of July 29, 2017. The Nolte Note bears interest at the prime rate plus 1%, subject to a maximum rate of 7.0%. As of July 1, 2017 and December 31, 2016, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, we pay quarterly principal installments of approximately $100 plus interest. The Nolte Note is unsecured and we make periodic principal and interest payments. As of July 1, 2017 and December 31, 2016, the outstanding balance on the Nolte Note was approximately $40 and $278, respectively.

Other Obligations

On June 6, 2017, we acquired all of the outstanding equity interest in RDK. The purchase price allowed for the payment of $1,333 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of June 6, 2017. The outstanding balance of this obligation was $1,333 and $0 as of July 1, 2017 and December 31, 2016, respectively.

On November 30, 2016, we acquired all of the outstanding equity interests of Hanna. The purchase price allowed for the payment of $1,200 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two installments of $600, due on the first and second anniversaries of November 30, 2016. The outstanding balance of this obligation was $1,200 as of July 1, 2017 and December 31, 2016.

On October 26, 2016, we acquired all of the outstanding equity interests of JBA. The purchase price allowed for the payment of $2,600 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two installments of $1,300, due on the first and second anniversaries of October 26, 2016. The outstanding balance of this obligation was $2,600 as of July 1, 2017 and December 31, 2016.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016. The outstanding balance of this obligation was $2,000 and $3,000 as of July 1, 2017 and December 31, 2016, respectively.

Uncollateralized Promissory Notes

On June 6, 2017, we acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the “RDK Note”) payable in four installments of $1,375, due on the first, second, third and fourth anniversaries of June 6, 2017. The outstanding balance of the RDK Note was $5,500 and $0 as of July 1, 2017 and December 31, 2016.

On May 4, 2017, we acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “H&K Note”) payable in four installments of $150, due on the first, second, third and fourth anniversaries of May 4, 2017, the effective date of the acquisition. The outstanding balance of the H&K Note was $600 and $0 as of July 1, 2017 and December 31, 2016.

On May 1, 2017, we acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $2,200 promissory note bearing interest at 3.0% (the “Lochrane Note”) payable in four installments of $550, due on the first, second, third and fourth anniversaries of May 1, 2017, the effective date of the acquisition. The outstanding balance of the Lochrane Note was $2,200 and $0 as of July 1, 2017 and December 31, 2016.

On December 6, 2016, we acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the “CivilSource Note”) payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition. The outstanding balance of the CivilSource Note was $3,500 as of July 1, 2017 and December 31, 2016.

On November 30, 2016, we acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the “Hanna Note”) payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition. The outstanding balance of the Hanna Note was $2,700 as of July 1, 2017 and December 31, 2016.

On October 26, 2016, we acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the “JBA Note”) payable in five installments of $1,400, due on the first, second, third, fourth and fifth anniversaries of October 26, 2016, the effective date of the acquisition. The outstanding balance of the JBA Note was $7,000 as of July 1, 2017 and December 31, 2016.

On September 12, 2016, we acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition. The outstanding balance of the Weir Note was $500 as of July 1, 2017 and December 31, 2016.

On May 20, 2016, we acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal payments of $1,500 each due on the first, second, third, and fourth anniversaries of May 20, 2016, the effective date of the acquisition. The outstanding balance of the Dade Moeller Notes was approximately $4,500 and $6,000 as of July 1, 2017 and December 31, 2016, respectively.

On July 1, 2015, we acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $3,000 as of July 1, 2017 and December 31, 2016.

On June 24, 2015, we acquired certain assets of Allwyn. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $166 and $333 as of July 1, 2017 and December 31, 2016, respectively.

On April 22, 2015, we acquired all of the outstanding equity interests of Mendoza. The purchase price included an uncollateralized $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and an uncollateralized $500 promissory note bearing interest at 3% (the “Mendoza Note”) that is payable in two equal payments of $250 each due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. The outstanding balance of the Mendoza Note was $0 and $250 as of July 1, 2017 and December 31, 2016, respectively.

On January 30, 2015, we acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $625 and $938 of July 1, 2017 and December 31, 2016, respectively.

On November 3, 2014, we acquired certain assets of the Buric Companies. The purchase price included an uncollateralized, 3% interest bearing promissory note in the aggregate principal amount of $300 (the “Buric Note”). The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The carrying value of the Buric Note was $100 as of July 1, 2017 and December 31, 2016.

On March 21, 2014, we acquired all of the outstanding equity interests of NV5, LLC. The purchase price included an uncollateralized $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $0 and $1,000 as of July 1, 2017 and December 31, 2016, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of July 1, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes as substantially all of our debt is currently financed with fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of July 1, 2017, the outstanding balance on the Senior Credit Facility was $47,000. As a result, we believe that our market risk is minimal.

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

ITEM 1A.     RISK FACTORS.

During the six months ended July 1, 2017, there have been no material changes to any of the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the three months ended July 1, 2017, we issued the following securities that were not registered under the Securities Act:

In May 2017, we issued 28,400 shares of our common stock as partial consideration for our acquisitions of Lochrane, H&K and Dade Moeller. In June 2017, we issued 18,072 shares of our common stock as partial consideration for our acquisition of RDK. These shares were issued in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. For a description of these acquisitions, see Note 4, Business Acquisitions, to the consolidated interim financial statements appearing under Part I of this Quarterly Report on Form 10-Q.

Issuer Purchase of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

 ITEM 5. OTHER INFORMATION.

Effective March 7, 2017, the Audit Committee of our Board of Directors and the Board of Directors approved a change in our fiscal year-end and financial accounting cycle. With effect from January 1, 2017, the Company commenced reporting its financial results on a 52/53 week fiscal year ending on the Saturday closest to December 31st (whether or not in the following calendar year), with interim calendar quarters ending on the Saturday closest to the end of such calendar quarter (whether or not in the following calendar quarter). As such, in calendar year 2017, the first fiscal quarter ended on April 1, 2017, the second fiscal quarter ended on July 1, 2017, the third fiscal quarter will end on September 30, 2017, and the fiscal year will end on December 30, 2017.

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

NV5 GLOBAL, INC.

By: /s/ Michael P. Rama
Date: August 3, 2017	Michael P. Rama Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)