Form 10-Q
period 2017-09-30
NV5 Global, Inc.
filed 2017-11-08
CIK 1532961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017, there were 10,785,594 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$15,582	$35,666
Accounts receivable, net of allowance for doubtful accounts of $3,106 and $1,992 as of September 30, 2017 and December 31, 2016, respectively	113,004	75,511
Prepaid expenses and other current assets	2,860	1,874
Total current assets	131,446	113,051
Property and equipment, net	8,009	6,683
Intangible assets, net	68,374	40,861
Goodwill	97,384	59,380
Other assets	1,042	1,511
Total Assets	$306,255	$221,486

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,133	$13,509
Accrued liabilities	18,173	17,316
Income taxes payable	855	1,134
Billings in excess of costs and estimated earnings on uncompleted contracts	1,869	228
Client deposits	173	106
Current portion of contingent consideration	2,653	564
Current portion of notes payable and other obligations	10,821	10,764
Total current liabilities	51,677	43,621
Contingent consideration, less current portion	125	1,875
Notes payable and other obligations, less current portion	67,155	21,632
Deferred income tax liabilities, net	22,084	6,197
Total liabilities	141,041	73,325

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 45,000,000 shares authorized, 10,779,246 and 10,566,528 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	108	106
Additional paid-in capital	122,576	118,026
Retained earnings	42,530	30,029
Total stockholders’ equity	165,214	148,161
Total liabilities and stockholders’ equity	$306,255	$221,486

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Gross revenues	$91,263	$60,091	$239,058	$160,888

Direct costs (excluding depreciation and amortization):
Salaries and wages	28,219	20,274	75,235	53,744
Sub-consultant services	12,663	8,854	33,719	22,246
Other direct costs	3,635	3,307	10,276	8,209
Total direct costs	44,517	32,435	119,230	84,199

Gross Profit	46,746	27,656	119,828	76,689

Operating Expenses:
Salaries and wages, payroll taxes and benefits	23,090	14,096	62,847	40,575
General and administrative	7,362	4,415	19,931	12,640
Facilities and facilities related	3,547	2,066	9,162	5,803
Depreciation and amortization	3,788	1,604	9,542	4,285
Total operating expenses	37,787	22,181	101,482	63,303

Income from operations	8,959	5,475	18,346	13,386

Interest expense	(524)	(81)	(1,042)	(221)

Income before income tax expense	8,435	5,394	17,304	13,165
Income tax expense	(2,523)	(1,990)	(4,803)	(4,847)
Net Income and Comprehensive Income	$5,912	$3,404	$12,501	$8,318

Earnings per share:
Basic	$0.58	$0.34	$1.23	$0.94
Diluted	$0.55	$0.33	$1.16	$0.90

Weighted average common shares outstanding:
Basic	10,211,114	9,941,517	10,155,751	8,826,090
Diluted	10,785,630	10,353,793	10,744,619	9,215,365

 See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2016	10,566,528	$106	$118,026	$30,029	$148,161

Stock compensation	-	-	2,743	-	2,743
Restricted stock issuance, net	163,016	2	(2)	-	-
Stock issuance for acquisitions	47,982	-	1,746	-	1,746
Payment of contingent consideration with common stock	1,720	-	63	-	63
Net income	-	-	-	12,501	12,501
Balance, September 30, 2017	10,779,246	$108	$122,576	$42,530	$165,214

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Flows From Operating Activities:
Net income	$12,501	$8,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,542	4,285
Provision for doubtful accounts	445	246
Stock compensation	2,743	1,704
Change in fair value of contingent consideration	56	88
Loss on disposal property and equipment	2	2
Excess tax benefit from stock based compensation	-	(155)
Deferred income taxes	320	88
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(17,031)	(7,795)
Prepaid expenses and other assets	(13)	372
Accounts payable	(1,827)	2,892
Accrued liabilities	(3,251)	476
Income taxes payable	(279)	96
Billings in excess of costs and estimated earnings on uncompleted contracts	1,641	(78)
Client deposits	822	147
Net cash provided by operating activities	5,671	10,686

Cash Flows From Investing Activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(60,241)	(24,388)
Purchase of property and equipment	(1,591)	(566)
Net cash used in investing activities	(61,832)	(24,954)

Cash Flows From Financing Activities:
Proceeds from borrowings from Senior Credit Facility	47,000	-
Proceeds from secondary offering	-	51,319
Payments of borrowings from Senior Credit Facility	(5,000)	-
Payments of secondary offering costs	-	(4,172)
Payments on notes payable	(5,360)	(4,156)
Payments of contingent consideration	(563)	(296)
Excess tax benefit from stock based compensation	-	155
Proceeds from exercise of unit warrant	-	1,008
Net cash provided by financing activities	36,077	43,858

Net (decrease) increase in Cash and Cash Equivalents	(20,084)	29,590
Cash and cash equivalents – beginning of period	35,666	23,476
Cash and cash equivalents – end of period	$15,582	$53,066

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$843	$255
Cash paid for income taxes	$4,962	$4,642

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$908	$-
Notes payable and other obligations issued for acquisitions	$9,371	$9,333
Stock issuance for acquisitions	$1,746	$1,075
Payment of contingent consideration and other obligations with common stock	$62	$162

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 1 - Organization and Nature of Business Operations

Business

NV5 Global, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Global”) is a provider of professional and technical engineering and consulting solutions to public and private sector clients in the infrastructure, energy, construction, real estate and environmental markets. The Company’s clients include the U.S. federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to, planning, design, consulting, permitting, inspection and field supervision, testing inspection and certification, management oversight, forensic engineering, litigation support, condition assessment and compliance certification.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying consolidated balance sheet as of December 31, 2016 has been derived from those financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for any future interim period or for the full 2017 fiscal year.

Fiscal Year

 Effective March 7, 2017, the Audit Committee of our Board of Directors and the Board of Directors approved a change in our fiscal year-end and financial accounting cycle. With effect from January 1, 2017, the Company commenced reporting its financial results on a 52/53 week fiscal year ending on the Saturday closest to December 31st (whether or not in the following calendar year), with interim calendar quarters ending on the Saturday closest to the end of such calendar quarter (whether or not in the following calendar quarter). As such, in calendar year 2017, the first fiscal quarter ended on April 1, 2017, the second fiscal quarter ended on July 1, 2017, the third fiscal quarter ended on September 30, 2017, and the fiscal year will end on December 30, 2017.

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

Concentration of Credit Risk

Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 32% and 35% of the Company’s gross revenues for the nine months ended September 30, 2017 and 2016, respectively, are from California-based projects. The Company does not have any clients individually representing more than 10% of gross revenues during the nine months ended September 30, 2017 and 2016. Furthermore, approximately 57% and 71% of the Company’s accounts receivable as of September 30, 2017 and December 31, 2016, respectively, are for public and quasi-public projects. Management continually evaluates the creditworthiness of these and future clients and provides for bad debt reserves as necessary.

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

The Company considers cash and cash equivalents, accounts receivable, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. As of September 30, 2017 and December 31, 2016, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, income taxes payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with the FASB ASC 260, Earnings per Share, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. The weighted average number of shares outstanding in calculating basic earnings per share for the three and nine months ended September 30, 2017 and 2016 exclude 560,689 and 434,082 non-vested restricted shares, respectively, issued since 2010. These non-vested restricted shares are not included in basic earnings per share until the vesting requirement is met. The weighted average number of shares outstanding in calculating diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 includes, if outstanding, non-vested restricted shares and units, issuable shares related to acquisitions, and the warrants associated with the Company’s initial public offering. In calculating diluted earnings per share for the three and nine months ended September 30, 2017 and 2016, there were no potentially anti-dilutive securities.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Numerator:
Net income – basic and diluted	$5,912	$3,404	$12,501	$8,318

Denominator:
Basic weighted average shares outstanding	10,211,114	9,941,517	10,155,751	8,826,090
Effect of dilutive non-vested restricted shares and units	311,677	203,997	305,392	209,032
Effect of issuable shares related to acquisitions	146,958	102,810	170,768	55,551
Effect of warrants	115,881	105,469	112,708	124,692
Diluted weighted average shares outstanding	10,785,630	10,353,793	10,744,619	9,215,365

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

In March 2016, FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted the requirements of ASU 2016-09 on January 1, 2017 on a prospective basis, which resulted in a decrease in income tax expense of approximately $974 for the nine months ended September 30, 2017. ASU 2016-09 requires excess tax benefits be presented within the statement of cash flows as an operating activity rather than as a financing activity and excess tax benefits to be excluded from the assumed future proceeds in the calculation of diluted shares.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU was originally effective for annual reporting periods beginning after December 15, 2016 and early adoption is permitted as of the original effective date. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. In July 2015, FASB voted to approve a one-year deferral of the effective date to December 31, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. As a result, ASU 2014-09 will become effective for us in the first quarter of our fiscal year ending December 31, 2018. The Company has begun its assessment and is evaluating the areas of impact on its consolidated financial statements. The Company has decided to adopt this standard under the modified retrospective approach. Currently, the Company has identified various revenue types by services, contracts, clients and billings. The Company is reviewing its contracts in the various revenue types in order to isolate those that will be significantly impacted as well as to identify the relevant revenue types for disaggregated disclosure. After the assessment is complete, the Company can estimate potential impacts, if any, of the new standard as well as the impact of adopting ASU 2014-09 on the Company's consolidated net income, financial position, cash flows, disclosures, information technology systems and internal controls.

Note 4 – Business Acquisitions

On September 6, 2017, the Company acquired all of the outstanding interests in Marron and Associates, Inc. (“Marron”), a leading environmental services firm with offices in Albuquerque and Las Cruces, New Mexico. Marron provides environmental planning, natural and cultural resources, environmental site assessment, and GIS services. Marron primarily serves public and private clients throughout the Southwest, including the New Mexico Department of Transportation, Bureau of Land Management, Bureau of Indian Affairs, Federal Highway Administration, U.S. Department of Agriculture, U.S. Fish and Wildlife Service, and U.S. Forest Service. The purchase price of this acquisition is up to $990 including $400 in cash, $300 in promissory notes (bearing interest at 3.0%), payable in three installments of $100, due on the first, second and third anniversaries of September 6, 2017, the effective date of the acquisition (see Note 9), $67 of the Company’s common stock (1,510 shares) as of the closing date of the acquisition and $133 in stock or a combination of cash and shares of the Company’s stock, at its discretion, payable in two equal installments, due on the first and second anniversaries of September 6, 2017.The purchase price also included an interest bearing earn-out of $90 promissory note, subject to the achievement of certain agreed upon metrics for calendar year 2017. The Company internally determined the preliminary fair values of tangible and intangible assets acquired and liabilities assumed. We expect to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter of 2017. The note and the earn-out are due to a related party individual who became an employee of the Company upon the acquisition.

On June 6, 2017, the Company acquired all of the outstanding equity interests in Richard D. Kimball Co., Inc. ("RDK"), an established leader in the provision of energy efficiency and mechanical, electric and plumbing (MEP) services based in Boston, Massachusetts. In addition to MEP and fire protection services, RDK offers commissioning services, technology design services, and energy and sustainability services, including Whole Building Energy Modeling and ASHRAE Level Energy Audits, Green Building Certification, Energy Code Consulting, Carbon Emissions Management, and Renewable Energy Management. RDK primarily serves commercial, healthcare, science and technology, education, government, and transportation clients. The purchase price of this acquisition is up to $22,500, subject to customary closing working capital adjustments, including $15,000 in cash, $5,500 in promissory notes (bearing interest at 3.0%), payable in four installments of $1,375, due on the first, second, third and fourth anniversaries of June 6, 2017 (see Note 9), $667 of the Company’s common stock (18,072 shares) as of the closing date of the acquisition, and $1,333 in stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of June 6, 2017. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for RDK, we engaged a third-party independent valuation specialist to assist in the determination of fair values. However, as of the date of this report, the valuation was not final. We expect to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter of 2017.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On May 4, 2017, the Company acquired all of the outstanding equity interests in Holdrege & Kull, Consulting Engineers and Geologists (“H&K”), a full-service geotechnical engineering firm based in Northern California. H&K provides services to public, municipal and special district, industrial, and private sector clients. The purchase price of this acquisition is up to $2,200 including $1,000 in cash, $600 in promissory notes (bearing interest at 3.0%), payable in four installments of $150, due on the first, second, third and fourth anniversaries of May 4, 2017, the effective date of the acquisition (see Note 9), and $100 of the Company’s common stock (2,628 shares) as of the closing date of the acquisition. The purchase price also included an interest bearing earn-out of $500 promissory note, subject to the achievement of certain agreed upon metrics for calendar year 2017. The earn-out promissory note is payable in four installments of $125, due on the first, second, third and fourth anniversaries of May 4, 2017. The earn-out of $500 was recorded at its estimated fair value of $405, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. The note and the earn-out are due to a related party individual. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for H&K, we engaged a third-party independent valuation specialist to assist in the determination of fair values. However, as of the date of this report, the valuation was not final. We expect to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter of 2017.

On May 1, 2017, the Company acquired all of the outstanding equity interests in Lochrane Engineering, Inc. (“Lochrane”), an Orlando, Florida based civil engineering firm, which specializes in the provision of services on major roadway projects, and its major clients include the Florida Department of Transportation and Florida’s Turnpike Enterprise. The purchase price of this acquisition is up to $4,940 including $2,690 in cash, $2,200 in promissory notes (bearing interest at 3.0%), payable in four installments of $550, due on the first, second, third and fourth anniversaries of May 1, 2017, the effective date of the acquisition (see Note 9), $17 of the Company’s common stock (441 shares) as of the closing date of the acquisition, and $33 in stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of May 1, 2017. Included in the $2,200 promissory notes, is an earn-out of $550, subject to the achievement of certain agreed upon metrics for calendar year 2017. The earn-out of $550 is interest bearing and was recorded at its estimated fair value of $413, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. The note and the earn-out are due to a related party individual. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for Lochrane, we engaged a third-party independent valuation specialist to assist in the determination of fair values. However, as of the date of this report, the valuation was not final. We expect to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter of 2017.

On April 14, 2017, the Company acquired all of the outstanding equity interests in Bock & Clark Corporation (“B&C”), an Akron, Ohio based surveying, commercial zoning, and environmental services firm. The acquisition of B&C will expand our cross-selling opportunities within our infrastructure engineering, surveying, and program management groups and with our financial and transactional real estate clients. The aggregate purchase price consideration paid by the Company in connection with the acquisition was $42,000, subject to customary closing working capital adjustments, funded entirely in cash. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for Bock & Clark, we engaged a third-party independent valuation specialist to assist in the determination. However, as of the date of this report, the valuation was not final. We expect to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter of 2017.

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition dates for the acquisitions during 2017 and 2016:

	2017	2016
	Acquisitions	Acquisitions

Cash	$315	$128
Accounts receivable	20,906	20,221
Property and equipment	1,750	4,301
Prepaid expenses	968	1,336
Other assets	337	841
Intangible assets:
Customer relationships	29,998	26,188
Trade name	2,224	1,922
Customer backlog	1,116	3,898
Non-compete	1,703	1,259
Favorable (unfavorable) lease	-	(225)
Total Assets	59,317	59,869
Liabilities	(11,272)	(12,250)
Deferred tax liabilities	(15,567)	(7,892)
Net assets acquired	32,478	39,727

Consideration paid (Cash, Notes and/or stock)	70,712	76,011
Contingent earn-out liability (Cash and stock)	908	1,417
Total Consideration	71,620	77,428
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$39,142	$37,701

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from these acquisitions. Goodwill acquired of $2,294 and $0 during the nine months ended September 30, 2017 and 2016, respectively, was assigned to the INF reportable segment. Goodwill acquired of $36,848 and $15,793 during the nine months ended September 30, 2017 and 2016, respectively, was assigned to the Building, Technology, & Sciences (BTS) (formerly known as Building, Energy & Sciences (BES)) reportable segment. Goodwill of approximately $1,077 and $15,199 from acquisitions during the nine months ended September 30, 2017 and 2016, respectively, is expected to be deductible for income tax purposes.

The consolidated financial statements of the Company for the three and nine months ended September 30, 2017 include the results of operations from the businesses acquired during 2017 from their respective dates of acquisition to September 30, 2017. For both the three and nine months ended September 30, 2017, the results include gross revenues of $21,316 and $35,524, respectively, and income before income taxes of $3,905 and $6,847, respectively. The consolidated financial statements of the Company for the three and nine months ended September 30, 2016 include the results of operations from the businesses acquired during 2016 from their respective dates of acquisition to September 30, 2016. For the three and nine months ended September 30, 2016, the results include gross revenues of $12,363 and $27,481, respectively, and income before income taxes of $1,108 and $2,560, respectively. Included in general and administrative expense for the three and nine months ended September 30, 2017 is $315 and $892, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and nine months ended September 30, 2017 as if Dade Moeller, B&C and RDK acquisitions had occurred as of January 1, 2016. The pro forma information provided below is compiled from the financial statements of Dade Moeller, B&C and RDK, which includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the Dade Moeller, B&C and RDK operations actually been acquired on January 1, 2016; or (ii) future results of operations:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Gross revenues	$91,263	$78,481	$262,496	$222,089
Net income	$5,912	$4,583	$13,541	$11,805
Basic earnings per share	$0.58	$0.45	$1.33	$1.32
Diluted earnings per share	$0.55	$0.43	$1.26	$1.25

The Company has determined the supplemental disclosures pursuant to ASC 805-10-50-2h, for the Lochrane, H&K and Marron acquisitions were not material to the Company’s unaudited interim consolidated financial statements both individually and in the aggregate.

Note 5 – Accounts Receivable, net

Accounts receivable, net, consists of the following:

	September 30,	December 31,
	2017	2016

Billed	$81,399	$53,756
Unbilled	34,131	23,237
Contract retentions	580	510

	116,110	77,503
Less: allowance for doubtful accounts	(3,106)	(1,992)
Accounts receivable, net	$113,004	$75,511

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 6 – Property and Equipment, net

Property and equipment, net, consists of the following:

	September 30,	December 31,
	2017	2016

Office furniture and equipment	$1,575	$1,329
Computer equipment	8,530	6,808
Survey and field equipment	1,943	1,426
Leasehold improvements	1,670	1,583
	13,718	11,146
Accumulated depreciation	(5,709)	(4,463)
Property and equipment – net	$8,009	$6,683

Depreciation expense was $760 and $2,014 for the three and nine months ended September 30, 2017, respectively, and $416 and $1,207 for the three and nine months ended September 30, 2016, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill

On August 1, 2017, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2017. There were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2017 through September 30, 2017.

The table set forth below shows the change in goodwill during the nine months ended September 30, 2017 and year ended December 31, 2016:

	September 30,	December 31,
	2017	2016
Balance as of the beginning of the year	$59,380	$21,679
Acquisitions	39,142	37,701
Reduction from working capital proceeds	(1,138)	-
Balance as of the end of the period	$97,384	$59,380

During the nine months ended September 30, 2017, the Company revised its allocation of purchase price for its JBA acquisition and reduced goodwill by $1,138.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Intangible Assets

Intangible assets, net, as of September 30, 2017 and December 31, 2016 consist of the following:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$68,799	$(9,720)	$59,079	$38,801	$(5,746)	$33,055
Trade name	6,409	(4,477)	1,932	4,185	(2,746)	1,439
Customer backlog	7,723	(3,509)	4,214	6,607	(2,284)	4,323
Favorable lease	553	(134)	419	553	(158)	395
Non-compete	4,249	(1,519)	2,730	2,546	(897)	1,649
Total	$87,733	$(19,359)	$68,374	$52,692	$(11,831)	$40,861

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

Amortization expense was $3,028 and $7,528 for the three and nine months ended September 30, 2017, respectively, and $1,189 and $3,077 for the three and nine months ended September 30, 2016, respectively.

As of September 30, 2017, the future estimated aggregate amortization related to intangible assets is as follows:

Period ending September 30,

2018	$10,370
2019	9,012
2020	7,461
2021	6,886
2022	6,642
Thereafter	28,003
Total	$68,374

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2017	2016
Deferred rent	$675	$696
Payroll and related taxes	3,758	4,518
Professional liability reserve	316	190
Benefits	4,753	1,673
Accrued vacation	6,172	5,327
Unreognized tax benefits	770	770
Other	1,729	4,142
Total	$18,173	$17,316

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

 Note 9 – Notes Payable and Other Obligations

Notes payable and other obligations consists of the following:

	September 30,	December 31,
	2017	2016

Senior Credit Facility	$42,000	$-
Note Payable	-	278
Other Obligations	6,449	6,047
Uncollateralized promisory notes	29,527	26,071
Total Notes Payable and Other Obligations	77,976	32,396
Current portion of notes payable and other obligations	(10,821)	(10,764)
Notes payable and other obligations, less current portion	$67,155	$21,632

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

The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 3.0:1 and minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of September 30, 2017 and December 31, 2016, the Company is in compliance with these financial and reporting covenants. As of September 30, 2017 and December 31, 2016, the outstanding balance on the Senior Credit Facility was $42,000 and $0, respectively.

Note Payable

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) matured on July 29, 2017. The Nolte Note interest rate was prime rate plus 1%, subject to a maximum rate of 7.0%. As of September 30, 2017 and December 31, 2016, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, the Company paid quarterly principal installments of approximately $100 plus interest. The Nolte Note was unsecured and the Company was permitted to make periodic principal and interest payments. As of September 30, 2017 and December 31, 2016, the outstanding balance on the Nolte Note was $0 and $278, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Other Obligations

On September 6, 2017, the Company acquired all of the outstanding equity interest in Marron. The purchase price allowed for the payment of $133 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of September 6, 2017. The outstanding balance of this obligation was $133 and $0 as of September 30, 2017 and December 31, 2016, respectively.

On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price allowed for the payment of $1,333 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of June 6, 2017. The outstanding balance of this obligation was $1,333 and $0 as of September 30, 2017 and December 31, 2016, respectively.

On November 30, 2016, the Company acquired all of the outstanding equity interests of Hanna. The purchase price allowed for the payment of $1,200 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two installments of $600, due on the first and second anniversaries of November 30, 2016. The outstanding balance of this obligation was $1,200 as of September 30, 2017 and December 31, 2016.

On October 26, 2016, the Company acquired all of the outstanding equity interests of JBA. The purchase price allowed for the payment of $2,600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two installments of $1,300, due on the first and second anniversaries of October 26, 2016. The outstanding balance of this obligation was $2,600 as of September 30, 2017 and December 31, 2016.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016. The outstanding balance of this obligation was $2,000 and $3,000 as of September 30, 2017 and December 31, 2016, respectively.

Uncollateralized Promissory Notes

On September 6, 2017, the Company acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the “Marron Note”) payable in three installments of $100, due on the first, second and third anniversaries of September 6, 2017. The outstanding balance of the Marron Note was $300 and $0 as of September 30, 2017 and December 31, 2016, respectively.

On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the “RDK Note”) payable in four installments of $1,375, due on the first, second, third and fourth anniversaries of June 6, 2017. The outstanding balance of the RDK Note was $5,500 and $0 as of September 30, 2017 and December 31, 2016, respectively.

On May 4, 2017, the Company acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “H&K Note”) payable in four installments of $150, due on the first, second, third and fourth anniversaries of May 4, 2017, the effective date of the acquisition. The outstanding balance of the H&K Note was $600 and $0 as of September 30, 2017 and December 31, 2016, respectively.

On May 1, 2017, the Company acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the “Lochrane Note”) payable in four installments of $413, due on the first, second, third and fourth anniversaries of May 1, 2017, the effective date of the acquisition. The outstanding balance of the Lochrane Note was $1,650 and $0 as of September 30, 2017 and December 31, 2016, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On December 6, 2016, the Company acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the “CivilSource Note”) payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition. The outstanding balance of the CivilSource Note was $3,500 as of September 30, 2017 and December 31, 2016, respectively.

On November 30, 2016, the Company acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the “Hanna Note”) payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition. The outstanding balance of the Hanna Note was $2,700 as of September 30, 2017 and December 31, 2016, respectively.

On October 26, 2016, the Company acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the “JBA Note”) payable in five installments of $1,400, due on the first, second, third, fourth and fifth anniversaries of October 26, 2016, the effective date of the acquisition. The outstanding balance of the JBA Note was $7,000 as of September 30, 2017 and December 31, 2016, respectively.

On September 12, 2016, the Company acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition. The outstanding balance of the Weir Note was $375 and $500 as of September 30, 2017 and December 31, 2016, respectively.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal payments of $1,500 each due on the first, second, third, and fourth anniversaries of May 20, 2016, the effective date of the acquisition. The outstanding balance of the Dade Moeller Notes was approximately $4,500 and $6,000 as of September 30, 2017 and December 31, 2016, respectively.

On July 1, 2015, the Company acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $2,000 and $3,000 as of September 30, 2017 and December 31, 2016, respectively.

On June 24, 2015, the Company acquired certain assets of Allwyn. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $166 and $333 as of September 30, 2017 and December 31, 2016, respectively.

On April 22, 2015, the Company acquired all of the outstanding equity interests of Mendoza. The purchase price included an uncollateralized $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and an uncollateralized $500 promissory note bearing interest at 3% (the “Mendoza Note”) that is payable in two equal payments of $250 each due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. The outstanding balance of the Mendoza Note was $0 and $250 as of September 30, 2017 and December 31, 2016, respectively.

On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $625 and $938 as of September 30, 2017 and December 31, 2016, respectively.

On November 3, 2014, the Company acquired certain assets of the Buric Companies. The purchase price included an uncollateralized, 3% interest bearing promissory note in the aggregate principal amount of $300 (the “Buric Note”). The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The carrying value of the Buric Note was approximately $100 as of September 30, 2017 and December 31, 2016.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

 On March 21, 2014, the Company acquired all of the outstanding equity interests of NV5, LLC. The purchase price included an uncollateralized $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $0 and $1,000 as of September 30, 2017 and December 31, 2016.

  Future contractual maturities of long-term debt as of September 30, 2017 are as follows:

Period ending September 30,

2018	$10,821
2019	12,257
2020	6,612
2021	46,886
2022	1,400
Total	$77,976

As of September 30, 2017 and December 31, 2016, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

Note 10 – Contingent Consideration

The following table summarizes the changes in the carrying value of estimated contingent consideration:

	September 30,	December 31,
	2017	2016

Contingent consideration, beginning of the year	$2,439	$1,279
Additions for acquisitions	908	1,417
Reduction of liability for payments made	(625)	(458)
Increase of liability related to re-measurement of fair value	56	201
Total contingent consideration, end of the period	2,778	2,439
Current portion of contingent consideration	(2,653)	(564)
Contingent consideration, less current portion	$125	$1,875

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

Note 12 – Stock-Based Compensation

In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of September 30, 2017, 826,305 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date. A summary of the changes in unvested shares of the restricted stock during the nine months ended year ended September 30, 2017 is presented below.

The following table summarizes the status of restricted stock awards as of September 30, 2017 and December 31, 2016, and changes during 2017:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value

Unvested shares as of December 31, 2016	502,773	$19.35
Granted	186,437	$37.76
Vested	(90,305)	$9.48
Forfeited	(25,336)	$28.79
Unvested shares as of September 30, 2017	573,569	$26.47

Share-based compensation expense relating to restricted stock awards during the three and nine months ended September 30, 2017 was $1,161 and $2,743, respectively, and $655 and $1,704 for the three and nine months ended September 30, 2016, respectively. Approximately $9,895 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 2.6 years, is unrecognized at September 30, 2017.

Note 13 – Income Taxes

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted ASU 2015-17 as of January 1, 2017 and retrospectively applied ASU 2015-17 to all periods presented. As of January 1, 2017, the Company reclassified $2,173 of deferred tax assets from "Current assets" to "Non-current liabilities" on the Consolidated Balance Sheets. As of September 30, 2017 and December 31, 2016, the Company had net non-current deferred tax liabilities of $22,084 and $6,197, respectively. No valuation allowance against the Company’s deferred income tax assets is needed as of September 30, 2017 and December 31, 2016 as it is more-likely-than-not that the positions will be realized upon settlement. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes. During the nine months ended September 30, 2017, the Company recorded a deferred tax liability of approximately $15,567 in conjunction with the purchase price allocation of B&C, RDK and H&K as a result of the intangibles acquired in the acquisitions.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The Company’s consolidated effective income tax rate was 29.9% and 27.8% for the three and nine months ended September 30, 2017, respectively and 36.9% and 36.8% for the three and nine months ended September 30, 2016, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate is principally due to the federal domestic production activities deduction and research and development credits. Furthermore, during the three and nine months ended September 30, 2017, the Company recorded a reduction in income tax expense of $114 and $974, respectively, relating to the income tax benefit received in conjunction with the vesting of restricted stock during the periods. Also contributing to the decrease in the effective tax rate for the three and nine months ended September 30, 2017, is the lower effective tax rate applicable to the Asia operations purchased in the JBA acquisition at the end of 2016.

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

 At September 30, 2017 and December 31, 2016, the Company had $770 of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at September 30, 2017 and December 31, 2016 were $770 of tax benefits that, if recognized, would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months.

Note 14 – Reportable Segments

The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (“Topic No. 280”). The Company’s Chief Executive Officer is the chief operating decision maker and organized the Company into two operating and reportable segments: Infrastructure (INF), which includes our engineering, civil program management, and construction quality assurance practices; and Building, Technology & Sciences (BTS) (formerly Building, Energy & Sciences (BES)), which includes our energy and environmental practices as well as buildings program management.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following tables set forth summarized financial information concerning our reportable segments. Prior period segment financial information presented has been recast to reflect the reorganized reporting structure that occurred during the fourth quarter of 2016:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Gross revenues
INF	$49,024	$42,713	$134,446	$118,902
BTS	43,262	18,846	107,997	45,637
Elimination of inter-segment revenues	(1,023)	(1,468)	(3,385)	(3,651)
Total gross revenues	$91,263	$60,091	$239,058	$160,888

Segment income before taxes
INF	$9,559	$7,065	$23,749	$19,676
BTS	6,974	2,704	15,065	5,607
Total Segment income before taxes	16,533	9,769	38,814	25,283
Corporate (1)	(8,098)	(4,375)	(21,510)	(12,118)
Total income before taxes	$8,435	$5,394	$17,304	$13,165

(1)	Includes amortization of intangibles of $3,028 and $1,189 for the three months ended
September 30, 2017 and 2016, respectively, and $7,528 and $3,077 for the nine months ended September 30, 2017 and 2016, respectively.

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

Overview

We are a provider of professional and technical engineering and consulting solutions to public and private sector clients. We focus on the infrastructure, energy, construction, real estate, and environmental markets. We primarily focus on the following business service verticals: construction quality assurance, infrastructure, energy, program management, and environmental solutions. Our primary clients include U.S. federal, state, municipal, and local government agencies, and military and defense clients. We also serve quasi-public and private sector clients from the education, healthcare, energy, and public utilities, including schools, universities, hospitals, health care providers, insurance providers, large utility service providers, and large to small energy producers.

Recent Acquisition, Developments and Challenges

Acquisition.

On September 6, 2017, the Company acquired all of the outstanding equity interests in Marron and Associates, Inc. (“Marron”), a leading environmental services firm with offices in Albuquerque and Las Cruces, New Mexico. Marron provides environmental planning, natural and cultural resources, environmental site assessment, and GIS services. Marron primarily serves public and private clients throughout the Southwest, including the New Mexico Department of Transportation, Bureau of Land Management, Bureau of Indian Affairs, Federal Highway Administration, U.S. Department of Agriculture, U.S. Fish and Wildlife Service, and U.S. Forest Service. The purchase price of this acquisition is up to $990, paid with a combination of cash at closing, stock and future note payments.

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

Tax credit.

We are currently under examination by the CFTB about certain research and development tax credits generated for the years 2005 to 2014. Fiscal years 2005 through 2016 are considered open tax years in the State of California and 2013 through 2016 in the U.S. federal jurisdiction and other state jurisdictions. At September 30, 2017 and December 31, 2016, we had $770 of unrecognized tax benefits related to this matter.

Backlog.

As of September 30, 2017, we had approximately $274,500 of gross revenue backlog expected to be recognized over the next 12 months compared to gross revenue backlog of approximately $220,800 as of December 31, 2016. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Segments.

Our Chief Executive Officer is the chief operating decision maker and organized the Company into two operating and reportable segments: Infrastructure (INF), which includes our engineering, civil program management, and construction quality assurance practices; and Building, Technology & Sciences (BTS) (formerly known as Building, Energy & Sciences (BES)), which includes our energy and environmental practices as well as buildings program management.

Components of Income and Expense

Revenues

We enter into contracts with our clients that contain two principal types of pricing provisions: cost-reimbursable and fixed-price. The majority of our contracts are cost-reimbursable contracts that fall under the relatively low-risk subcategory of time and materials contracts.

Cost-reimbursable contracts. Cost-reimbursable contracts consist of the following:

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

For the nine months ended September 30, 2017 and 2016, cost-reimbursable contracts represented approximately 95% and 96%, respectively, of our total revenues.

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

For the nine months ended September 30, 2017 and 2016, lump-sum contracts represented approximately 5% and 4%, respectively, of our total revenues.

Revenues from engineering services are recognized in accordance with the accrual basis of accounting. Revenues under cost-reimbursable contracts are recognized when services are performed or on the percentage-of-completion method. Revenues from fixed-price contracts are recognized on the percentage-of-completion method. Revenues recognized on the percentage-of-completion method are generally measured by the direct costs incurred to date as compared to estimated costs incurred which represents approximately 24% and 14% of revenues recognized during the nine months ended September 30, 2017 and 2016, respectively.

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

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements. The more significant estimates affecting amounts reported in the consolidated financial statements relate to the fair value estimates used in accounting for business combinations (including the valuation of identifiable intangible assets) and contingent consideration, fair value estimates in determining the fair value of the Company’s reporting units for goodwill impairment assessment, revenue recognition on the percentage-of-completion method, allowances for uncollectible accounts and provision for income taxes.

During the nine months ended September 30, 2017, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements. A summary of our significant accounting policies is contained in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Consolidated Results of Operations

The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Gross revenues	$91,263	$60,091	$239,058	$160,888
Less sub-consultant services and other direct costs	(16,298)	(12,161)	(43,995)	(30,455)

Net revenues (1)	74,965	47,930	195,063	130,433
Direct salary and wages costs	(28,219)	(20,274)	(75,235)	(53,744)

Gross profit	46,746	27,656	119,828	76,689

Operating expenses	37,787	22,181	101,482	63,303

Income from operations	8,959	5,475	18,346	13,386

Interest expense	(524)	(81)	(1,042)	(221)

Income tax expense	(2,523)	(1,990)	(4,803)	(4,847)

Net income	$5,912	$3,404	$12,501	$8,318

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

Three and Nine Months Ended September 30, 2017 compared to the Three and Nine Months Ended September 30, 2016

Gross and Net Revenues.

Our consolidated gross revenues increased approximately $31,172 and $78,170 or approximately 51.9% and 48.6%, for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. Our consolidated net revenues increased approximately $27,035 and $64,630 or approximately 56.4% and 49.6% for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. The increases in gross and net revenues are due primarily to organic growth from our existing platform as well as the contribution from various acquisitions completed during the nine months ended September 30, 2017. The increases in gross revenues for the three and nine months ended September 30, 2017, includes gross revenues of $21,316 and $35,524, respectively, related to acquisitions closed during 2017. The increase in net revenues for the three and nine months ended September 30, 2017, includes net revenues of $17,164 and $27,223, respectively, related to acquisitions closed during 2017. Also contributing to the increases in net revenues for the nine months ended September 30, 2017 is an increased utilization of our billable employees and reduction of sub-consultants used to perform services in 2017. The growth in revenues was primarily attributable to increases in energy distribution services; construction materials testing and engineering services; and program and construction management services. However, the increases in gross and net revenues during the three and nine months ended September 30, 2017 were partially offset by reductions in revenues related to project delays due to record rainfall and hurricanes affecting our California, Florida and Texas projects. We are currently unaware of any long-term delays in current projects and therefore are not anticipating such to influence future revenues. Such revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Gross Profit.

As a percentage of gross revenues, our gross profit margin was 51.2% and 50.1% for the three and nine months ended September 30, 2017, respectively, compared to 46.0% and 47.7% for the three and nine months ended September 30, 2016, respectively. Gross profit includes direct costs of contracts such as direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both gross revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

Operating expenses.

Our operating expenses increased approximately $15,606 and $38,179, or 70.4% and 60.3% for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016. The increase in operating expenses for the three and nine months ended September 30, 2017 include operating expenses of $17,410 and $28,677, respectively, related to acquisitions closed during 2017. During the three and nine months ended September 30, 2017, acquisition related expenses were approximately $315 and $892, respectively, compared to approximately $8 and $439 during the three and nine months ended September 30, 2016. Also contributing to the increase in operating costs is the increased amortization of intangible assets. During the three and nine months ended September 30, 2017, amortization of intangible assets was approximately $3,022 and $7,522, respectively, compared to $1,189 and $3,077 during the three and nine months ended September 30, 2016, respectively. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs.

Interest expense.

Our interest expense increased $443 and $821 for the three and nine months ended September 30, 2017, respectively, comparted to the three and nine months ended September 30, 2016. The increase in interest expense is due primarily to the increase in outstanding borrowings during these periods.

Income taxes.

Our consolidated effective income tax rate was 29.9% and 27.8% for the three and nine months ended September 30, 2017, respectively, compared to a consolidated effective income tax rate of 36.9% and 36.8% for the three and nine months ended September 30, 2016, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate is principally due to the federal domestic production activities deduction and research and development credits. Furthermore, during the three and nine months ended September 30, 2017, we recorded a reduction in income tax expense of $114 and $974 relating to the income tax benefit received in conjunction with the vesting of restricted stock during the period. Also contributing to the decrease in the effective tax rate for the three and nine months ended September 30, 2017, is the lower effective tax rate applicable to the Asia operations purchased in the JBA acquisition at the end of 2016.

Segment Results of Operations

The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Gross revenues
INF	$49,024	$42,713	$134,446	$118,902
BTS	$43,262	$18,846	$107,997	$45,637

Segment income before taxes
INF	$9,559	$7,065	$23,749	$19,676
BTS	$6,974	$2,704	$15,065	$5,607

For additional information regarding our reportable segments, see Note 14 - "Reportable Segments" of the "Notes to Consolidated Financial Statements”.

Three and Nine Months ended September 30, 2017 compared to the Three and Nine Months ended September 30, 2016

Our gross revenues from INF reportable segment increased approximately $6,311 and $15,544, or 14.7% and 13.1%, respectively, during the three, nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. The increases during the three and nine months ended September 30, 2017 includes approximately $4,507 and $7,583 related to acquisitions closed during both the three and nine months ended September 30, 2017. The increase in revenues for the three and nine months ended September 30, 2017 reflects increases in energy distribution services, construction materials testing and transportation services, partially offset by reductions in gross revenues related to project delays due to record rainfall and hurricanes affecting our California, Florida and Texas projects.

Segment Income before Taxes from INF increased $2,494 and $4,073, or 35.3% and 20.7%, respectively, during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. The increases were primarily due to increased revenues from organic growth, contributions from acquisitions completed in 2017 as well as a reduction of sub-consultants used to perform services.

Our gross revenues from the BTS reportable segment increased approximately $24,416 and $62,360, or 129.6% and 136.6% during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. The increases during the three and nine months ended September 30, 2017 includes approximately $16,808 and $27,941 related to acquisitions closed during both the three and nine months ended September 30, 2017. The growth in revenues from BTS was primarily attributable to increases in facilities program management and environmental services.

Segment Income before Taxes from BTS increased $4,270 and $9,458, or 157.9% and 168.7%, respectively, during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. The increases were primarily due to increased revenues from organic growth, contributions from acquisitions completed in 2017 as well as a reduction of sub-consultants used to perform services.

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

Cash Flows

As of September 30, 2017, our cash and cash equivalents totaled $15,582 and accounts receivable, net of allowance for doubtful accounts, totaled $113,004, compared to $35,666 and $75,511, respectively, on December 31, 2016. As of September 30, 2017, our accounts payable and accrued liabilities were $17,133 and $18,173, respectively, compared to $13,509 and $17,316, respectively, on December 31, 2016. In addition, as of September 30, 2017, we had notes payable and other obligations and contingent consideration of $77,976 and $2,778, respectively, compared to $32,396 and $2,439, respectively, on December 31, 2016.

Operating activities

For the nine months ended September 30, 2017, net cash provided by operating activities amounted to $5,671, primarily attributable to net income of $12,501, which included non-cash charges of $12,285 from stock based compensation and depreciation and amortization, and decreases of $5,078 in accounts payable and accrued liabilities offset by an increase of $17,031 in accounts receivable. During 2017, we made income tax payments of approximately $4,962.

For the nine months ended September 30, 2016, net cash provided by operating activities amounted to $10,686, primarily attributable to net income of $8,318, which included non-cash charges of $5,989 from stock based compensation and depreciation and amortization, and increases of $3,368 in accounts payable and accrued liabilities offset by an increase of $7,795 in accounts receivable. During 2016, we made income tax payments of approximately $4,642.

 Investing activities

For the nine months ended September 30, 2017, net cash used in investing activities amounted to $61,832, primarily resulting from cash used for our acquisitions (net of cash acquired) during 2017 of $60,241 and the purchase of property and equipment of $1,591 for our ongoing operations.

For the nine months ended September 30, 2016, net cash used in investing activities amounted to $24,954, primarily resulting from cash used for our acquisitions (net of cash acquired) during 2016 of $24,388 and the purchase of property and equipment of $566 for our ongoing operations.

Financing activities

For the nine months ended September 30, 2017, net cash provided by financing activities amounted to $36,077, primarily due to proceeds from borrowing under the Senior Credit Facility of $42,000 offset by principal repayments of $5,360 towards long-term debt and $563 towards contingent consideration.

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

The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 3.0:1 and minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of September 30, 2017 and December 31, 2016, we are in compliance with these financial and reporting covenants. As of September 30, 2017 and December 31, 2016, the outstanding balance on the Senior Credit Facility was $42,000 and $0, respectively.

Note Payable

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) matured on July 29, 2017. The Nolte Note interest rate was prime rate plus 1%, subject to a maximum rate of 7.0%. As of September 30, 2017 and December 31, 2016, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, we paid quarterly principal installments of approximately $100 plus interest. The Nolte Note was unsecured and we were permitted to make periodic principal and interest payments. As of September 30, 2017 and December 31, 2016, the outstanding balance on the Nolte Note was $0 and $278, respectively.

Other Obligations

On September 6, 2017, we acquired all of the outstanding equity interest in Marron. The purchase price allowed for the payment of $133 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of September 6, 2017. The outstanding balance of this obligation was $133 and $0 as of September 30, 2017 and December 31, 2016, respectively.

On June 6, 2017, we acquired all of the outstanding equity interest in RDK. The purchase price allowed for the payment of $1,333 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of June 6, 2017. The outstanding balance of this obligation was $1,333 and $0 as of September 30, 2017 and December 31, 2016, respectively.

On November 30, 2016, we acquired all of the outstanding equity interests of Hanna. The purchase price allowed for the payment of $1,200 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two installments of $600, due on the first and second anniversaries of November 30, 2016. The outstanding balance of this obligation was $1,200 as of September 30, 2017 and December 31, 2016.

On October 26, 2016, we acquired all of the outstanding equity interests of JBA. The purchase price allowed for the payment of $2,600 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two installments of $1,300, due on the first and second anniversaries of October 26, 2016. The outstanding balance of this obligation was $2,600 as of September 30, 2017 and December 31, 2016.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016. The outstanding balance of this obligation was $2,000 and $3,000 as of September 30, 2017 and December 31, 2016, respectively.

Uncollateralized Promissory Notes

On September 6, 2017, we acquired all of the outstanding interests in Marron and Associates, Inc. (“Marron”), a leading environmental services firm in Albuquerque and Las Cruces, New Mexico. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the “Marron Note”) payable in three installments of $100, due on the first, second and third anniversaries of September 6, 2017. The outstanding balance of the Marron Note was $300 and $0 as of September 30, 2017 and December 31, 2016, respectively.

On June 6, 2017, we acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the “RDK Note”) payable in four installments of $1,375, due on the first, second, third and fourth anniversaries of June 6, 2017. The outstanding balance of the RDK Note was $5,500 and $0 as of September 30, 2017 and December 31, 2016, respectively.

On May 4, 2017, we acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “H&K Note”) payable in four installments of $150, due on the first, second, third and fourth anniversaries of May 4, 2017, the effective date of the acquisition. The outstanding balance of the H&K Note was $600 and $0 as of September 30, 2017 and December 31, 2016, respectively.

On May 1, 2017, we acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the “Lochrane Note”) payable in four installments of $413, due on the first, second, third and fourth anniversaries of May 1, 2017, the effective date of the acquisition. The outstanding balance of the Lochrane Note was $1,650 and $0 as of September 30, 2017 and December 31, 2016, respectively.

On December 6, 2016, we acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the “CivilSource Note”) payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition. The outstanding balance of the CivilSource Note was $3,500 as of September 30, 2017 and December 31, 2016, respectively.

On November 30, 2016, we acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the “Hanna Note”) payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition. The outstanding balance of the Hanna Note was $2,700 as of September 30, 2017 and December 31, 2016, respectively.

On October 26, 2016, we acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the “JBA Note”) payable in five installments of $1,400, due on the first, second, third, fourth and fifth anniversaries of October 26, 2016, the effective date of the acquisition. The outstanding balance of the JBA Note was $7,000 as of September 30, 2017 and December 31, 2016, respectively.

On September 12, 2016, we acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition. The outstanding balance of the Weir Note was $375 and $500 as of September 30, 2017 and December 31, 2016, respectively.

On May 20, 2016, we acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal payments of $1,500 each due on the first, second, third, and fourth anniversaries of May 20, 2016, the effective date of the acquisition. The outstanding balance of the Dade Moeller Notes was approximately $4,500 and $6,000 as of September 30, 2017 and December 31, 2016, respectively.

On July 1, 2015, we acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $2,000 and $3,000 as of September 30, 2017 and December 31, 2016, respectively.

On June 24, 2015, we acquired certain assets of Allwyn. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $166 and $333 as of September 30, 2017 and December 31, 2016, respectively.

On April 22, 2015, we acquired all of the outstanding equity interests of Mendoza. The purchase price included an uncollateralized $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and an uncollateralized $500 promissory note bearing interest at 3% (the “Mendoza Note”) that is payable in two equal payments of $250 each due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. The outstanding balance of the Mendoza Note was $0 and $250 as of September 30, 2017 and December 31, 2016, respectively.

On January 30, 2015, we acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $625 and $938 of September 30, 2017 and December 31, 2016, respectively.

On November 3, 2014, we acquired certain assets of the Buric Companies. The purchase price included an uncollateralized, 3% interest bearing promissory note in the aggregate principal amount of $300 (the “Buric Note”). The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The carrying value of the Buric Note was $100 as of September 30, 2017 and December 31, 2016.

 On March 21, 2014, we acquired all of the outstanding equity interests of NV5, LLC. The purchase price included an uncollateralized $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $0 and $1,000 as of September 30, 2017 and December 31, 2016, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisition since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of September 30, 2017, the outstanding balance on the Senior Credit Facility was $42,000. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $420 in 2017.

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

ITEM 1A.    RISK FACTORS.

During the nine months ended September 30, 2017, there have been no material changes to any of the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the three months ended September 30, 2017, we issued the following securities that were not registered under the Securities Act:

In September 2017, we issued 1,510 shares of our common stock as partial consideration for our acquisition of Marron. These shares were issued in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. For a description of these acquisitions, see Note 4, Business Acquisitions, to the consolidated interim financial statements appearing under Part I of this Quarterly Report on Form 10-Q.

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

NV5 GLOBAL, INC.

By: /s/ Michael P. Rama
Date: November 8, 2017	Michael P. Rama Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)