Form 10-K
period 2017-12-30
NV5 Global, Inc.
filed 2018-03-13
CIK 1532961

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing sales price of the registrant’s common stock, as reported on The NASDAQ Capital Market on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $339 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 9, 2018, there were 10,841,122 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K to the extent stated herein.

NV5 GLOBAL, INC.

FORM 10-K ANNUAL REPORT

Cautionary Statement about Forward Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K and in our 2017 Annual Report to Stockholders, including all documents incorporated by reference, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “project,” “may,” “might,” “should,” “would,” “will,” “likely,” “will likely result,” “continue,” “could,” “future,” “plan,” “possible,” “potential,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance.

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

References in this Annual Report on Form 10-K to (i) “NV5 Global”, the “Company,” “we,” “us,” and “our” refer to NV5 Global, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I

ITEM 1.    BUSINESS

Overview

             We are a leading provider of professional and technical engineering and consulting services, offering solutions to public and private sector clients in the energy, transportation, water, government, hospitality, education, healthcare, commercial and residential markets. With offices located throughout the United States and abroad, we help clients plan, design, build, test, certify, and manage a wide variety of projects. Our combined capabilities allow us to deliver cost-effective solutions.

We provide a wide range of services, including, but not limited to, construction quality assurance, surveying and mapping, design, consulting, program and construction management, permitting, planning, forensic engineering, litigation support, condition assessment and compliance certification. Our service capabilities are organized into five verticals: infrastructure, engineering, and support services; construction quality assurance; program management; energy services; and environmental services. As the needs of our clients have evolved and NV5 has grown, we organized into two operating and reportable segments:

1.	Infrastructure (INF), which includes our engineering, civil program management, and construction quality assurance practices; and
2.	Building, Technology & Sciences (BTS), which includes our energy, environmental, and building program management practices.

We are headquartered in Hollywood, Florida, and operate our business from 89 locations in the U.S. and four locations abroad. All of our offices utilize our shared services platform, which consists of human resources, marketing, finance, information technology, legal, corporate development, and other resources. The platform is scalable and optimizes the performance and efficiency of our business as we grow. Our centralized shared services platform allows us to better manage our business through the application of universal financial and operational controls and procedures and increased efficiencies, and drives lower-cost solutions.

Our primary clients include United States (“U.S.”) federal, state, municipal, and local government agencies, and military and defense clients. We also serve quasi-public and private sector clients from the education, healthcare, energy, and public utilities, including schools, universities, hospitals, health care providers, insurance providers, large utility service providers, and large to small energy producers.

During our 70 years in the engineering and consulting business, we have worked with such clients and on such well-known projects as (in alphabetical order):

●	Atlantic City Tunnel Connection, NJ	●	Port of Miami, Tunnel and Capital Improvement to Pier Wharfs, FL

●	Balboa Naval Hospital, CA	●	Poseidon Desalination Plant, CA

●	Borgata Hotel and Casino, NJ	●	Madison Rail Station, NJ

●	Boston Logan Airport, MA	●	Manhattan Waterfront Greenway Improvement, NY

●	Bronx Zoo Astor Court Reconstruction, NY	●	Miami International Airport, FL

●	Caldecott Tunnel, CA	●	Miramar Marine Corps Air Station, CA

●	California Public Employees’ Retirement System, CA	●	Nassau Community College, NY

●	Catwalk National Recreation Trail, NM	●	The National World War II Museum, LA

●	Chicago O’Hare International Airport, IL	●	Palmyra Brownfield Development, NJ

●	Colorado Department of Transportation, CO	●	Peterson Air Force Base, CO

●	Cleveland Clinic, OH	●	Rose Bowl Stadium, CA

●	Dallas Fort Worth International Airport, TX	●	Stanford University, CA

●	Fort Lauderdale Hollywood International Airport, FL	●	Sea Cliff, Shoreline Restoration, NY

●	Horseshoe Casino and Parking Garage, MD	●	University of Kansas Medical Center, KS

●	JFK International Airport, NY	●	University of Minnesota, MN

●	Lake Shenandoah Wetlands Mitigation, NJ	●	University of San Diego, CA

●	Las Vegas City Hall, NV	●	Wynn Resort, NV

●	McCarran International Airport, NV	●	Wynn Resort, China

●	Rice University, TX

Our current representative clients and project portfolio include (in alphabetical order):

●	Broward County, FL	●	New York Department of Transportation, NY

●	California Department of Transportation, or Caltrans, CA	●	New York Power Authority, NY

●	California High Speed Rail, CA	●	Port Authority of New York and New Jersey, NY/NJ

●	City of Austin, TX	●	Princeton University, NJ

●	City of Bakersfield, CA	●	Rutgers University, NJ

●	City of Carlsbad, CA	●	San Diego County, CA

●	City of Colorado Springs, CO	●	San Diego Gas & Electric, CA

●	City of Fresno, CA	●	San Diego International Airport, CA

●	City of Miami, FL	●	Santa Clara County Government, CA

●	City of Oceanside, CA	●	South Florida Water Management District, FL

●	City of Philadelphia, PA	●	Southern California Gas Company, CA

●	City of Sacramento, CA	●	Sabal Trail Transmission Company

●	Cleveland Museum of Art, OH	●	Spectra Energy, TX

●	City of Bakersfield, CA	●	TransCanada

●	Florida Power and Light, FL	●	University of California San Diego, CA

●	Harvard University	●	University of Illinois, IL

●	Imperial County, CA	●	University of Iowa, IA

●	Macau Light Rail System	●	University of Maryland

●	Massachusetts Division of Capital Asset Management, MA	●	University of Massachusetts, MA

●	Massachusetts Port Authority	●	University of Miami, FL

●	Metropolitan Water District of Southern California, CA	●	University of Minnesota, MN

●	Miami-Dade County, FL	●	University of North Carolina, NC

●	Michigan State University, MI	●	University of Texas, TX

●	Minnesota Power, MN	●	University of Utah, UT

●	New Jersey Department of Transportation, NJ	●	U.S. Department of Defense (DOD)

●	New Jersey Turnpike Authority, NJ	●	U.S. Department of Veteran Affairs

●	New York City Economic Development Corporation, NY	●	U.S. Environmental Protection Agency

●	New York City Housing Authority, NY	●	Utah Department of Transportation, UT

●	New York Department of Environmental Protection, NY	●	Wynn Resorts, NV

Our History

On December 8, 2015, NV5 Holdings, Inc., the holding company, changed its name to NV5 Global, Inc. Also on December 8, 2015, NV5 Global, Inc., a wholly-owned subsidiary of the holding company, changed its name to NV5 Holdings, Inc.

NV5 Holdings, Inc. (formerly known as NV5 Global, Inc. and Vertical V, Inc.) (“NV5 Holdings”) was incorporated as a Delaware corporation in 2009. NV5, Inc. (formerly known as Nolte Associates, Inc.) (“NV5”), which began operations in 1949, was incorporated as a California corporation in 1957, and was acquired by NV5 Holdings in 2010. In March 2010, NV5 Holdings acquired the construction quality assurance operations of Bureau Veritas North America, Inc. In October 2011, NV5 Holdings and NV5 completed a reorganization transaction in which NV5 Global, Inc. (formerly known as NV5 Holdings, Inc.) was incorporated as a Delaware corporation, acquired all of the outstanding shares of NV5 Holdings and NV5, and, as a result, became the holding company under which NV5, NV5 Holdings and the Company's other subsidiaries conduct business. In March 2013, NV5 Global completed its initial public offering. In 2014, NV5 Global acquired all the outstanding units in NV5, LLC, a North Carolina limited liability company (formerly known as AK Environmental, LLC) (“NV5, LLC”) which was originally incorporated as a New Jersey limited liability company in 2002 and reincorporated in North Carolina in 2013. In January 2015, NV5 Global acquired all the outstanding shares in Joslin Lesser Associates, Inc. (“JLA”) which was originally incorporated in Massachusetts in 1983. In April 2015, NV5 Global acquired all the outstanding shares of Richard J. Mendoza, Inc. (“Mendoza”) which was originally incorporated in California in 2001. In July 2015, NV5 Global acquired all the outstanding shares of The RBA Group, Inc., Engineers, Architects and Planners (“RBA”) which was originally incorporated in New Jersey in 1968. In February 2016, NV5 Global acquired all the outstanding shares of Sebesta, Inc. (“Sebesta”) which was originally incorporated in Minnesota in 1994. In May 2016, NV5 Global acquired all the outstanding shares of Dade Moeller & Associates, Inc., a North Carolina corporation ("Dade Moeller"). In October 2016, NV5 Global acquired all the outstanding shares of J.B.A. Consulting Engineers, Inc., a Nevada corporation (“JBA”). In November 2016, NV5 Global acquired all the outstanding shares of Hanna Engineering, Inc., a California corporation (“Hanna”). In December 2016, NV5 Global acquired all the outstanding shares of CivilSource, Inc., a California corporation (“CivilSource”). In April 2017, NV5 Global acquired all of the outstanding shares of Bock & Clark Corporation, an Ohio corporation (“B&C”). In May 2017, NV5 Global acquired all of the outstanding shares of Lochrane Engineering Incorporated, a Florida corporation (“Lochrane”). In May 2017, NV5 Global acquired all of the outstanding shares in Holdrege & Kull, Consulting Engineers and Geologists, a California corporation (“H&K”). In June 2017, NV5 Global acquired all of the outstanding shares in Richard D. Kimball Co., a Massachusetts corporation (“RDK”). In September 2017, NV5 Global acquired all of the outstanding shares in Marron and Associates, Inc., a New Mexico corporation (“Marron”). In December 2017, NV5 Global acquired certain assets of Skyscene, LLC, a California limited liability company (“Skyscene”).

In December 2016, NV5 Global entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”). Pursuant to the Credit Agreement, Bank of America agreed to be the sole administrative agent for a five-year $80 million Senior Secured Revolving Credit Facility (“Senior Credit Facility”) to the Company and, together with PNC Bank, National Association and Regions Bank as the other lenders under the Senior Credit Facility, has committed to lend to us all of the Senior Credit Facility, subject to certain terms and conditions. MLPFS has undertaken to act as sole lead arranger and sole book manager for the Senior Credit Facility. In addition, the Senior Credit Facility includes an accordion feature permitting us to request an increase in the Senior Credit Facility by an additional amount of up to $60 million. The proceeds of the Senior Credit Facility are intended to be used to finance permitted acquisitions, for capital expenditures, and for general corporate purposes.

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

Expertise in local markets. To support our vertical service model, we maintain 89 locations in the United States (“U.S.”) and four locations abroad, including offices in Macau, Shanghai, Hong Kong, and the UAE. Each of our offices is staffed with licensed or certified professionals who understand the local and regional markets in which they serve. Our local professionals are allowed to concentrate on client engagement within their local market while benefiting from the back-office support functions of our shared services platform.

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

Industry-recognized quality of service. We have developed a strong reputation for quality service based upon our industry-recognized depth of experience, ability to attract and retain quality professionals, expertise across multiple service sectors, and our commitment to strategic growth. During the past several years, we received many industry awards and national rankings, including:

●	Engineering News-Record Top 500 Design Firms (#54 in 2017, #75 in 2016, #124 in 2015)	●	Engineering News-Record Top 150 Global Firms (#100 in 2017, #141 in 2016)
●	Zweig Group 2017 Hot Firm List - #1	●	Fortune Magazine’s 2017 100 Fastest Growing Firms List - #13
●	Environmental Business Journal Gold Achievement Award in Business Achievement (2017, 2016)	●	Environmental Business Journal Achievement Award in Mergers & Acquisitions (2017, 2016, 2015, 2014, 2013)
●	Building Design + Construction Magazine’s 2017 Giants 300 Report - #12 Engineering/ Architecture Firm	●	Building Design + Construction Magazine’s 2017 Top 30 Hotel Engineering Firms - #1
●	American Society of Civil Engineers (ASCE) San Diego 2017 Outstanding Civil Engineering Project Award –Mid-Coast Corridor Pipeline Project	●	American Public Works Association (APWA) San Diego 2017 Project of the Year Award – Mid-Coast Corridor Pipeline Project
●	American Council of Engineering Companies New Jersey (ACENJ) 2017 Honor Award for the Replacement of Barnegat Bridge project	●	ENR New England’s 2017 Best Projects – Best Project Interiors/ Tenant Improvement Award for the Newmark Grubb Knight Frank relocation project

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

Continue to focus on public sector clients while building private sector client capabilities. We have historically derived the majority of our revenue from public and quasi-public sector clients. For the fiscal years 2017, 2016, and 2015, approximately 68%, 81%, and 60%, respectively, of our gross revenues was attributable to public and quasi-public sector clients. During unsteady economic periods, we have focused on public sector business opportunities resulting from public agency outsourcing. We are also positioned to address the challenges presented by the nation’s aging infrastructure system, and the need to provide solutions for transportation, energy, water, and wastewater requirements. However, we also seek to obtain additional clients in the private sector, which typically experiences greater growth during times of economic expansion, by networking, participating in certain organizations, and monitoring private project databases. We will continue to pursue private sector clients when such opportunities present themselves. We believe our ability to service the needs of both public and private sector clients gives us the flexibility to seek and obtain engagements regardless of the current economic conditions.

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

Reportable Segments

The Company operations are organized into two reportable segments: (i) Infrastructure (INF), which includes our engineering, civil program management, and construction quality assurance practices; and (ii) Building, Technology & Sciences (BTS), which includes our energy, environmental practices and buildings program management practices.

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

Building code compliance. We offer a broad array of outsourcing services, including building code plan review, code enforcement, permitting and inspections, and the administration of public works projects and building departments.

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

Our specialty areas within our construction quality assurance service offering include:

Construction materials testing and engineering services. We provide materials testing services related to concrete, steel, and other structural materials used in construction. We are equipped to provide these services in fabrication plants, in our laboratories, and at the project or construction site itself. Our field personnel work directly under the supervision of licensed engineers and maintain individual licenses and certifications in their respective areas of expertise. All of our in-house laboratories are inspected routinely by agencies including or similar to the Cement and Concrete Reference Laboratory (“CCRL”) of the National Institute of Standards and Measures. In addition, our laboratories participate in proficiency programs conducted by the CCRL and the American Association of State Highway & Transportation Officials.

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

Civil Program Management

Civil program management. Civil program management provides for transportation and water construction projects, including construction management. Our services consist of providing a wide variety of governmental outsourcing services and consulting services that assist organizations in the compliance with technical government regulations and industry standards. We offer a broad array of technical outsourcing services, including traffic studies. Our program management services are not at-risk services; they are performed under a unit price fee arrangement, which is not outcome-based.

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

Buildings, Technology & Sciences (BTS)

Buildings

 Mechanical, Electrical, and Plumbing (MEP) Design. We design integrated facilities that reduce capital, energy, maintenance, and operations costs and use technologies to virtualize the building process and improve collaboration.

●	Mechanical – HVAC system design, air quality management, building automation and control, and sustainability consulting;
●	Electrical – code consulting, infrastructure design, standby power, building automation, intelligent lighting control, and solar power.
●

Plumbing – needs analysis, system design, construction administration, and evaluation for fresh, waste, and water system design; gas supply systems; drainage systems; and water conservation and recovery.

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

Energy Performance, Management, and Optimization. We assist building owners and operations in the reduction of both energy and operational costs. We help our clients to identify and implement energy performance strategies that improve operating efficiency and reduce greenhouse gas emissions, which entails load shaping and efficiency, fuel switching, aggregation, cogeneration and other renewable energy alternatives. Our energy performance services include energy master planning, energy assessments, integrated management of energy supply and demand, renewable energy, smart grid systems, cogeneration, load response strategies and systems, energy modeling and energy star.

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

Technology

Acoustical Design Consulting. We provide sound and noise isolation, vibration mitigation, and acoustical optimization services in sophisticated entertainment and hospitality environments.

Audiovisual – Security and Surveillance – IT – Data Center. We provide needs assessments, infrastructure design, systems design, construction monitoring, and acceptance testing.

Sciences

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

Strategic Acquisitions

We maintain a full-time merger and acquisitions (“M&A”) initiative with executive personnel specifically dedicated to the identification of acquisition targets, exploration of acquisition opportunities, negotiation of terms, and oversight of the acquisition and post-acquisition integration process. Since 1993, our M&A team has completed over 100 transactions in the engineering and consulting industry. Over the course of these transactions, our M&A team has established extensive relationships throughout the industry and continues to maintain an established pipeline of potential acquisition opportunities.

We primarily seek acquisitions that allow us to expand or enhance our capabilities in our existing service offerings or to supplement our existing service offerings with new, closely related service offerings. We pursue opportunities that provide the platform to function as a profitable stand-alone operation, are geographically situated to complement our existing operations, and are profitable with strong potential for organic growth. Acquisition targets must have an experienced management team that is compatible with our culture and thoroughly committed to our strategic direction. We believe we add value to the operations of our acquisitions by providing superior corporate marketing and sales support, cash management, financial controls, information technology, risk management and human resources support through a performance optimization process. Our performance optimization process, which was developed by our executives through their extensive experience acquiring and integrating companies, entails a review of both back office and operational functions in order to, among other things, identify how to improve (i) inefficiencies related to the delivery of our services to customers, (ii) the performance of a new acquisition through the integration of personnel into our organization, (iii) the risk management of a new acquisition, (iv) the integration of technology and shared services platforms, and (v) cross-selling opportunities to create synergies with in our service offerings.

For more information on our recent acquisitions, please refer to the “Recent Acquisitions” section included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Key Clients and Projects

We currently serve over approximately 1,800 different clients. Our 10 largest clients accounted for approximately 22% of our gross revenues during the year ended December 30, 2017. Furthermore, we did not have any clients representing more than 10% of our gross revenues during 2017, 2016 or 2015. Although we serve a highly diverse client base, during 2017, 2016 and 2015 approximately 68%, 81% and 60%, respectively, of our gross revenues was attributable to public and quasi-public sector clients. In this regard, public sector clients include U.S. federal, state, and local government departments, agencies, systems, and authorities, including the U.S. Department of Defense, transportation agencies, educational systems, and public housing authorities, while quasi-public sector clients include utility service providers, energy producers, and healthcare providers. Of our private sector clients, our largest clients are contractors, construction engineering firms, and institutional property owners.

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

Employees

As of December 30, 2017, we had 2,023 employees, including 1,653 full-time employees, which includes 508 licensed engineers and other professionals. We have been able to locate and engage highly qualified employees as needed and do not expect our growth efforts to be constrained by a lack of qualified personnel. We consider our employee relations to be good.

Backlog

As of December 30, 2017, we had approximately $295.9 million of gross revenue backlog expected to be recognized over the next 12 months, compared to gross revenue backlog of approximately $220.8 million as of December 31, 2016. Only the contracts for which funding has been provided and work authorizations have been received are included in our backlog. We cannot guarantee that the revenue projected in our backlog will be realized in its entirety or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

We believe our principal publicly listed and private company competitors include the following firms (in alphabetical order): AECOM Technology Corporation (NYSE: ACM), AMEC plc (LSE: AMEC), Bureau Veritas (PAR: BVI), Hill International, Inc. (NYSE: HIL), Intertek Group plc (LSE:ITRK), Jacobs Engineering Group Inc. (NYSE: JEC), Kleinfelder & Associates, Professional Service Industries, Inc., Stantec Inc. (TSE: STN), Terracon Consultants, Inc., Tetra Tech, Inc. (NASDAQ: TTEK), TRC Companies, Inc., Willdan Group (NASDAQ: WLDN), and WS Atkins plc (LSE:ATK).

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

Available Information

Our website address is www.nv5.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our corporate governance documents, including our code of conduct and ethics, are also available on our website. In this Annual Report on Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC and will be available, free of charge, on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available on our website. Information contained on our website is not part of, or incorporated into, this Annual Report on Form 10-K.

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

We are dependent upon the efforts and services of Mr. Dickerson Wright, our Chairman and Chief Executive Officer, because of his knowledge, experience, skills, and relationships with major clients and other members of our management team. While we entered into an amended and restated employment agreement with Mr. Wright in August 2017 providing for an initial five-year term, Mr. Wright may terminate the agreement upon sixty days’ notice to us. The loss of the services of Mr. Wright for any reason could have an adverse effect on our operations.

Demand from our state and local government and private clients is cyclical and vulnerable to economic downturns. If the economy weakens or client spending declines further, then our revenue, profits, and financial condition may deteriorate.

Demand for services from our state and local government and private clients is cyclical and vulnerable to economic downturns, which may result in clients delaying, curtailing, or canceling proposed and existing projects. Our business traditionally lags the overall recovery in the economy. Therefore, our business may not recover immediately when the economy improves. If the economy weakens or client spending declines further, then our revenue, profits, and overall financial condition may deteriorate. Our state and local government clients may face budget deficits that prohibit them from funding new or existing projects. In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions. Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding and the potential of increased credit losses on uncollectible invoices. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected. Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.

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

During 2017, approximately 68% of our gross revenues was attributable to public and quasi-public sector clients. A significant amount of our revenues are derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have had funding appropriated.

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

Each year, client funding for some of our government contracts may directly or indirectly rely on government appropriations or public-supported financing. It is possible that such appropriated funding will never be allocated to projects that represent opportunities for us to the extent that we anticipate, if at all. Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. In addition, public-supported financing such as state and local municipal bonds may be only partially raised to support existing projects. Public funds and the timing of payment of these funds may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, increases in raw material costs, delays associated with insufficient numbers of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts, and the overall level of government expenditures. If adequate public funding is not available or is delayed, then our profits and revenue could decline.

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

The state of California has in the past experienced, and may experience in the future, budget shortfalls and other related budgetary issues and constraints. The state of California has historically been and is considered to be a key geographic region for our business, as approximately 32%, 34% and 42% of our gross revenues during 2017, 2016 and 2015, respectively, came from California-based projects. Ongoing uncertainty as to the timing and accessibility of budgetary funding, changes in state funding allocations to local agencies and municipalities, or other delays in purchasing for, or commencement of, projects may have a negative impact on our gross revenues and net income.

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

Our ten largest clients accounted for approximately 22% of our gross revenues during the year ended December 30, 2017. Furthermore, we did not have any clients representing more than 10% of our gross revenues during 2017, 2016 or 2015. The loss of, or reduction in orders from, these clients could have a material adverse effect on our business, financial condition, and results of operations.

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“2017 Tax Reform”), which significantly revises the U.S. tax code by, among other things, lowering the corporate income tax rate from 35% to 21%; limiting the deductibility of interest expense; implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Future acquisitions could be impacted by this change if we choose to structure future acquisitions by means of incurring indebtedness as opposed to issuing equity.

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

●

assume liabilities, including environmental liabilities, for which we do not have indemnification from the former owners or have indemnification that may be subject to dispute or concerns regarding the creditworthiness of the former owners;

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

        Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though any amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 30, 2017, we had $36.5 million outstanding under the Credit Agreement. We may determine to enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in the future in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

Fixed-price contracts require us to either perform all work under the contract for a specified lump sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. For the year ended December 30, 2017, approximately 7% of our revenue was recognized under fixed-price contracts. Fixed-price contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform, and economic or other changes that may occur during the contract period. Losses under fixed-price contracts could be substantial and adversely impact our results of operations.

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

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. We face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. Our ten largest clients accounted for approximately 22% of our gross revenues during 2017. Furthermore, we did not have any clients representing more than 10% of our gross revenues during 2017, 2016 or 2015. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our ability to collect our receivables and, ultimately, our revenues and results of operations.

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

We must comply with and are affected by U.S. federal, state, local, and foreign laws and regulations relating to the formation, administration, and performance of government contracts. For example, we must comply with defective-pricing clauses found within the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), the Services Contract Act, and the U.S. Department of Defense security regulations, as well as many other rules and regulations. In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting, and anti-fraud measures, as well as many others regulations in order to maintain our government contractor status. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct, and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud, or other improper activities. Government agencies routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts and cost structure and evaluate compliance with applicable laws, regulations, and standards. In addition, during the course of its audits, such agencies may question our incurred project costs. If such agencies believe we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the agency auditor may recommend to our U.S. government corporate administrative contracting officer that it disallow such costs. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that such government audits will not result in a material disallowance for incurred costs in the future. In addition, government contracts are subject to a variety of other requirements relating to the formation, administration, performance and accounting for these contracts. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation. Any interruption or termination of our government contractor status could reduce our profits and revenue significantly.

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

We account for some of our contracts on the percentage-of-completion method of revenue recognition. These contracts accounted for approximately 14% of our revenue for the year ended December 30, 2017. Generally, our use of this method results in recognition of revenue and profit ratably over the life of the contract based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, including the achievement of award fees as well as the impact of change orders and claims, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenue and profit.

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

For so long as we qualify as an “emerging growth company” under the JOBS Act, which we expect will no longer be the case following December 29, 2018, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting.

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

As of December 30, 2017, we had approximately $295.9 million of gross revenue backlog expected to be recognized over the next 12 months. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

We depend on contractors and subcontractors in conducting our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, client concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a subcontract. In addition, if any of our subcontractors fail to deliver on a timely basis the agreed-upon supplies, fail to perform the agreed-upon services, go out of business, or fail to perform on a project, then our ability to fulfill our obligations as a prime contractor may be jeopardized and we may be contractually responsible for the work performed by those contractors or subcontractors. The absence of qualified subcontractors with which we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts. Historically, our relationship with our contractors and subcontractors has been good, and we have not experienced any material failure of performance by our contractors and subcontractors. During 2017, the utilization of contractors or subcontractors generated approximately 15% of our gross revenues.

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

Mr. Dickerson Wright, our Chairman and Chief Executive Officer, beneficially owned 2,212,185 shares, or approximately 20% of our common stock on a fully diluted basis as of March 9, 2018. Accordingly, Mr. Wright has the power to significantly influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including decisions regarding mergers, going private transactions, and other extraordinary transactions, and to significantly influence the terms of any of these transactions. Although Mr. Wright owes our stockholders certain fiduciary duties as a director and an executive officer, Mr. Wright could take actions to address his own interests, which may be different from those of our other stockholders.

Commencing December 29, 2018, we will no longer be an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies will no longer apply.

We currently are an “emerging growth company”, as defined in the JOBS Act. As December 29, 2018 represents the last day of the fifth fiscal year following our IPO, we will therefore no longer qualify for such status commencing December 29, 2018. As an accelerated filer not entitled to emerging growth company status, we will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company, beginning with our Annual Report on Form 10-K filed for the fiscal year ending December 29, 2018. These requirements include, but are not limited to:

•	being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act;
•

being required to comply with any requirement that may be adopted by the Public Company Oversight Board regarding mandatory audit firm rotation or supplement to the auditor’s report providing additional information about the audit and the financial statements; and

•	disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We will incur increased costs as a result of being a public company, and the requirements of being a public company may divert management’s attention from our business.

As a result of our initial public offering, we became a public company and our securities are listed on NASDAQ. As such, and particularly commencing December 29, 2018, when we will no longer be an emerging growth company, we are required to comply with laws, regulations, and requirements that we did not need to comply with as a private company, including certain provisions of the Sarbanes-Oxley Act and related SEC regulations, as well as the requirements of NASDAQ. Compliance with the requirements of being a public company have required us to increase our operating expenses in order to pay our employees, legal counsel, and accountants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, in connection with Section 404(a) of the Sarbanes-Oxley Act, management was required to deliver a report that assessed the effectiveness of our internal control over financial reporting beginning with the Annual Report on Form 10-K for the year ended December 31, 2014. However, in connection with Section 404(b) of the Sarbanes-Oxley Act, our auditors were not required to attest to our internal controls over financial reporting until such time as we no longer qualified as an emerging growth company under the JOBS Act. Due to our expected loss of emerging growth company status on December 29, 2018, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in our Annual Report on Form 10-K for the fiscal year ending December 29, 2018. To achieve compliance with Section 404 within the prescribed period, we are now and will be engaged in a process to document and evaluate our internal control over financial reporting, which could be costly and challenging. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, prospects, financial condition, and results of operations. Furthermore, we might not be able to retain our independent directors or attract new independent directors for our committees.

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

As of December 30, 2017, we have registered an aggregate of 1,733,299 shares of common stock reserved under Registration Statements on Form S-8 and we may file additional Registration Statements on Form S-8 to register additional shares reserved under our equity incentive plan or employee stock purchase plan.  Issuance of shares of common stock pursuant to our equity incentive plan or employee stock purchase plan may have a dilutive effect on our common stock.  Also, all shares issued pursuant to a Registration Statement on Form S-8 can be freely sold in the public market upon issuance, subject to restrictions on our affiliates under Rule 144 promulgated by the SEC under the Securities Act of 1933, as amended.  If a large number of these shares are sold in the public market, the sales may be viewed negatively by the market and adversely affect the market price of our common stock.

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

 Our principal executive offices are located in approximately 11,700 square feet of office space that we lease at 200 South Park Road, Suite 350, Hollywood, Florida. We lease office space in 89 locations around the world. In total, our facilities contain approximately 491,000 square feet of office space and are subject to leases that expire through 2031. We do not own any real property. Our lease terms vary from month-to-month to multi-year commitments. We do not consider any of these leased properties to be materially important to us. While we believe it is necessary to maintain offices through which our services are coordinated, we feel there are an ample number of available office rental properties that could adequately serve our needs should we need to relocate or expand our operations.

The following table summarizes our ten most significant leased properties by location based on annual rental expense:

Location	Description	Reportable Segment
Hollywood, FL	Corporate Headquarters	Not Applicable
Sacramento, CA	Office Building	INF
San Diego, CA	Office Building	INF
Miami, FL	Office Building	INF
Andover, MA	Office Building	BTS
Boston, MA	Office Building	BTS
Parsippany, NJ	Office Building	INF
Las Vegas, NV	Office Building	BTS
New York, NY	Office Building	INF
Richland, WA	Office Building	BTS

ITEM 3.	LEGAL PROCEEDINGS.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth, for the calendar quarter indicated, the high and low intraday sales prices of our common stock as reported on the NASDAQ Capital Market for the periods indicated.

	Common Stock
Fiscal 2017:	High	Low
First Quarter	$41.80	$33.20
Second Quarter	$43.90	$35.35
Third Quarter	$56.60	$40.05
Fourth Quarter	$58.95	$49.06

	Common Stock
Fiscal 2016:	High	Low
First Quarter	$27.49	$15.00
Second Quarter	$30.21	$24.03
Third Quarter	$37.00	$26.20
Fourth Quarter	$38.15	$24.57

Holders

As of March 9, 2018, there were 538 holders of record of our common stock. These numbers do not include beneficial owners whose shares are held in “street name.”

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

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2016 were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K except as follows:

         In October 2017, we issued 23,822 shares of our common stock as partial consideration for our acquisition of JBA, pursuant to the provisions agreed to at the time of the acquisition. In December 2017, we issued 7,434 and 11,086 shares of our common stock as partial consideration for our acquisition of Skyscene and for obligations regarding Hanna, respectively. We issued these shares in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. For a description of our acquisitions of JBA, Skyscene and Hanna, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Recent Acquisitions.

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

	Years Ended
	December 30,	December 31,	December 31,	December 31,	December 31,
Statements of Operations Data	2017	2016	2015	2014	2013
	(in thousands, except per share data)

Gross revenues	$333,034	$223,910	$154,655	$108,382	$68,232

Direct costs:
Salaries and wages	103,011	73,966	53,687	36,976	19,619
Sub-consultant services	50,171	31,054	21,394	15,996	12,337
Other direct costs	14,598	11,310	10,796	10,229	1,460
Total direct costs	167,780	116,330	85,877	63,201	33,416

Gross Profit	165,254	107,580	68,778	45,181	34,816

Operating Expenses:
Salaries and wages, payroll taxes and benefits	86,222	55,586	34,731	22,887	19,373
General and administrative	26,747	19,351	11,930	8,865	6,708
Facilities and facilities related	12,589	8,012	4,950	3,198	3,325
Depreciation and amortization	13,128	6,228	3,468	1,988	1,514
Total operating expenses	138,686	89,177	55,079	36,938	30,920

Income from operations	26,568	18,403	13,699	8,243	3,896

Other expense:
Interest expense	(1,935)	(257)	(212)	(274)	(263)
Total other expense	(1,935)	(257)	(212)	(274)	(263)

Income before income tax expense	24,633	18,146	13,487	7,969	3,633
Income tax expense	(627)	(6,539)	(4,995)	(3,076)	(874)
Net income	$24,006	$11,607	$8,492	$4,893	$2,759

Basic earnings per share	$2.36	$1.27	$1.25	$0.96	$0.75
Diluted earnings per share	$2.23	$1.22	$1.18	$0.87	$0.70

Weighted average common shares outstanding:
Basic	10,178,901	9,125,167	6,773,135	5,102,058	3,660,289
Diluted	10,777,806	9,540,051	7,215,898	5,592,010	3,967,056

Balance Sheet Data	December 30,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2014	2013
Cash and cash equivalents	$18,751	$35,666	$23,476	$6,872	$13,868
Total assets	305,780	221,486	111,769	55,390	44,875
Long-term debt, including current portion	70,447	34,835	11,986	8,132	6,820
Total equity	180,097	148,161	80,763	35,605	28,809

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including those described under “Item 1A. Risk Factors.” Dollar amounts presented are in thousands, except per share data or where the context otherwise requires.

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

Key Trends, Developments and Challenges

Recent Acquisitions

The aggregate value of all consideration for our acquisitions consummated during fiscal years 2017, 2016 and 2015 was approximately $73,280, $59,050 and $23,800, respectively, before any fair value adjustments.

On December 22, 2017, we acquired certain assets of Skyscene, LLC (“Skyscene”), a California-based a premier aerial survey and mapping company that provides flight services using the latest drone technology. Skyscene operates fixed wing and multirotor UAV’s carrying the most advanced remote sensing equipment. The purchase price of this acquisition was $650 including $250 in cash and $400 in the Company’s common stock (7,434 shares) as of the closing date of the acquisition.

On September 6, 2017, we acquired all of the outstanding equity interests in Marron and Associates, Inc. (“Marron”), a leading environmental services firm with offices in Albuquerque and Las Cruces, New Mexico. Marron provides environmental planning, natural and cultural resources, environmental site assessment, and GIS services. Marron primarily serves public and private clients throughout the Southwest, including the New Mexico Department of Transportation, Bureau of Land Management, Bureau of Indian Affairs, Federal Highway Administration, U.S. Department of Agriculture, U.S. Fish and Wildlife Service, and U.S. Forest Service. The purchase price of this acquisition is up to $990, paid with a combination of cash at closing, stock and future note payments.

On June 6, 2017, we acquired all of the outstanding equity interests in Richard D. Kimball Co. ("RDK"), an established leader in the provision of energy efficiency and mechanical, electric and pluming (MEP) services based in Boston, Massachusetts. In addition to MEP and fire protection services, RDK offers commissioning services, technology design services, and energy and sustainability services, including Whole Building Energy Modeling and ASHRAE Level Energy Audits, Green Building Certification, Energy Code Consulting, Carbon Emissions Management, and Renewable Energy Management. RDK primarily serves commercial, healthcare, science and technology, education, government, and transportation clients. The aggregate purchase price of this acquisition is up to $22,500, paid with a combination of cash at closing, stock and future note payments.

On May 4, 2017, we acquired all of the outstanding equity interests in Holdrege & Kull, Consulting Engineers and Geologists (“H&K”), a full-service geotechnical engineering firm based in Northern California. H&K provides services to public, municipal and special district, industrial, and private sector clients. The purchase price of this acquisition is up to $2,200, paid with a combination of cash, stock and future note payments.

On May 1, 2017, we acquired all of the outstanding equity interests in Lochrane Engineering Incorporated (“Lochrane”), an Orlando, Florida based civil engineering firm which specializes in the provision of services on major roadway projects and its major clients include the Florida Department of Transportation and Florida’s Turnpike Enterprise. The aggregate purchase price of this acquisition is up to $4,940, paid with a combination of cash at closing and future note payments.

On April 14, 2017, we acquired all of the outstanding equity interests in Bock & Clark Corporation (“B&C”), an Akron, Ohio based surveying, commercial zoning, and environmental services firm. We believe that the acquisition of B&C will expand our cross-selling opportunities within our infrastructure engineering, surveying, and program management groups and with our financial and transactional real estate clients. The aggregate purchase price of this acquisition is up to $42,000, subject to customary closing working capital adjustments, funded entirely in cash.

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

On November 30, 2016, we acquired Hanna Engineering, Inc. ("Hanna”), a leading Northern California-based bridge and transportation program management firm. The purchase price of this acquisition was up to $10,000, including $4,500 in cash; $2,700 in promissory notes (bearing interest at 3%), payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition; 18,197 shares of common stock representing $600; $1,200 of the Company’s common stock payable in two installments of $600, due on the first and second anniversaries of the acquisition; and $1,000 in cash, payable by January 31, 2018 should Hanna achieve certain financial metrics for 2017.

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

These acquisitions expanded the Company’s INF and BTS services which allow NV5 Global to offer these services on a broader scale within its existing network. In addition, these acquisitions strengthen NV5 Global’s geographic diversification and allow the Company to continue expanding its national footprint.

Our acquisitions have had, or can be expected to have, a significant effect on the comparability of recent or future results of operations. All of our acquisitions have been accounted for as business combinations and the results of operations of the acquisitions have been included in our consolidated results since the dates of the acquisitions.

U.S. Tax Reform

On December 22, 2017, the U.S. enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (“2017 Tax Reform”), which significantly revises the U.S. tax code by, among other things, lowering the corporate income tax rate from 35% to 21%; limiting the deductibility of interest expense; implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The 2017 Tax Reform is applicable to corporations beginning January 1, 2018.

In response to the enactment of U.S. tax reform, the SEC issued guidance to address the complexity in accounting for this new legislation. While the initial accounting for items under the new legislation is incomplete, the guidance allows us to recognize provisional amounts when reasonable estimates can be made or to continue to apply the prior tax law if a reasonable estimate of the impact cannot be made. The SEC has provided up to a one-year window for companies to finalize the accounting for the impacts of this new legislation and we anticipate finalizing our accounting during 2018.

While we anticipate further regulatory guidance to be issued that may require additional detailed analysis to assess the actual impact of the 2017 Tax Reform, we have evaluated and analyzed the impact of various provisions in the 2017 Tax Reform on its operations and financial statements and has reached the following preliminary conclusions:

•     The reduction in the U.S. corporate federal statutory tax rate from 35% to 21% requires a one-time revaluation of our net deferred tax liabilities to reflect the benefit of the lower tax rate.

•     We expects the benefit from applying the lower federal statutory tax rate to future U.S. earnings to be a material improvement to earnings per share and cash flow.

•    The 2017 Tax Reform requires a one-time tax on the “mandatory deemed repatriation” of accumulated foreign earnings as of December 30, 2017. We do not expect this provision to materially impact our financial results.

•     The 2017 Tax Reform contains many other complex provisions, such as limitations on the deductibility of interest expense and certain executive compensation. We do not expect these provisions to materially impact our financial results.

The ultimate impact of the 2017 Tax Reform may differ from these preliminary conclusions due to changes in interpretations and assumptions made by us as well as additional regulatory guidance that may be issued. At this time, we believe all preliminary conclusions reported are reasonably estimated but may adjust them over time as more information becomes available. Further adjustments, if any, will be recorded by us during the measurement period in 2018 as permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the 2017 Tax Reform. The 2017 Tax Reform provides that the measurement period must be completed by December 22, 2018.

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

•

Time and materials contracts are common for smaller scale professional and technical consulting and certification services projects. Under these types of contracts, there is no predetermined fee. Instead, we negotiate hourly billing rates and charge our clients based upon actual hours expended on a project. In addition, any direct project expenditures are passed through to the client and are typically reimbursed. These contracts may have an initial not-to-exceed or guaranteed maximum price provision.

•

Cost-plus contracts are the predominant contracting method used by U.S. federal, state, and local governments. Under these type contracts, we charge clients for its costs, including both direct and indirect costs, plus a negotiated fee. The total estimated cost plus the negotiated fee represents the total contract value.

•

Lump-sum contracts typically require the performance of all of the work under the contract for a specified lump-sum fee, subject to price adjustments if the scope of the project changes or unforeseen conditions arise. Many of our lump-sum contracts are negotiated and arise in the design of projects with a specified scope and project deliverables. In most cases, we can bill additional fees if the construction schedule is modified and lengthened.

For fiscal years 2017, 2016 and 2015, cost-reimbursable contracts represented approximately 93%, 91% and 93%, respectively, of our total revenues.

Fixed-price contracts. Fixed-price contracts consist of the following:

•

Fixed-unit price contracts typically require the performance of an estimated number of units of work at an agreed price per unit, with the total payment under the contract determined by the actual number of units performed.

For fiscal years 2017, 2016 and 2015, fixed-price contracts represented approximately 7%, 9% and 7%, respectively, of our total revenues.

Revenues from engineering services are recognized in accordance with the accrual basis of accounting. Revenues under cost-reimbursable contracts are recognized when services are performed or on the percentage-of-completion method. Revenues from fixed-price contracts are recognized on the percentage-of-completion method. Revenues recognized on the percentage-of-completion method are generally measured by the direct costs incurred to date as compared to estimated costs incurred which represents approximately 14%, 19% and 7% of revenues recognized during fiscal years 2017, 2016 and 2015, respectively.

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

Jumpstart Our Business Startups Act of 2012

We are an emerging growth company within the meaning of the rules under the Securities Act, and we utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, we did not have to provide an auditor’s attestation report on our internal controls in this Annual Report on Form 10-K for the year ended December 30, 2017 as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. As December 29, 2018 represents the last day of the fifth fiscal year following our IPO, we will therefore no longer qualify for such status commencing December 29, 2018. As an accelerated filer not entitled to emerging growth company status, we will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company, including the provision of an auditor’s attestation report on our internal controls, beginning with our Annual Report on Form 10-K filed for the fiscal year ending December 29, 2018. The JOBS Act also permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by issuers. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

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

Revenue Recognition

Revenues from engineering services are recognized in accordance with the accrual basis of accounting. Revenues under cost-reimbursable contracts are recognized when services are performed and revenues from fixed-price contracts are recognized on the percentage-of-completion method, generally measured by the direct costs incurred to date as compared to the estimated total direct costs for each contract. We include other direct costs (for example, third-party field labor, subcontractors, or the procurement of materials or equipment) in revenues and cost of revenue when the costs of these items are incurred and we are responsible for the ultimate acceptability of such costs. Recognition of revenue under this method is dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity, and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

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

Allowance for Doubtful Accounts

We record billed and unbilled receivables net of an allowance for doubtful accounts. The allowance is estimated based on management’s evaluation of the contracts involved and the financial condition of clients. Factors considered include, among other things, client type (governmental or private client), historical performance, historical collection trends, and general economic conditions. The allowance is increased by our provision for doubtful accounts, which is charged against income. All recoveries on receivables previously charged off are credited to the accounts receivable recovery account and are included in income, while direct charge-offs of receivables are deducted from the allowance. Although we believe the allowance for doubtful accounts is sufficient, a decline in economic conditions could lead to the deterioration in the financial condition of our customers, resulting in an impairment of their ability to make payments, and additional allowances may be required that could materially impact our consolidated results of operations. Trade receivable balances carried by us are comprised of accounts from a diverse client base across a broad range of industries; however, there are concentrations of revenues and accounts receivable from California-based projects, government and government-related contracts, and one customer within the government sector.

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

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques, and weights the results accordingly. NV5 Global is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared to the carrying value of its reporting unit goodwill to determine the appropriate impairment charge, if any. The Company has elected to perform its annual goodwill impairment review on August 1 of each year. The Company conducts its annual impairment tests on the goodwill using the quantitative method of evaluating goodwill.

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

We review and re-assess the estimated fair value of contingent consideration liabilities on a quarterly basis, and the updated fair value could differ materially from the initial estimates. We measures contingent consideration recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3, as defined in the accounting guidance. We use a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration liabilities on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are projections over the earn-out period, and the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent consideration liabilities. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and amount paid will be recorded in earnings. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in income from operations.

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

The Company applies the uncertain tax position guidance to all tax positions for which the statute of limitations remains open. Our policy is to classify interest and penalties as income tax expense. During the fourth quarter of 2017, we settled with the CFTB and paid $839 for certain research and development tax credits for the years 2005 through 2011. We are currently under examination by the CFTB regarding certain research and development tax credits generated for the years 2012 to 2014. Fiscal years 2012 through 2016 are considered open tax years in the State of California and 2014 through 2016 in the U.S. federal jurisdiction and other state jurisdictions. At December 30, 2017, the Company had $437 of unrecognized tax benefits.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Years Ended
	December 30,	December 31,	December 31,
	2017	2016	2015

Gross revenues	$333,034	$223,910	$154,655
Less sub-consultant services and other direct costs	(64,769)	(42,364)	(32,190)

Net revenues (1)	268,265	181,546	122,465
Direct salary and wages costs	(103,011)	(73,966)	(53,687)

Gross profit	165,254	107,580	68,778

Operating expenses	138,686	89,177	55,079

Income from operations	26,568	18,403	13,699

Interest expense	(1,935)	(257)	(212)

Income tax expense	(627)	(6,539)	(4,995)

Net income	$24,006	$11,607	$8,492

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

Year ended December 30, 2017 compared to year ended December 31, 2016

Gross and Net Revenues.

Our consolidated gross revenues increased approximately $109,124 or approximately 48.7% for fiscal year 2017 compared to fiscal year 2016. Our consolidated net revenues increased approximately $86,719 or approximately 47.8% for fiscal year 2017 compared to fiscal year 2016. The increases in gross and net revenues are due primarily to the contribution from various acquisitions completed during fiscal year 2017 as well as organic growth from our existing platform. The increase in gross revenues for fiscal year 2017, includes gross revenues of $59,048 related to acquisitions closed during 2017. The increase in net revenues for fiscal year 2017, includes net revenues of $45,193 related to acquisitions closed during 2017. Also contributing to the increase in net revenues for fiscal year 2017 is an increased utilization of our billable employees and reduction of sub-consultants used to perform services in 2017. The growth in revenues was primarily attributable to increases in energy distribution services; construction materials testing and engineering services; and program and construction management services. However, the increases in gross and net revenues during fiscal year 2017 were partially offset by reductions in revenues related to project delays due to record rainfall in California and hurricanes affecting our Florida and Texas projects. We are currently unaware of any long-term delays in current projects and therefore are not anticipating such to influence future revenues. Such revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Gross Profit.

As a percentage of gross revenues, our gross profit margin was 49.6% and 48.0%, for fiscal year 2017 and 2016, respectively. The improved gross profit margins were due primarily to reduction of sub-consultants used to perform services. Gross profit includes direct costs of contracts such as direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both gross revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

Operating expenses.

Our operating expenses increased approximately $49,508, or 55.5% for fiscal year 2017 compared to 2016. The increase in operating expenses was due primarily to integration costs and operating expenses of $20,822 associated with acquisitions closed during 2017. Also contributing to the increase in operating expenses is the impact of operating expenses for the entire fiscal year 2017 related to 2016 acquisitions. During the fiscal year 2017, acquisition related expenses were approximately $1,398 compared to approximately $1,171 during 2016. Also contributing to the increase in operating costs is the increased amortization of intangible assets. During fiscal year 2017, amortization of intangible assets was approximately $10,310 compared to $4,549 fiscal year 2016. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs.

Interest expense.

Our interest expense increased $1,678 for fiscal year 2017 compared to 2016. The increase in interest expense is due primarily to the increase in outstanding borrowings during these periods.

Income taxes.

Our consolidated effective income tax rate was 2.5% and 36.0% for fiscal year 2017 and 2016, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate is principally due to the federal domestic production activities deduction and research and development credits. Furthermore, during fiscal year 2017, the Company recorded a reduction in income tax expense of $1,016 relating to the income tax benefit received in conjunction with the vesting of restricted stock during the periods. In addition, during the fourth quarter of 2017, the Company recorded a non-cash adjustment of approximately $6,249 related to the remeasurement of deferred income tax assets and liabilities due to the 2017 Tax Reform discussed further below. Also contributing to the decrease in the effective tax rate for fiscal year 2017, is the lower effective tax rate applicable to the Company’s Asia operations.

On December 22, 2017, the U.S. enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (“2017 Tax Reform”), which significantly revises the U.S. tax code by, among other things, lowering the corporate income tax rate from 35% to 21%; limiting the deductibility of interest expense; implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. We recorded a $6,249 non-cash discrete tax benefit in the fourth quarter of 2017, primarily as a result of revaluing deferred tax positions for the net impact of the reduction in the income tax rate. We are continuing our analysis of the effects this tax reform will have on the Company in future periods.

See Note 15 of the Notes to Consolidated Financial Statements for further detail of income tax expense.

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

Segment Results of Operations

The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Year Ended
	December 30,	December 31,	December 31,
	2017	2016	2015
Gross revenues
INF	$185,238	$159,514	$133,938
BTS	$152,304	$69,218	$21,979

Segment income before taxes
INF	$32,245	$27,688	$19,010
BTS	$21,018	$7,847	$6,181

For additional information regarding our reportable segments, see Note 16 - "Reportable Segments" of the "Notes to Consolidated Financial Statements" included in Item 8.

Fiscal Year 2017 compared Fiscal Year 2016

Our gross revenues from INF reportable segment increased approximately $25,724, or 16.1%, during fiscal year 2017 compared to 2016. The increase during fiscal year 2017 includes approximately $11,652 related to acquisitions closed during 2017. The increase in revenues during fiscal year 2017 reflects increases in energy distribution services, construction materials testing and transportation services, partially offset by reductions in gross revenues related to project delays due to record rainfall and hurricanes affecting our California, Florida and Texas projects.

Segment Income before Taxes from INF increased $4,557, or 16.5%, during fiscal year 2017 compared to 2016. The increase was primarily due to increased revenues from organic growth, contributions from acquisitions completed in 2017 as well as a reduction of sub-consultants used to perform services.

Our gross revenues from BTS reportable segment increased approximately $83,086, or 120.0%, during fiscal year 2017 compared to 2016. The increase during fiscal year 2017 includes approximately $47,396 related to acquisitions closed during 2017. The growth in revenues from BTS was primarily attributable to increases in facilities program management and environmental services.

Segment Income before Taxes from BTS increased $13,171, or 167.8%, during fiscal year 2017 compared to 2016. The increase was primarily due to increased revenues from organic growth, contributions from acquisitions completed in 2017 as well as a reduction of sub-consultants used to perform services.

Fiscal Year 2016 compared to Fiscal Year 2015

Our gross revenues from INF reportable segment increased approximately $25,576, or 19.1% during fiscal year 2016 compared to 2015. The increase in revenues for fiscal year 2016 reflects increases in energy distribution services, construction materials testing and transportation services and the acquisition of RBA in 2015, partially offset by reductions in gross revenues related to the slowdown in our pipeline transmission business.

Segment Income before Taxes from INF increased $8,678, or 45.6% during fiscal year 2016 compared to 2015. The increase was primarily due to increased revenues from organic growth, contributions from acquisitions completed in 2015 for a full period in 2016 as well as a reduction of sub-consultants used to perform services.

Our gross revenues from BTS reportable segment increased approximately $47,239, or 214.9% during fiscal year 2016 compared to 2015. The increase in revenues for fiscal year 2016 includes $45,070 related to acquisitions closed during 2016. Excluding revenues from acquisitions closed during 2016, our revenues from BTS increased approximately $2,169, or 9.9% for fiscal year 2016 compared to 2015. The growth in revenues from BTS was primarily attributable to increases in facilities program management services.

Segment Income Before Taxes from BTS increased $1,666, or 27.0% during fiscal year 2016 compared to 2015. The increase was primarily due to increased revenues from organic growth and from the contributions from acquisitions completed in 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our Senior Credit Facility, and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, and acquisition expenditures. We believe our sources of liquidity, including cash flow from operations, existing cash and cash equivalents and borrowing capacity under our Senior Credit Facility will be sufficient to meet our projected cash requirements for at least the next twelve months. We will monitor our capital requirements thereafter to ensure our needs are in line with available capital resources.

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

Cash Flows

As of December 30, 2017, our cash and cash equivalents totaled $18,751 and accounts receivable, net of allowance for doubtful accounts, totaled $110,087, compared to $35,666 and $75,511, respectively, on December 31, 2016. As of December 30, 2017, our accounts payable and accrued liabilities were $18,373 and $18,994, respectively, compared to $13,509 and $17,316, respectively, on December 31, 2016. In addition, as of December 30, 2017, we had notes payable and other obligations and contingent consideration of $68,557 and $1,890, respectively, compared to $32,396 and $2,439, respectively, on December 31, 2016.

Operating activities

During fiscal year 2017, net cash provided by operating activities amounted to $17,625, primarily attributable to net income of $24,006, which included non-cash charges of $17,139 from stock based compensation and depreciation and amortization, partially offset by decreases of $3,937 in accounts payable and accrued liabilities and an increase of $14,713 in accounts receivable. During 2017, we made income tax payments of approximately $7,607.

During fiscal year 2016, net cash provided by operating activities amounted to $15,213, primarily attributable to net income of $11,607, which included non-cash charges of $8,571 from stock based compensation and depreciation and amortization, and increases of $2,804 in accounts payable and accrued liabilities partially offset by an increase of $7,681 in accounts receivable. During 2016, we made income tax payments of approximately $7,334.

During fiscal year 2015, net cash provided by operating activities amounted to $5,972, primarily attributable to net income of $8,492, which included non-cash charges of $5,164 from stock based compensation and depreciation and amortization, and decreases of $2,351 in accounts payable and accrued liabilities partially offset by an increase of $4,846 in accounts receivable. During 2015, we made income tax payments of approximately $4,371.

Investing activities

During fiscal year 2017, net cash used in investing activities amounted to $62,872, primarily resulting from cash used for our acquisitions (net of cash acquired) during 2017 of $60,633 and the purchase of property and equipment of $2,239 for our ongoing operations.

During fiscal year 2016, net cash used in investing activities amounted to $46,796, primarily resulting from cash used for our acquisitions during 2016 of $45,811 and the purchase of property and equipment of $985 for our ongoing operations.

During fiscal year 2015, net cash used in investing activities amounted to $11,028, primarily resulting from cash used for our acquisitions during 2015 of $10,427 and the purchase of property and equipment of $601 for our ongoing operations.

Financing activities

During 2017, net cash provided by financing activities amounted to $28,332, primarily due to proceeds from net borrowing under the Senior Credit Facility of $36,500 offset by principal repayments of $7,605 towards long-term debt and $563 towards contingent consideration.

During 2016, net cash provided by financing activities amounted to $43,773, primarily due to the net proceeds from the secondary offering of $47,146 and the unit warrant exercise of $1,008 offset by principal repayments of $4,594 towards long-term debt, $296 towards contingent consideration and $383 of debt issuance costs associated with the Senior Credit Facility.

During 2015, net cash provided by financing activities amounted to $21,660, primarily due to the net proceeds from the secondary offering of $29,419 and the warrant exercise of $2,970 offset by principal repayments of $10,797 towards long-term debt, $533 towards the contingent obligation and $935 in stock repurchase obligations.

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

The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 3.0:1 and minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of December 30, 2017 and December 31, 2016, we are in compliance with these financial and reporting covenants. As of December 30, 2017 and December 31, 2016, the outstanding balance on the Senior Credit Facility was $36,500 and $0, respectively.

Note Payable

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) matured on July 29, 2017. The Nolte Note interest rate was prime rate plus 1%, subject to a maximum rate of 7.0%. As of December 30, 2017 and December 31, 2016, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, we paid quarterly principal installments of approximately $100 plus interest. The Nolte Note was unsecured and we were permitted to make periodic principal and interest payments. As of December 30, 2017 and December 31, 2016, the outstanding balance on the Nolte Note was $0 and $278, respectively.

Other Obligations

On September 6, 2017, we acquired all of the outstanding equity interest in Marron. The purchase price allowed for the payment of $133 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of September 6, 2017. The outstanding balance of this obligation was $133 and $0 as of December 30, 2017 and December 31, 2016, respectively.

On June 6, 2017, we acquired all of the outstanding equity interest in RDK. The purchase price allowed for the payment of $1,333 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of June 6, 2017. The outstanding balance of this obligation was $1,333 and $0 as of December 30, 2017 and December 31, 2016, respectively.

On November 30, 2016, we acquired all of the outstanding equity interests of Hanna. The purchase price allowed for the payment of $1,200 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two installments of $600, due on the first and second anniversaries of November 30, 2016. The outstanding balance of this obligation was $600 and $1,200 as of December 30, 2017 and December 31, 2016, respectively.

On October 26, 2016, we acquired all of the outstanding equity interests of JBA. The purchase price allowed for the payment of $2,600 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two installments of $1,300, due on the first and second anniversaries of October 26, 2016. The outstanding balance of this obligation was $1,300 and $2,600 as of December 30, 2017 and December 31, 2016, respectively.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016. The outstanding balance of this obligation was $2,000 and $3,000 as of December 30, 2017 and December 31, 2016, respectively.

Uncollateralized Promissory Notes

On September 6, 2017, we acquired all of the outstanding interests in Marron and Associates, Inc. (“Marron”), a leading environmental services firm in Albuquerque and Las Cruces, New Mexico. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the “Marron Note”) payable in three installments of $100, due on the first, second and third anniversaries of September 6, 2017. The outstanding balance of the Marron Note was $300 and $0 as of December 30, 2017 and December 31, 2016, respectively.

On June 6, 2017, we acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the “RDK Note”) payable in four installments of $1,375, due on the first, second, third and fourth anniversaries of June 6, 2017. The outstanding balance of the RDK Note was $5,500 and $0 as of December 30, 2017 and December 31, 2016, respectively.

On May 4, 2017, we acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “H&K Note”) payable in four installments of $150, due on the first, second, third and fourth anniversaries of May 4, 2017, the effective date of the acquisition. The outstanding balance of the H&K Note was $600 and $0 as of December 30, 2017 and December 31, 2016, respectively.

On May 1, 2017, we acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the “Lochrane Note”) payable in four installments of $413, due on the first, second, third and fourth anniversaries of May 1, 2017, the effective date of the acquisition. The outstanding balance of the Lochrane Note was $1,650 and $0 as of December 30, 2017 and December 31, 2016, respectively.

On December 6, 2016, we acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the “CivilSource Note”) payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition. The outstanding balance of the CivilSource Note was $3,500 as of December 30, 2017 and December 31, 2016, respectively.

On November 30, 2016, we acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the “Hanna Note”) payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition. The outstanding balance of the Hanna Note was $2,025 and 2,700 as of December 30, 2017 and December 31, 2016, respectively.

On October 26, 2016, we acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the “JBA Note”) payable in five installments of $1,400, due on the first, second, third, fourth and fifth anniversaries of October 26, 2016, the effective date of the acquisition. The outstanding balance of the JBA Note was $5,600 and $7,000 as of December 30, 2017 and December 31, 2016, respectively.

On September 12, 2016, we acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition. The outstanding balance of the Weir Note was $375 and $500 as of December 30, 2017 and December 31, 2016, respectively.

On May 20, 2016, we acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal payments of $1,500 each due on the first, second, third, and fourth anniversaries of May 20, 2016, the effective date of the acquisition. The outstanding balance of the Dade Moeller Notes was approximately $4,500 and $6,000 as of December 30, 2017 and December 31, 2016, respectively.

On July 1, 2015, we acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $2,000 and $3,000 as of December 30, 2017 and December 31, 2016, respectively.

On June 24, 2015, we acquired certain assets of Allwyn. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $166 and $333 as of December 30, 2017 and December 31, 2016, respectively.

On April 22, 2015, we acquired all of the outstanding equity interests of Mendoza. The purchase price included an uncollateralized $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and an uncollateralized $500 promissory note bearing interest at 3% (the “Mendoza Note”) that is payable in two equal payments of $250 each due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. The outstanding balance of the Mendoza Note was $0 and $250 as of December 30, 2017 and December 31, 2016, respectively.

On January 30, 2015, we acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $625 and $938 of December 30, 2017 and December 31, 2016, respectively.

On November 3, 2014, we acquired certain assets of the Buric Companies. The purchase price included an uncollateralized, 3% interest bearing promissory note in the aggregate principal amount of $300 (the “Buric Note”). The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The carrying value of the Buric Note was $0 and $100 as of December 30, 2017 and December 31, 2016, respectively.

On March 21, 2014, we acquired all of the outstanding equity interests of NV5, LLC. The purchase price included an uncollateralized $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $0 and $1,000 as of December 30, 2017 and December 31, 2016, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 30, 2017 and December 31, 2016.

Effects of Inflation

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 30, 2017 (in thousands):

		Payments due by fiscal period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes Payable and Other Obligations	$68,557	$11,127	$16,720	$40,710	$-
Contingent consideration obligations	1,890	977	650	263	-
Operating lease obligations	34,187	8,495	10,514	6,749	8,429
Total contractual obligations	$104,634	$20,599	$27,884	$47,722	$8,429

Our accrued liabilities in the consolidated balance sheet include unrecognized tax benefits. As of December 30, 2017, we had unrecognized tax benefits of $437. At this time, we are unable to make a reasonably reliable estimate of the timing of settlements in individual years in connection with unrecognized tax benefit; therefore, such amounts are not included in the above table.

Recently Issued Accounting Pronouncements

For information on recently issued accounting pronouncements, see Note 1 of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisition since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of December 30, 2017, the outstanding balance on the Senior Credit Facility was $36,500. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $365 in 2017.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NV5 Global, Inc.

Hollywood, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NV5 Global, Inc. and subsidiaries (the “Company”) as of December 30, 2017 and December 31, 2016, the related consolidated statements of net income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Miami, Florida

March 13, 2018

We have served as the Company's auditor since 2015.

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$18,751	$35,666
Accounts receivable, net of allowance for doubtful accounts of $3,642 and $1,992 as of December 30, 2017 and December 31, 2016, respectively	110,087	75,511
Prepaid expenses and other current assets	2,555	1,874
Total current assets	131,393	113,051
Property and equipment, net	8,731	6,683
Intangible assets, net	65,754	40,861
Goodwill	98,899	59,380
Other assets	1,003	1,511
Total Assets	$305,780	$221,486

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,373	$13,509
Accrued liabilities	18,994	17,316
Income taxes payable	6,102	1,134
Billings in excess of costs and estimated earnings on uncompleted contracts	665	228
Client deposits	197	106
Current portion of contingent consideration	977	564
Current portion of notes payable and other obligations	11,127	10,764
Total current liabilities	56,435	43,621
Contingent consideration, less current portion	913	1,875
Notes payable and other obligations, less current portion	57,430	21,632
Deferred income tax liabilities, net	10,905	6,197
Total liabilities	125,683	73,325

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 45,000,000 shares authorized, 10,834,770 and 10,566,528 shares issued and outstanding as of December 30, 2017 and December 31, 2016, respectively	108	106
Additional paid-in capital	125,954	118,026
Retained earnings	54,035	30,029
Total stockholders’ equity	180,097	148,161
Total liabilities and stockholders’ equity	$305,780	$221,486

See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Years Ended
	December 30,	December 31,	December 31,
	2017	2016	2015

Gross revenues	$333,034	$223,910	$154,655

Direct costs (excluding depreciation and amortization):
Salaries and wages	103,011	73,966	53,687
Sub-consultant services	50,171	31,054	21,394
Other direct costs	14,598	11,310	10,796

Total direct costs	167,780	116,330	85,877

Gross Profit	165,254	107,580	68,778

Operating Expenses:
Salaries and wages, payroll taxes and benefits	86,222	55,586	34,731
General and administrative	26,747	19,351	11,930
Facilities and facilities related	12,589	8,012	4,950
Depreciation and amortization	13,128	6,228	3,468
Total operating expenses	138,686	89,177	55,079

Income from operations	26,568	18,403	13,699

Interest expense	(1,935)	(257)	(212)

Income before income tax expense	24,633	18,146	13,487
Income tax expense	(627)	(6,539)	(4,995)
Net Income and Comprehensive Income	$24,006	$11,607	$8,492

Earnings per share:
Basic	$2.36	$1.27	$1.25
Diluted	$2.23	$1.22	$1.18

Weighted average common shares outstanding:
Basic	10,178,901	9,125,167	6,773,135
Diluted	10,777,806	9,540,051	7,215,898

See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (in thousands, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2015	5,754,959	$58	$25,617	$9,930	$35,605

Stock compensation	-	-	1,696	-	1,696
Restricted stock issuance, net	216,535	2	(2)	-	-
Proceeds from secondary offering, net of costs	1,644,500	16	29,403	-	29,419
Proceeds from exercise of warrants, net of costs	408,412	4	2,965	-	2,969
Stock issuance for acquisitions	91,923	1	945	-	946
Payment of contingent consideration with common stock	8,298	-	100	-	100
Tax benefit from stock based compensation	-	-	1,536	-	1,536
Net income	-	-	-	8,492	8,492
Balance, December 31, 2015	8,124,627	$81	$62,260	$18,422	$80,763

Stock compensation	-	-	2,343	-	2,343
Restricted stock issuance, net	189,295	2	(2)	-	-
Proceeds from secondary offering, net of costs	1,955,000	20	47,126	-	47,146
Proceeds from exercise of unit warrant, net of costs	140,000	1	1,007	-	1,008
Stock issuance for acquisitions	148,651	2	4,238	-	4,240
Tax benefit from stock based compensation	-	-	892	-	892
Payment of contingent consideration with common stock	8,955	-	162	-	162
Net income	-	-	-	11,607	11,607
Balance, December 31, 2016	10,566,528	$106	$118,026	$30,029	$148,161

Stock compensation	-	-	4,011	-	4,011
Restricted stock issuance, net	176,198	2	(2)	-	-
Stock issuance for acquisitions	90,324	-	3,856	-	3,856
Payment of contingent consideration with common stock	1,720	-	63	-	63
Net income	-	-	-	24,006	24,006
Balance, December 30, 2017	10,834,770	$108	$125,954	$54,035	$180,097

See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

		Years Ended
	December 30, 2017	December 31, 2016	December 31, 2015
Cash Flows From Operating Activities:
Net income	$24,006	$11,607	$8,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,128	6,228	3,468
Provision for doubtful accounts	586	138	164
Stock based compensation	4,011	2,343	1,696
Change in fair value of contingent consideration	(832)	201	(335)
Loss on disposal property and equipment	35	14	-
Excess tax benefit from stock based compensation	-	(892)	(1,536)
Deferred income taxes	(11,242)	(1,837)	(666)
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(14,713)	(7,681)	(4,846)
Prepaid expenses and other assets	295	920	601
Accounts payable	(1,495)	3,047	(3,830)
Accrued liabilities	(2,442)	(243)	1,479
Income taxes payable	4,969	1,212	1,243
Billings in excess of costs and estimated earnings on uncompleted contracts	436	(65)	16
Client deposits	883	221	26
Net cash provided by operating activities	17,625	15,213	5,972

Cash Flows From Investing Activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(60,633)	(45,811)	(10,427)
Purchase of property and equipment	(2,239)	(985)	(601)
Net cash used in investing activities	(62,872)	(46,796)	(11,028)

Cash Flows From Financing Activities:
Proceeds from borrowings from Senior Credit Facility	47,000	-	-
Proceeds from secondary offering	-	51,319	32,068
Payments of borrowings from Senior Credit Facility	(10,500)	-	-
Payments of secondary offering costs	-	(4,173)	(2,649)
Exercise of warrants costs	-	-	(216)
Payments on notes payable	(7,605)	(4,594)	(10,797)
Payments of contingent consideration	(563)	(296)	(533)
Excess tax benefit from stock based compensation	-	892	1,536
Payments of debt issuance costs	-	(383)	-
Payments on stock repurchase obligation	-	-	(935)
Proceeds from exercise of unit warrant	-	1,008	3,186
Net cash provided by financing activities	28,332	43,773	21,660

Net (decrease) increase in Cash and Cash Equivalents	(16,915)	12,190	16,604
Cash and cash equivalents – beginning of period	35,666	23,476	6,872
Cash and cash equivalents – end of period	$18,751	$35,666	$23,476

See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 30, 2017	December 31, 2016	December 31, 2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,508	$272	$185
Cash paid for income taxes	$7,607	$7,334	$4,371

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$908	$1,417	$1,307
Notes payable and other obligations issued for acquisitions	$9,371	$25,833	$9,250
Stock issuance for acquisitions	$3,856	$4,239	$946
Payment of contingent consideration and other obligations with common stock	$63	$162	$100

See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Note 1 - Organization and Nature of Business Operations

Business

NV5 Global, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Global”) is a provider of professional and technical engineering and consulting solutions to public and private sector clients in the infrastructure, energy, construction, real estate and environmental markets, operating nationwide and abroad in Macau, Shanghai, Hong Kong, and the UAE. The Company’s clients include the U.S. federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to, planning, design, consulting, permitting, inspection and field supervision, testing inspection and certification, management oversight, forensic engineering, litigation support, condition assessment and compliance certification.

Significant Transactions

Acquisitions

The Company completed a number of acquisitions in 2017, 2016 and 2015. The purpose of these acquisitions was to expand the Company’s infrastructure, environmental and project management services and allow NV5 Global to offer these services on a broader scale within its existing network. In addition, these acquisitions strengthen the Company’s geographic diversification and allow the Company to continue expanding its footprint. The acquisitions referenced above were accounted for as business combinations under the acquisition method of accounting. Under this method, the assets acquired, liabilities assumed and non-controlling interest, if any, were recorded in the Company’s consolidated financial statements at their respective fair values as of the acquisition dates, and the results of these acquisitions are included in the Company’s consolidated results from the respective dates of acquisition (see Note 4).

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

 Fiscal Year

 Effective March 7, 2017, the Audit Committee of our Board of Directors and the Board of Directors approved a change in our fiscal year-end and financial accounting cycle. With effect from January 1, 2017, the Company commenced reporting its financial results on a 52/53 week fiscal year ending on the Saturday closest to December 31st (whether or not in the following calendar year), with interim calendar quarters ending on the Saturday closest to the end of such calendar quarter (whether or not in the following calendar quarter). As such, in calendar year 2017, the first fiscal quarter ended on April 1, 2017, the second fiscal quarter ended on July 1, 2017, the third fiscal quarter ended on September 30, 2017, and fiscal year 2017 ended on December 30, 2017.

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

Concentration of Credit Risk

Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 32%, 34% and 42% of the Company’s gross revenues for fiscal years 2017, 2016 and 2015, respectively, are from California-based projects. The Company did not have any clients representing more than 10% of our gross revenues during 2017, 2016 or 2015. During fiscal years 2017, 2016 and 2015 approximately 68%, 81% and 60%, respectively, of our gross revenues was attributable to the public and quasi-public sector. Furthermore, approximately 73% and 71% of the Company’s accounts receivable as of December 30, 2017 and December 31, 2016 are from public and quasi-public projects. Management continually evaluates the creditworthiness of these and future clients and provides for bad debt reserves as necessary.

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

The Company considers cash and cash equivalents, accounts receivable, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. As of December 30, 2017 and December 31, 2016, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, income taxes payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

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

Property and equipment balances are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized an impairment charge relating to property and equipment during fiscal years 2017, 2016 and 2015.

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

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques, and weights the results accordingly. NV5 Global is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared to the carrying value of its reporting unit goodwill to determine the appropriate impairment charge, if any. The Company has elected to perform its annual goodwill impairment review on August 1 of each year. The Company conducts its annual impairment tests on the goodwill using the quantitative method of evaluating goodwill.

Identifiable intangible assets primarily include customer backlog, customer relationships, trade names and non-compete agreements. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. The Company has not recognized impairment charges relating to goodwill and intangible assets historically and during fiscal years 2017, 2016 and 2015.

See Note 7 for further information on goodwill and identified intangibles.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with the FASB ASC 260, Earnings per Share, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. The weighted average number of shares outstanding in calculating basic earnings per share during fiscal years 2017, 2016 and 2015 exclude 570,171, 489,553 and 413,088 non-vested restricted shares, respectively, issued since 2010. These non-vested restricted shares are not included in basic earnings per share until the vesting requirement is met. The weighted average number of shares outstanding in calculating diluted earnings per share during fiscal years 2017, 2016 and 2015 includes, if outstanding, non-vested restricted shares and units, issuable shares related to acquisitions, and the warrants associated with the Company’s initial public offering. In calculating diluted earnings per share during fiscal years 2017, 2016 and 2015, there were no potentially anti-dilutive securities.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share during fiscal years 2017, 2016 and 2015:

	Years Ended
	December 30	December 31	December 31
	2017	2016	2015
Numerator:
Net income – basic and diluted	$24,006	$11,607	$8,492

Denominator:
Basic weighted average shares outstanding	10,178,901	9,125,167	6,773,135
Effect of dilutive non-vested restricted shares and units	326,319	213,907	332,014
Effect of issuable shares related to acquisitions	157,965	80,779	12,759
Effect of warrants	114,621	120,198	97,990
Diluted weighted average shares outstanding	10,777,806	9,540,051	7,215,898

Revenue Recognition

The Company enters into contracts with its clients that contain two principal types of pricing provisions: cost-reimbursable and fixed-price. The majority of the Company’s contracts are cost-reimbursable contracts that fall under the low-risk subcategory of time and materials contracts.

Cost-reimbursable contracts. Cost-reimbursable contracts consist of the following:

•

Time and materials contracts are common for smaller scale professional and technical consulting and certification services projects. Under these types of contracts, there is no predetermined fee. Instead, the Company negotiates hourly billing rates and charges the clients based upon actual hours expended on a project. In addition, any direct project expenditures are passed through to the client and are typically reimbursed. These contracts may have an initial not-to-exceed or guaranteed maximum price provision.

•

Cost-plus contracts are the predominant contracting method used by U.S. federal, state, and local governments. Under these type contracts, the Company charges clients for its costs, including both direct and indirect costs, plus a negotiated fee. The total estimated cost plus the negotiated fee represents the total contract value.

•

Lump-sum contracts typically require the performance of all of the work under the contract for a specified lump-sum fee, subject to price adjustments if the scope of the project changes or unforeseen conditions arise. Many of the Company’s lump-sum contracts are negotiated and arise in the design of projects with a specified scope and project deliverables. In most cases, we can bill additional fees if the construction schedule is modified and lengthened.

Fixed-price contracts. Fixed-price contracts consist of the following:

•

Fixed-unit price contracts typically require the performance of an estimated number of units of work at an agreed price per unit, with the total payment under the contract determined by the actual number of units performed.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Revenues from engineering services are recognized in accordance with the accrual basis of accounting. Revenues under cost-reimbursable contracts are recognized when services are performed and revenues from fixed-price contracts are recognized on the percentage-of-completion method, generally measured by the direct costs incurred to date as compared to the estimated total direct costs for each contract. The Company includes other direct costs (for example, third party field labor, subcontractors, or the procurement of materials or equipment) in revenues and cost of revenue when the costs of these items are incurred, and the Company is responsible for the ultimate acceptability of such costs. Recognition of revenue under this method is dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

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

Advertising

Advertising costs are charged to expense in the period incurred and amounted to $1,048, $500 and $195 during fiscal years 2017, 2016 and 2015, respectively, which is included in General and Administrative Expenses on the accompanying Consolidated Statements of Net Income and Comprehensive Income.

Allowance for Doubtful Accounts

The Company records billed and unbilled receivables net of an allowance for doubtful accounts. The allowance is estimated based on management’s evaluation of the contracts involved and the financial condition of clients. Factors the Company considers include, but are not limited to: client type (governmental or commercial client), historical performance, historical collection trends and general economic conditions. The allowance is increased by the Company’s provision for doubtful accounts which is charged against income. All recoveries on receivables previously charged off are credited to the accounts receivable recovery account are included in income, while direct charge-offs of receivables are deducted from the allowance.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted ASU 2015-17 as of January 1, 2017 and retrospectively applied ASU 2015-17 to all periods presented. The Company reclassified $2,173 of deferred tax assets from "Current assets" to "Non-current liabilities" on the December 31, 2016 Consolidated Balance Sheet.

Note 3 –Recent Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 of the goodwill impairment test and simplifies how the amount of an impairment loss is determined. The update is effective for public companies in the beginning of fiscal year 2020 and shall be applied on a prospective basis. The Company will adopt this ASU at the beginning of fiscal year 2020. The Company does not expect the impact of this ASU to be material to its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This ASU clarifies guidance for cash flow classification to reduce current and potential future diversity in practice. The update is effective for public companies in the beginning of fiscal 2018. The amendments should be applied using a retrospective transition method to each period presented. For items that are impractical to apply the amendments retrospectively, they shall be applied prospectively as of the earliest date practicable. The Company will adopt this ASU at the beginning of fiscal year 2018. The Company does not expect the impact of this ASU to be material to its consolidated financial statements.

In March 2016, FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted the requirements of ASU 2016-09 on January 1, 2017 on a prospective basis, which resulted in a decrease in income tax expense of approximately $1,016 for the fiscal year 2017. ASU 2016-09 requires excess tax benefits be presented within the statement of cash flows as an operating activity rather than as a financing activity and excess tax benefits to be excluded from the assumed future proceeds in the calculation of diluted shares.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU was originally effective for annual reporting periods beginning after December 15, 2016 and early adoption is permitted as of the original effective date. Companies may use either a full retrospective or a modified retrospective approach to adopt this ASU. In July 2015, FASB voted to approve a one-year deferral of the effective date to December 31, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. As a result, ASU 2014-09 becomes effective for us in the first quarter of our fiscal year 2018. The Company decided to adopt this standard under the modified retrospective approach. The Company identified various revenue types by services, contracts, clients and billings. The Company reviewed its contracts in the various revenue types to isolate those that will be significantly impacted as well as to identify the relevant revenue types for disaggregated disclosure. The Company expects its revenue recognition policies to remain substantially unchanged as a result of adoption ASU No. 2014-09. Adoption of ASU 2014-09 will not have a material impact on the Company’s consolidated net income, financial position, cash flows, disclosures, information technology systems and internal controls.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Note 4 – Business Acquisitions

On December 22, 2017, we acquired certain assets of Skyscene, LLC (“Skyscene”), a California-based a premier aerial survey and mapping company that provides flight services using the latest drone technology. Skyscene operates fixed wing and multirotor UAV’s carrying the most advanced remote sensing equipment. The purchase price of this acquisition was $650 including $250 in cash and $400 in the Company’s common stock (7,434 shares) as of the closing date of the acquisition.

On September 6, 2017, the Company acquired all of the outstanding equity interests in Marron and Associates, Inc. (“Marron”), a leading environmental services firm with offices in Albuquerque and Las Cruces, New Mexico. Marron provides environmental planning, natural and cultural resources, environmental site assessment, and GIS services. Marron primarily serves public and private clients throughout the Southwest, including the New Mexico Department of Transportation, Bureau of Land Management, Bureau of Indian Affairs, Federal Highway Administration, U.S. Department of Agriculture, U.S. Fish and Wildlife Service, and U.S. Forest Service. The purchase price of this acquisition is up to $990 including $400 in cash, $300 in promissory notes (bearing interest at 3.0%), payable in three installments of $100, due on the first, second and third anniversaries of September 6, 2017, the effective date of the acquisition (see Note 9), $67 of the Company’s common stock (1,510 shares) as of the closing date of the acquisition and $133 in stock or a combination of cash and shares of the Company’s stock, at its discretion, payable in two equal installments, due on the first and second anniversaries of September 6, 2017.The purchase price also included an earn-out of $90, subject to the achievement of certain agreed upon metrics for calendar year 2017. The note and the earn-out are due to a related party individual who became an employee of the Company upon the acquisition. The Company internally determined the preliminary fair values of tangible and intangible assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the second quarter of 2018.

On June 6, 2017, the Company acquired all of the outstanding equity interests in Richard D. Kimball Co. ("RDK"), an established leader in the provision of energy efficiency and mechanical, electric and plumbing (MEP) services based in Boston, Massachusetts. In addition to MEP and fire protection services, RDK offers commissioning services, technology design services, and energy and sustainability services, including Whole Building Energy Modeling and ASHRAE Level Energy Audits, Green Building Certification, Energy Code Consulting, Carbon Emissions Management, and Renewable Energy Management. RDK primarily serves commercial, healthcare, science and technology, education, government, and transportation clients. The purchase price of this acquisition is up to $22,500, subject to customary closing working capital adjustments, including $15,000 in cash, $5,500 in promissory notes (bearing interest at 3.0%), payable in four installments of $1,375, due on the first, second, third and fourth anniversaries of June 6, 2017 (see Note 9), $667 of the Company’s common stock (18,072 shares) as of the closing date of the acquisition, and $1,333 in stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of June 6, 2017. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for RDK, we engaged a third-party independent valuation specialist to assist in the determination of fair values.

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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

On May 1, 2017, the Company acquired all of the outstanding equity interests in Lochrane Engineering Incorporated (“Lochrane”), an Orlando, Florida based civil engineering firm, which specializes in the provision of services on major roadway projects, and its major clients include the Florida Department of Transportation and Florida’s Turnpike Enterprise. The purchase price of this acquisition is up to $4,940 including $2,690 in cash, $2,200 in promissory notes (bearing interest at 3.0%), payable in four installments of $550, due on the first, second, third and fourth anniversaries of May 1, 2017, the effective date of the acquisition (see Note 9), $17 of the Company’s common stock (441 shares) as of the closing date of the acquisition, and $33 in stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of May 1, 2017. Included in the $2,200 promissory notes, is an earn-out of $550, subject to the achievement of certain agreed upon metrics for calendar year 2017. The earn-out of $550 is interest bearing and was recorded at its estimated fair value of $413, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. The note and the earn-out are due to a related party individual who became an employee of the Company upon the acquisition. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for Lochrane, we engaged a third-party independent valuation specialist to assist in the determination of fair values.

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

On December 6, 2016, the Company acquired CivilSource, Inc. ("CivilSource"), an infrastructure engineering consulting firm based in Irvine, California. CivilSource's team of professionals specializes in the provision of comprehensive design and program management services on roadway, highway, and streets projects, as well as water and wastewater, flood control, and facilities projects. The purchase price of this acquisition was up to $11,050, including $5,050 in cash; $3,500 in promissory notes (bearing interest at 3%), payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition; and $1,500 of the Company’s common stock (43,139 shares) issued as of the closing date. The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash, subject to the achievement of certain agreed upon financial metrics for the year ended 2017. The earn-out of $1,000 is non-interest bearing and was recorded at its estimated fair value of $705, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. As of December 30, 2017 and December 31, 2016, the fair value of this contingent consideration is approximately $0 and $705, respectively. The note and earn-out are due to a related party individual.

On November 30, 2016, the Company Hanna Engineering, Inc. ("Hanna”), a leading Northern California-based bridge and transportation program management firm. The purchase price of this acquisition was up to $10,000, including $4,500 in cash; 18,197 shares of common stock representing $600; and $2,700 in promissory notes (bearing interest at 3%), payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition. The purchase price also includes $1,800 of the Company’s common stock payable in three installments of $600, due on the first, second and third anniversaries of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash, subject to the achievement of certain agreed upon financial metrics for the year ended 2017. The earn-out of $1,000 is non-interest bearing and was recorded at its estimated fair value of $712, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. As of December 30, 2017 and December 31, 2016, the fair value of this contingent consideration is approximately $0 and $712, respectively. The note payable, stock payable and earn-out are due to a related party individual.

On October 26, 2016, the Company acquired J.B.A. Consulting Engineers, Inc. (“JBA”), a Nevada-based MEP engineering, acoustics, technology, and fire protection consulting firm. The aggregate purchase price for this acquisition was $23,000, including cash in the aggregate amount of $12,000, 44,947 shares of common stock representing $1,400, and promissory notes in the aggregate principal amount of $7,000. The promissory notes are payable in five aggregate annual installments of $1,400 on each of October 26, 2017, 2018, 2019, 2020 and 2021. The promissory notes bear interest at the rate of 3.0% per annum. The purchase price also includes $2,600 of the Company’s common stock payable in two installments of $1,300, due on the first and second anniversaries of the acquisition. During fiscal year 2017, the Company revised its allocation of purchase price for its acquisition and reduced goodwill by $1,139.

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

On January 30, 2015, the Company acquired NV5 Consultants, Inc. (formerly known as Joslin, Lesser & Associates, Inc.) (“JLA”), a program management and owner’s representation consulting firm that primarily services government owned facilities and public K through 12 school districts in the Boston, MA area. The purchase price of up to $5,500 included $2,250 in cash, a $1,250 promissory note (bearing interest at 3.5%), payable in four installments of $313, due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition (see Note 9), and $1,000 of the Company’s common stock (89,968 shares) as of the closing date of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash, notes and the Company’s common stock, subject to the achievement of certain agreed upon metrics for calendar year 2015. The note and the earn-out are due to a related party individual.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition dates for acquisitions closed during 2017 and 2016:

	2017	2016
	Acquisitions	Acquisitions

Cash	$212	$128
Accounts receivable	20,436	20,221
Property and equipment	1,756	4,301
Prepaid expenses	968	1,336
Other assets	337	841
Intangible assets:
Customer relationships	29,889	26,188
Trade name	2,224	1,922
Customer backlog	1,387	3,898
Non-compete	1,703	1,259
Favorable (unfavorable) lease	-	(225)
Total Assets	58,912	59,869
Liabilities	(11,272)	(12,250)
Deferred tax liabilities	(15,951)	(7,892)
Net assets acquired	31,689	39,727

Consideration paid (Cash, Notes and/or stock)	71,439	76,011
Contingent earn-out liability (Cash and stock)	908	1,417
Total Consideration	72,347	77,428
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$40,658	$37,701

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from these acquisitions. See Note 7 for further information on goodwill and identified intangibles.

The consolidated financial statements of the Company for fiscal year 2017 include the results of operations from the businesses acquired during 2017 from their respective dates of acquisition to December 30, 2017. For fiscal year 2017, the results include gross revenues and pre-tax income of approximately $59,048 and $10,755, respectively. The consolidated financial statements of the Company for fiscal year 2016 include the results of operations from the businesses acquired during 2016 from their respective dates of acquisition to December 31, 2016. For fiscal year 2016, the results include gross revenues and income before income taxes of approximately $46,172 and $3,584, respectively. The consolidated financial statements of the Company for fiscal year 2015 include the results of operations from the businesses acquired during 2015 from their respective dates of acquisition to December 31, 2015. For fiscal year 2015, the results include gross revenues and pre-tax income of approximately $36,790 and $4,964, respectively. Included in general and administrative expense for fiscal years 2017, 2016 and 2015 is $1,398, $1,171 and $719, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for fiscal years 2017 and 2016 as if B&C and RDK acquisitions had occurred as of January 1, 2016. Also the following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the fiscal year ended 2016 and 2015 as if the RBA, Sebesta, Dade Moeller and JBA acquisitions had occurred as of January 1, 2015. The pro forma information provided below is compiled from the financial statements of RBA, Sebesta, Dade Moeller, JBA, B&C and RDK, which includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the B&C and RDK operations actually been acquired on January 1, 2016; (ii) the results of operations that would have occurred had RBA, Sebesta, Dade Moeller and JBA operations actually been acquired on January 1, 2015 or (ii) future results of operations:

	Years Ended
	December 30,	December 31,	December 31,
	2017	2016	2015
Gross revenues	$356,472	$332,585	261,316
Net income	$25,046	$16,918	10,197
Basic earnings per share	$2.46	$1.81	$1.51
Diluted earnings per share	$2.32	$1.71	$1.41

The Company has determined the supplemental disclosures pursuant to ASC 805-10-50-2h, for the Hanna, CivilSource, Lochrane, H&K, Marron and Skyscene acquisitions were not material to the Company’s consolidated financial statements both individually and in the aggregate.

Note 5 – Accounts Receivable, net

Accounts receivable, net consists of the following:

	December 30,	December 31,
	2017	2016

Billed	$73,130	$53,756
Unbilled	40,076	23,237
Contract retentions	523	510
	113,729	77,503
Less: allowance for doubtful accounts	(3,642)	(1,992)
Accounts receivable, net	$110,087	$75,511

Billed accounts receivable represent amounts billed to clients that remain uncollected as of the balance sheet date. Unbilled accounts receivable represent recognized revenues pending billing pursuant to contract terms or accounts billed after period end, and are expected to be billed and collected within the next 12 months.

Activity in the allowance for doubtful accounts consisted of the following:

	December 30,	December 31,
	2017	2016

Balance as of the beginning of the year	$1,992	$1,536
Provision for doubtful accounts	586	138
Write-offs of uncollectible accounts	(605)	(60)
Other (1)	1,669	378
Balance as of the end of the year	$3,642	$1,992

(1)	Includes allowances from new business acquisitions.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Note 6 – Property and Equipment, net

Property and equipment, net consists of the following:

	December 30,	December 31,
	2017	2016

Office furniture and equipment	$1,621	$1,329
Computer equipment	8,982	6,808
Survey and field equipment	2,381	1,426
Leasehold improvements	1,874	1,583
	14,858	11,146
Accumulated depreciation	(6,127)	(4,463)
Property and equipment – net	$8,731	$6,683

Depreciation expense for fiscal years 2017, 2016 and 2015 was $2,818, $1,679 and $844, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill

The changes in the carrying value by reportable segment for the fiscal years 2017 and 2016 were as follows:

	Fiscal Year 2017
	December 31, 2016	Acquisitions	Disposed/ Adjustments	December 30, 2017
INF	$25,678	$2,997	$-	$28,675
BTS	33,702	37,661	(1,139)	70,224
Total	$59,380	$40,658	$(1,139)	$98,899

	Fiscal Year 2016
	December 31, 2015	Acquisitions	Disposed/ Adjustments	December 31, 2016
INF	$15,817	$9,861	$-	$25,678
BTS	5,862	27,840	-	33,702
Total	$21,679	$37,701	$-	$59,380

During fiscal year 2017, the Company revised its allocation of purchase price for its JBA acquisition and reduced goodwill by $1,139. Goodwill of approximately $1,456 and $19,653 from acquisitions in 2017 and 2016, is expected to be deductible for income tax purposes.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Intangible assets

Intangible assets, net, at December 30, 2017 and December 31, 2016 consist of the following:

	December 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$68,690	$(11,361)	$57,329	$38,801	$(5,746)	$33,055
Trade name	6,409	(4,911)	1,498	4,185	(2,746)	1,439
Customer backlog	7,995	(3,946)	4,049	6,607	(2,284)	4,323
Favorable lease	553	(147)	406	553	(158)	395
Non-compete	4,249	(1,777)	2,472	2,546	(897)	1,649
Total	$87,896	$(22,142)	$65,754	$52,692	$(11,831)	$40,861

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

The following table summarizes the weighted average useful lives of intangible assets acquired during 2017 and 2016:

	2017	2016
Customer relationships	10.0	10.9
Trade name	1.9	1.3
Customer backlog	1.5	6.4
Favorable leases	NA	5.9
Non-compete	3.3	4.6

Amortization expense for fiscal years 2017, 2016 and 2015 was $10,310, $4,549 and $2,624, respectively.

As of December 30, 2017, the future estimated aggregate amortization related to intangible assets is as follows:

Years Ended

2018	$10,041
2019	8,558
2020	7,272
2021	6,812
2022	6,634
Thereafter	26,437
Total	$65,754

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	December 30,	December 31,
	2017	2016
Deferred rent	$691	$696
Payroll and related taxes	6,088	4,518
Professional liability reserve	316	190
Benefits	2,687	1,673
Accrued vacation	5,879	5,327
Unreognized tax benefits	437	770
Other	2,896	4,142
Total	$18,994	$17,316

Note 9 – Notes Payable and Other Obligations

Notes payable and other obligations consists of the following:

	December 30,	December 31,
	2017	2016

Senior Credit Facility	$36,500	$-
Note Payable	-	278
Other Obligations	4,773	6,047
Uncollateralized promisory notes	27,284	26,071
Total Notes Payable and Other Obligations	68,557	32,396
Current portion of notes payable and other obligations	(11,127)	(10,764)
Notes payable and other obligations, less current portion	$57,430	$21,632

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

The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 3.0:1 and minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of December 30, 2017 and December 31, 2016, the Company is in compliance with these financial and reporting covenants. As of December 30, 2017 and December 31, 2016, the outstanding balance on the Senior Credit Facility was $36,500 and $0, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Note Payable

The note held by the seller of Nolte Associates Inc. (the “Nolte Note”) matured on July 29, 2017. The Nolte Note interest rate was prime rate plus 1%, subject to a maximum rate of 7.0%. As of December 30, 2017 and December 31, 2016, the actual interest rate was 4.25%. Under the terms of the Nolte Note, as amended, the Company paid quarterly principal installments of approximately $100 plus interest. The Nolte Note was unsecured and the Company was permitted to make periodic principal and interest payments. As of December 30, 2017 and December 31, 2016, the outstanding balance on the Nolte Note was $0 and $278, respectively.

Other Obligations

On September 6, 2017, the Company acquired all of the outstanding equity interest in Marron. The purchase price allowed for the payment of $133 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of September 6, 2017. The outstanding balance of this obligation was $133 and $0 as of December 30, 2017 and December 31, 2016, respectively.

On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price allowed for the payment of $1,333 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of June 6, 2017. The outstanding balance of this obligation was $1,333 and $0 as of December 30, 2017 and December 31, 2016, respectively.

On November 30, 2016, the Company acquired all of the outstanding equity interests of Hanna. The purchase price allowed for the payment of $1,200 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two installments of $600, due on the first and second anniversaries of November 30, 2016. The outstanding balance of this obligation was $600 and $1,200 as of December 30, 2017 and December 31, 2016, respectively.

On October 26, 2016, the Company acquired all of the outstanding equity interests of JBA. The purchase price allowed for the payment of $2,600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two installments of $1,300, due on the first and second anniversaries of October 26, 2016. The outstanding balance of this obligation was $1,300 and $2,600 as of December 30, 2017 and December 31, 2016, respectively.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016. The outstanding balance of this obligation was $2,000 and $3,000 as of December 30, 2017 and December 31, 2016, respectively.

Uncollateralized Promissory Notes

On September 6, 2017, the Company acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the “Marron Note”) payable in three installments of $100, due on the first, second and third anniversaries of September 6, 2017. The outstanding balance of the Marron Note was $300 and $0 as of December 30, 2017 and December 31, 2016, respectively.

On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the “RDK Note”) payable in four installments of $1,375, due on the first, second, third and fourth anniversaries of June 6, 2017. The outstanding balance of the RDK Note was $5,500 and $0 as of December 30, 2017 and December 31, 2016, respectively.

On May 4, 2017, the Company acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “H&K Note”) payable in four installments of $150, due on the first, second, third and fourth anniversaries of May 4, 2017, the effective date of the acquisition. The outstanding balance of the H&K Note was $600 and $0 as of December 30, 2017 and December 31, 2016, respectively.

On May 1, 2017, the Company acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the “Lochrane Note”) payable in four installments of $413, due on the first, second, third and fourth anniversaries of May 1, 2017, the effective date of the acquisition. The outstanding balance of the Lochrane Note was $1,650 and $0 as of December 30, 2017 and December 31, 2016, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

On December 6, 2016, the Company acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the “CivilSource Note”) payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition. The outstanding balance of the CivilSource Note was $3,500 as of December 30, 2017 and December 31, 2016, respectively.

On November 30, 2016, the Company acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the “Hanna Note”) payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition. The outstanding balance of the Hanna Note was $2,025 and $2,700 as of December 30, 2017 and December 31, 2016, respectively.

On October 26, 2016, the Company acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the “JBA Note”) payable in five installments of $1,400, due on the first, second, third, fourth and fifth anniversaries of October 26, 2016, the effective date of the acquisition. The outstanding balance of the JBA Note was $5,600 and $7,000 as of December 30, 2017 and December 31, 2016, respectively.

On September 12, 2016, the Company acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition. The outstanding balance of the Weir Note was $375 and $500 as of December 30, 2017 and December 31, 2016, respectively.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal payments of $1,500 each due on the first, second, third, and fourth anniversaries of May 20, 2016, the effective date of the acquisition. The outstanding balance of the Dade Moeller Notes was approximately $4,500 and $6,000 as of December 30, 2017 and December 31, 2016, respectively.

On July 1, 2015, the Company acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $2,000 and $3,000 as of December 30, 2017 and December 31, 2016, respectively.

On June 24, 2015, the Company acquired certain assets of Allwyn. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $166 and $333 as of December 30, 2017 and December 31, 2016, respectively.

On April 22, 2015, the Company acquired all of the outstanding equity interests of Mendoza. The purchase price included an uncollateralized $3,000 short-term promissory note, based on the collection of acquired accounts receivable and work in process, payable within one year, and an uncollateralized $500 promissory note bearing interest at 3% (the “Mendoza Note”) that is payable in two equal payments of $250 each due on the first and second anniversaries of April 22, 2015, the effective date of the acquisition. The outstanding balance of the Mendoza Note was $0 and $250 as of December 30, 2017 and December 31, 2016, respectively.

On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $625 and $938 as of December 30, 2017 and December 31, 2016, respectively.

On November 3, 2014, the Company acquired certain assets of the Buric Companies. The purchase price included an uncollateralized, 3% interest bearing promissory note in the aggregate principal amount of $300 (the “Buric Note”). The note is payable in three equal payments of $100 due on the first, second and third anniversaries of November 3, 2014, the effective date of the acquisition. The carrying value of the Buric Note was approximately $0 and $100 as of December 30, 2017 and December 31, 2016, respectively.

On March 21, 2014, the Company acquired all of the outstanding equity interests of NV5, LLC. The purchase price included an uncollateralized $3,000 promissory note bearing interest at 3.0% (the “AK Note”) that is payable in three equal payments of $1,000 each due on the first, second and third anniversaries of March 21, 2014, the effective date of the acquisition. The outstanding balance of the AK Note was $0 and $1,000 as of December 30, 2017 and December 31, 2016, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Future contractual maturities of long-term debt as of December 30, 2017 are as follows:

Years Ended

2018	$11,127
2019	10,108
2020	6,612
2021	40,710
2022	-
Total	$68,557

As of December 30, 2017 and December 31, 2016, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

Note 10 – Contingent Consideration

The following table summarizes the changes in the carrying value of estimated contingent consideration:

	December 30,	December 31,
	2017	2016

Contingent consideration, beginning of the year	$2,439	$1,279
Additions for acquisitions	908	1,417
Reduction of liability for payments made	(625)	(458)
Increase (decrease) of liability related to re-measurement of fair value	(832)	201
Total contingent consideration, end of the period	1,890	2,439
Current portion of contingent consideration	(977)	(564)
Contingent consideration, less current portion	$913	$1,875

Note 11 – Leases

The Company leases various office facilities from unrelated parties. These leases expire through 2031 and, in certain cases, provide for escalating rental payments and reimbursement for operating costs. During fiscal years 2017, 2016 and 2015, the Company leased office space from former owners of acquisitions which became shareholders of the Company. The Company recognized lease expense of $10,342, $6,751 and $4,049 for fiscal years 2017, 2016 and 2015, respectively, which is included in “Facilities and facilities related” in the Consolidated Statements of Net Income and Comprehensive Income. Included in these amounts are $448, $24 and $58 for fiscal years 2017, 2016 and 2015, respectively, for office leases with stockholders of the Company.

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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Future minimum payments under the non-cancelable operating leases as of December 30, 2017 are as follows:

Years Ended	Amount
2018	$8,495
2019	5,686
2020	4,828
2021	3,910
2022	2,839
Thereafter	8,429
Total minimum lease payments	$34,187

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

Note 13 – Stock-Based Compensation

In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of December 30, 2017, 813,123 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

The following summarizes the activity of restricted stock awards during fiscal years 2017, 2016 and 2015:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value

Unvested shares as of January 1, 2015	622,412	$4.53
Granted	223,578	$17.36
Vested	(406,923)	$2.41
Forfeited	(8,251)	$10.70
Unvested shares as of December 31, 2015	430,816	$13.08

Granted	200,622	$26.31
Vested	(109,503)	$8.12
Forfeited	(19,162)	$15.49
Unvested shares as of December 31, 2016	502,773	$19.35

Granted	199,419	$38.72
Vested	(93,805)	$9.61
Forfeited	(25,336)	$28.79
Unvested shares as of December 30, 2017	583,051	$27.13

Share-based compensation expense relating to restricted stock awards during fiscal years ended 2017, 2016 and 2015 was $4,011, $2,343 and $1,696, respectively. Approximately $9,356 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 2.5 years, is unrecognized at December 30, 2017. The total fair value of restricted shares vested during fiscal years 2017, 2016, and 2015 was $3,626, $3,372, and $7,970, respectively.

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

The Company contributed $1,940, $960 and $420, respectively, to the 401(k) Plan for the fiscal years 2017, 2016 and 2015, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Note 15 – Income Taxes

Income tax expense (benefit) for the fiscal years 2017, 2016 and 2015 consisted of the following:

	Years Ended
	December 30,	December 31,	December 31,
	2017	2016	2015
Current:
Federal	$9,341	$6,646	$4,557
State	2,265	1,730	1,104
Foreign	263	-	-
Total current income tax expense	11,869	8,376	5,661

Deferred:
Federal	(10,439)	(1,452)	(565)
State	(803)	(385)	(101)
Total deferred income tax (benefit)	(11,242)	(1,837)	(666)

Total income tax expense	$627	$6,539	$4,995

Temporary differences comprising the net deferred income tax asset (liability) shown in the Company’s consolidated balance sheets were as follows:

	December 30,	December 31,
	2017	2016
Deferred tax asset:
Allowance for doubtful accounts	$703	$580
Accrued compensation	2,813	2,548
Deferred rent	178	296
State income taxes	-	938
Other	116	138
Total deferred tax asset	3,810	4,500

Deferred tax liability:
Acquired intangibles	$(11,424)	$(7,682)
Cash to accrual adjustment	(2,022)	(2,057)
Depreciation and amortization	(1,059)	(907)
Other	(210)	(51)
Total deferred tax liability	(14,715)	(10,697)
Net deferred tax liability	$(10,905)	$(6,197)

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Total income tax expense (benefit) was different than the amount computed by applying the Federal statutory rate as follows:

	Years Ended
	December 30,	December 31,	December 31,
	2017	2016	2015

Tax at federal statutory rate	$8,622	$6,351	$4,586
State taxes, net of Federal benefit	714	960	742
Federal and state tax credits	(250)	(165)	(200)
Changes in unrecognized tax position	506	50	20
Domestic production activities deduction	(936)	(602)	(312)
Stock based compensation	(1,016)	-	-
Transition tax	357	-	-
Effect of change in income tax rate	(6,249)	-	-
Other	(1,121)	(55)	159
Total income tax expense	$627	$6,539	$4,995

As of December 30, 2017 and December 31, 2016, the Company had net non-current deferred tax liabilities of $10,905 and $6,197, respectively. No valuation allowance against the Company’s deferred income tax assets is needed as of December 30, 2017 and December 31, 2016 as it is more-likely-than-not that the positions will be realized upon settlement. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes. During fiscal year 2017, the Company recorded a deferred tax liability of $15,951 in conjunction with the purchase price allocation of B&C, RDK and H&K as a result of the intangibles acquired in the acquisitions.

The Company’s consolidated effective income tax rate was 2.5%, 36.0% and 37.0% for fiscal years 2017, 2016 and 2015, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate is principally due to the federal domestic production activities deduction, research and development credit, and other permanent items. Furthermore, in fiscal year 2017, the Company recorded a reduction in income tax expense of $1,016 relating to the income tax benefit received in conjunction with the vesting of restricted stock during the period. Also contributing to the decrease in the effective tax rate for fiscal year 2017 is the lower effective tax rate applicable to the Asia operations purchased in the JBA acquisition at the end of 2016 and the re-measurement of the Company’s deferred tax assets and liabilities as a result of the change in the U.S. corporate tax rate discussed in “Impact of 2017 Tax Reform” below. The difference between the effective income tax rate and the combined statutory federal and state income tax rate of approximately 39% for 2016 and 2015 is principally due to the federal domestic production activities deduction and research and development credits.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. The California Franchise Tax Board (“CFTB”) challenged research and development tax credits generated for the years 2005 to 2014. During the fourth quarter of 2017, the Company settled with the CFTB and paid $839 for research and development tax credits for the years 2005 through 2011. Fiscal years 2012 through 2016 are considered open tax years in the State of California and 2014 through 2016 in the U.S. federal jurisdiction and other state jurisdictions. During 2016, the Internal Revenue Service informed the Company of its interest to examine the income tax return for the tax year 2014.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

 At December 30, 2017 and December 31, 2016, the Company had $437 and $770, respectively, of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at December 30, 2017 and December 31, 2016 was $437 and $770, respectively, of tax benefits that, if recognized, would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 30,	December 31,
	2017	2016

Balance, beginning of period	$770	$570
Additions based on tax positions related to the current year	49	16
Additions for tax positions of prior years	525	84
Additions due to acquistions	-	150
Reductions for positions of prior years	(68)	(50)
Settlement	(839)	-
Balance, end of period	$437	$770

Impact of 2017 Tax Reform

On December 22, 2017 the Tax Cuts and Jobs Act (“2017 Tax Reform”) was enacted in the United States. Among its many provisions, the 2017 Tax Reform reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. Additionally, the 2017 Tax Reform requires a one-time transition tax on undistributed foreign earnings.

As of December 30, 2017, the Company had deferred tax assets and liabilities primarily related to amortization, depreciation and adjustments associated with accounting method changes pursuant to Code Sec. 481(a) of the Internal Revenue Code. Prior to the 2017 Tax Reform, the value of this net deferred tax liability was recorded at the previous Federal income tax rate of 35%, which represented the expected future obligation to the Company. As a result of the 2017 Tax Reform, the Company recorded a decrease of $6,249 to its deferred tax assets and liabilities, with a corresponding adjustment to deferred income tax expense for fiscal year 2017. The Company also recorded a provisional liability of $357 with a corresponding adjustment to income tax expense related to the one-time transition tax on undistributed foreign earnings. The provisional adjustment related to the 2017 Tax Reform were determined using reasonable estimates. As the Company analyzes additional information that becomes available and further assesses the impact of the provisions in the 2017 Tax Reform there may be subsequent adjustments which will be recorded in the quarters in which such adjustments are determined. The SEC has issued guidance in Staff Accounting Bulletin No. 118 that allows for a measurement period of up to one year after the enactment date of the 2017 Tax Reform to finalize the recording of the related tax impacts. The Company currently anticipates finalizing and recording any resulting adjustments by the end of fiscal year 2018.

Note 16 – Reportable Segments

The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (“Topic No. 280”). The Company’s Chief Executive Officer is the chief operating decision maker and organized the Company into two operating and reportable segments: Infrastructure (INF), which includes our engineering, civil program management, and construction quality assurance practices; and Building, Technology & Sciences (BTS) (formerly Building, Energy & Sciences (BES)), which includes our energy, environmental practices and buildings program management practices.

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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

The following tables set forth summarized financial information concerning our reportable segments:

	Years Ended
	December 30,	December 31,	December 31,
	2017	2016	2015
Gross revenues
INF	$185,238	$159,514	$133,938
BTS	152,304	69,218	21,979
Elimination of inter-segment revenues	(4,508)	(4,822)	(1,262)
Total gross revenues	$333,034	$223,910	$154,655

Segment income before taxes
INF	$32,245	$27,688	$19,010
BTS	21,018	7,847	6,181
Total Segment income before taxes	53,263	35,535	25,191
Corporate (1)	(28,630)	(17,389)	(11,704)
Total income before taxes	$24,633	$18,146	$13,487

(1)	Includes amortization of intangibles of $10,310, $4,549 and $2,624 for the fiscal years ended 2017, 2016 and 2015, respectively.

	December 30,	December 31,
	2017	2016
Assets
INF	$118,585	$100,481
BTS	165,857	83,328
Corporate (1)	21,338	37,677
Total assets	$305,780	$221,486

(1)	Corporate assets consist of intercomany eliminations and assets not allocated to segments including cash and cash equivalents, propert and equipment and certain other assets.

During fiscal year 2017, the Company derived gross revenues of $10,946 from foreign countries. Such revenues from foreign countries were not significant for fiscal years 2016 and 2015.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Note 17 – Quarterly Financial Information (Unaudited)

Management believes the following unaudited quarterly financial information for fiscal years 2017 and 2016, which is derived from the Company’s unaudited interim financial statements, reflects all adjustments necessary for a fair statement of the results of operations. The fluctuations between periods is a result of acquisitions made during 2017 and 2016 (See Note 4).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 30, 2017

Gross revenues	$64,059	$83,736	$91,263	$93,976

Gross profit	$31,722	$41,360	$46,746	$45,426

Income from operations	$2,521	$6,866	$8,959	$8,222

Income before income tax expense	$2,282	$6,587	$8,435	$7,329

Net income and comprehensive income	$2,270	$4,319	$5,912	$11,505

Basic earnings per share	$0.23	$0.42	$0.58	$1.12

Diluted earnings per share	$0.21	$0.40	$0.55	$1.06

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2016

Gross revenues	$44,905	$55,892	$60,091	$63,022

Gross profit	$22,824	$26,209	$27,656	$30,891

Income from operations	$3,322	$4,589	$5,475	$5,017

Income before income tax expense	$3,253	$4,518	$5,394	$4,981

Net income and comprehensive income	$2,055	$2,859	$3,404	$3,289

Basic earnings per share	$0.27	$0.33	$0.34	$0.33

Diluted earnings per share	$0.25	$0.31	$0.33	$0.31

Note 18 – Subsequent Events

On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko Utility Design, Inc. (“Butsko”). Butsko is leading provider of utility planning and design services serving both public and private sector clients through its offices in Southern California and Washington. The aggregate purchase price paid by the Company is up to $4,250, paid with a combination of cash and stock at closing and future note payments.

On February 2, 2018, the Company acquired CSA (M&E) Ltd. (“CSA”), a leading provider of Mechanical, Electrical, and Plumbing (MEP) engineering and sustainability consulting services. CSA has provides MEP and sustainability services for the retail, education, healthcare, industrial, corporate, hospitality and infrastructure market sectors with offices in Hong Kong, Macau and the UAE. CSA serves private and public sector clients throughout Asia and the Middle East. The aggregate purchase price paid by the Company is up to $4,200, paid with a combination of cash and stock at closing and future note payments.

Under the acquisition method of accounting, the Company will recognize the assets acquired and the liabilities assumed at their fair values and will record an allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company expects goodwill will be recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired, the amount attributable to the reputation of the businesses acquired, the workforce in place and the synergies to be achieved from these acquisitions. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company will engage a third party independent valuation specialist to assist in management’s determination of fair values total of tangible and intangible assets acquired and liabilities of these acquisitions. The initial accounting for these acquisitions is incomplete at this time due to the recent closing of these transactions. The Company expects to establish a preliminary purchase price allocation with respect to these transactions by the end of the first quarter of 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A. CONTROLS AND PROCEDURES

Controls and Procedures

As of December 30, 2017, the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 30, 2017, the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, were effective such that the information relating to the Company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control—Integrated Framework.

As disclosed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Acquisitions, in the fiscal year 2017 we completed the acquisition of the privately-held companies B&C, Lochrane and RDK. These acquired businesses combined constitute 9% of total assets of NV5 Global at December 30, 2017, and 15% of NV5 Global’s gross revenues for the year ended December 30, 2017. As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired companies’ controls by year-end, NV5 Global’s management has excluded B&C, Lochrane and RDK from its evaluation of disclosure and control procedures and management’s report on internal control over financial reporting and changes therein below from the date of such acquisition through December 30, 2017. NV5 Global’s management is in the process of reviewing the operations of B&C, Lochrane and RDK and implementing NV5 Global’s internal control structure over the acquired operations.

Our management has concluded that, as of December 30, 2017, our internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. As noted above, in the fiscal year 2017 we completed the acquisition of B&C, Lochrane and RDK. As part of the ongoing integration of the acquired businesses, we are in the process of incorporating the controls and related procedures of B&C, Lochrane and RDK. Other than incorporating the B&C, Lochrane and RDK controls, and based on such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that there have not been any changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B. OTHER INFORMATION

Effective March 7, 2017, the Audit Committee of our Board of Directors and the Board of Directors approved a change in our fiscal year-end and financial accounting cycle. With effect from January 1, 2017, the Company commenced reporting its financial results on a 52/53 week fiscal year ending on the Saturday closest to December 31st (whether or not in the following calendar year), with interim calendar quarters ending on the Saturday closest to the end of such calendar quarter (whether or not in the following calendar quarter). As such, in calendar year 2017, the first fiscal quarter ended on April 1, 2017, the second fiscal quarter year ended on July 1, 2017, the third fiscal quarter ended on September 30, 2017, and the fiscal year ended on December 30, 2017.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2017 year end.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2017 year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2017 year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2017 year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2017 year end.

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

10.5

Amended and Restated Employment Agreement dated August 29, 2017 by and between the Company and Mr. Dickerson Wright (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2017).

10.6

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

10.15	NV5 Global, Inc. Employee Stock Purchase Plan† (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2016).

Number	Description

10.16

Commitment Letter, effective as of October 14, 2016, by and among Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and the Registrant. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2016).

10.17

Credit Agreement, dated as of December 7, 2016 by and among NV5 Global, Inc., as borrower, the subsidiaries of NV5 Global, Inc. named therein, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2016)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates a management contract or compensatory plan, contract or arrangement.

*	Filed herewith.

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
Date: March 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dickerson Wright	Chairman and Chief Executive Officer	March 13, 2018
Dickerson Wright	(Principal Executive Officer)

/s/ Michael P. Rama	Vice President and Chief Financial Officer	March 13, 2018
Michael P. Rama	(Principal Financial and Accounting Officer)

/s/ Alexander A. Hockman	Chief Operating Officer, President and Director	March 13, 2018
Alexander A. Hockman

/s/ Donald C. Alford	Executive Vice President and Director	March 13, 2018
Donald C. Alford

/s/ Gerald J. Salontai	Director	March 13, 2018
Gerald J Salontai

/s/ Jeffrey A. Liss	Director	March 13, 2018
Jeffrey A. Liss

/s/ William D. Pruitt	Director	March 13, 2018
William D. Pruitt

/s/ Francois Tardan	Director	March 13, 2018
Francois Tardan