Form 10-Q
period 2018-03-31
NV5 Global, Inc.
filed 2018-05-04
CIK 1532961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, there were 10,987,777 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	March 31, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$17,202	$18,751
Billed receivables, net	76,566	70,686
Unbilled receivables, net	37,120	39,401
Prepaid expenses and other current assets	2,808	2,555
Total current assets	133,696	131,393
Property and equipment, net	9,975	8,731
Intangible assets, net	65,415	65,754
Goodwill	102,947	98,899
Other assets	996	1,003
Total Assets	$313,029	$305,780

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,867	$18,373
Accrued liabilities	17,594	18,994
Income taxes payable	4,390	6,102
Billings in excess of costs and estimated earnings on uncompleted contracts	1,005	665
Client deposits	247	197
Current portion of contingent consideration	1,797	977
Current portion of notes payable and other obligations	12,406	11,127
Total current liabilities	54,306	56,435
Contingent consideration, less current portion	1,313	913
Notes payable and other obligations, less current portion	58,967	57,430
Deferred income tax liabilities, net	11,421	10,905
Total liabilities	126,007	125,683

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 45,000,000 shares authorized, 10,991,107 and 10,834,770 shares issued and outstanding as of March 31, 2018 and December 30, 2017, respectively	110	108
Additional paid-in capital	128,585	125,954
Retained earnings	58,327	54,035
Total stockholders’ equity	187,022	180,097
Total liabilities and stockholders’ equity	$313,029	$305,780

 See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended
	March 31,	April 1,
	2018	2017

Gross revenues	$94,534	$64,059

Direct costs (excluding depreciation and amortization):
Salaries and wages	30,521	21,353
Sub-consultant services	13,460	7,950
Other direct costs	3,922	3,034
Total direct costs	47,903	32,337

Gross Profit	46,631	31,722

Operating Expenses:
Salaries and wages, payroll taxes and benefits	25,458	18,647
General and administrative	7,534	5,429
Facilities and facilities related	3,542	2,624
Depreciation and amortization	3,796	2,501
Total operating expenses	40,330	29,201

Income from operations	6,301	2,521

Interest expense	(611)	(239)

Income before income tax expense	5,690	2,282
Income tax expense	(1,398)	(12)
Net Income and Comprehensive Income	$4,292	$2,270

Earnings per share:
Basic	$0.42	$0.23
Diluted	$0.39	$0.21

Weighted average common shares outstanding:
Basic	10,295,274	10,082,759
Diluted	10,913,315	10,719,331

 See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 30, 2017	10,834,770	$108	$125,954	$54,035	$180,097

Stock compensation	-	-	1,136	-	1,136
Restricted stock issuance, net	7,714	1	(1)	-	-
Stock issuance for acquisitions	8,623	-	405	-	405
Proceeds from exercise of warrants, net of costs	140,000	1	1,091	-	1,092
Net income	-	-	-	4,292	4,292
Balance, March 31, 2018	10,991,107	$110	$128,585	$58,327	$187,022

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017
Cash Flows From Operating Activities:
Net income	$4,292	$2,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,796	2,501
Provision for doubtful accounts	324	138
Stock based compensation	1,136	753
Change in fair value of contingent consideration	-	21
Deferred income taxes	20	141
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	(4,354)	6,255
Unbilled receivables	2,409	(4,037)
Prepaid expenses and other assets	(216)	(787)
Accounts payable	(599)	(3,862)
Accrued liabilities	(1,934)	(3,430)
Income taxes payable	(1,712)	(134)
Billings in excess of costs and estimated earnings on uncompleted contracts	341	380
Client deposits	114	-
Net cash provided by operating activities	3,617	209

Cash Flows From Investing Activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(3,297)	-
Purchase of property and equipment	(1,125)	(388)
Net cash used in investing activities	(4,422)	(388)

Cash Flows From Financing Activities:
Payments on notes payable	(1,621)	(1,578)
Payments of contingent consideration	(215)	(62)
Proceeds from exercise of unit warrant	1,092	-
Net cash used in financing activities	(744)	(1,640)

Net decrease in Cash and Cash Equivalents	(1,549)	(1,819)
Cash and cash equivalents – beginning of period	18,751	35,666
Cash and cash equivalents – end of period	$17,202	$33,847

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017
Supplemental disclosures of cash flow information:
Cash paid for interest	$473	$71
Cash paid for income taxes	$3,089	$-

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$1,435	$-
Notes payable and other obligations issued for acquisitions	$1,600	$-
Stock issuance for acquisitions	$405	$-
Payment of contingent consideration and other obligations with common stock	$-	$62

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017. The accompanying consolidated balance sheet as of December 30, 2017 has been derived from those financial statements. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for any future interim period or for the full 2018 fiscal year.

 Fiscal Year

 The Company reports its financial results on a 52/53 week fiscal year ending on the Saturday closest to December 31st (whether or not in the following calendar year), with interim calendar quarters ending on the Saturday closest to the end of such calendar quarter (whether or not in the following calendar quarter).

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

Estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in the consolidated financial statements relate to the fair value estimates used in accounting for business combinations including the valuation of identifiable intangible assets and contingent consideration, fair value estimates in determining the fair value of the Company’s reporting units for goodwill impairment assessment, revenue recognition, allowances for uncollectible accounts and provision for income taxes.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Concentration of Credit Risk

 Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 31% and 34% of the Company’s gross revenues for the three months ended March 31, 2018 and April 1, 2017, respectively, are from California-based projects. The Company does not have any clients individually representing more than 10% of gross revenues during the three months ended March 31, 2018 and April 1, 2017. Furthermore, approximately 72% and 73% of the Company’s accounts receivable as of March 31, 2018 and December 30, 2017, respectively, are for public and quasi-public projects. Management continually evaluates the creditworthiness of these and future clients and provides for bad debt reserves as necessary.

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

The Company considers cash and cash equivalents, billed and unbilled receivables, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. As of March 31, 2018 and December 30, 2017, the carrying amount of cash and cash equivalents, billed and unbilled receivables, accounts payable, income taxes payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

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

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with the FASB ASC 260, Earnings per Share, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. The weighted average number of shares outstanding in calculating basic earnings per share for the three months ended March 31, 2018 and April 1, 2017 exclude 570,677 and 441,237 non-vested restricted shares, respectively, issued since 2010. These non-vested restricted shares are not included in basic earnings per share until the vesting requirement is met. The weighted average number of shares outstanding in calculating diluted earnings per share for the three months ended March 31, 2018 and April 1, 2017 includes, if outstanding, non-vested restricted shares and units, issuable shares related to acquisitions, and the warrants associated with the Company’s initial public offering. In calculating diluted earnings per share for the three months ended March 31, 2018 and April 1, 2017, there were no potentially anti-dilutive securities.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three months ended March 31, 2018 and April 1, 2017:

	Three Months Ended
	March 31,	April 1,
	2018	2017
Numerator:
Net income – basic and diluted	$4,292	$2,270

Denominator:
Basic weighted average shares outstanding	10,295,274	10,082,759
Effect of dilutive non-vested restricted shares and units	389,319	334,562
Effect of issuable shares related to acquisitions	125,111	191,431
Effect of warrants	103,611	110,579
Diluted weighted average shares outstanding	10,913,315	10,719,331

Warrant exercise

In conjunction with the Company’s initial public offering on March 26, 2013, the underwriter received a warrant to acquire up to 140,000 units (“Unit Warrant”).  On March 23, 2016, the underwriter paid $1,008 to the Company to exercise the Unit Warrant.  Each of the units delivered upon exercise consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share (“Warrant”), which warrant expired on March 27, 2018. On March 19, 2018, the underwriter paid $1,092 to the Company to exercise the Warrant. On March 21, 2018, the Company delivered 140,000 shares of common stock to the underwriter.

Revenue Recognition

On the first day of fiscal year 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective approach to all contracts that were not completed as of the beginning of fiscal year 2018. Topic 606 is a comprehensive new revenue recognition model that required a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Topic 606 became effective for the Company in the first quarter of fiscal year 2018. Results for reporting periods beginning after December 30, 2017 are presented under Topic 606, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Adoption of Topic 606 did not have an impact on the Company’s consolidated net income, financial position, and cash flows however it has resulted in expanded disclosures. Revenue from the vast majority of the Company’s contracts will continue to be recognized over time because of the continuous transfer of control to the customer. The impact to revenues for the three months ended March 31, 2018 was immaterial as a result of adopting Topic 606.

To determine the proper revenue recognition method, the Company evaluates whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. The majority of the Company’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contacts and therefore, not distinct. The Company may also promise to provide distinct goods or services within a contract in which case the Company separates the contract into multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contract transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. Typically, the Company sells a customer a specific service, and in these cases the Company uses the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The Company’s performance obligations are satisfied as work progresses or at a point in time. Gross revenues from services transferred to customers over time accounted for 92% of the Company’s revenues for the three months ended March 31, 2018. For the Company’s cost-reimbursable contracts, revenue is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts. Contract costs include labor, subcontractors’ costs and other direct costs. Gross revenue from services transferred to customers at a point in time accounted for 8% of the Company’s revenues for the three months ended March 31, 2018. Revenue from these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed.

As of March 31, 2018, the Company had $407,401 of remaining performance obligations, or backlog, of which $309,300 or 76% is expected to be recognized over the next 12 months and the remaining over the next 24 months. Only the contracts for which funding has been provided and work authorizations have been received are included in backlog. Not included in backlog is work awarded to the Company under master services agreements but not under contract. Project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in backlog. Most of the Company’s government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts, backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in backlog to the extent of the remaining estimated amount. The Company’s backlog for the period beyond 12 months may be subject to variation from year-to-year as existing contracts are completed, delayed, or renewed or new contracts are awarded, delayed, or cancelled. As a result, the Company believes that year-to-year comparisons of the portion of backlog expected to be performed more than one year in the future are difficult to assess and not necessarily indicative of future revenues or profitability.

Contract modifications are common in the performance the Company’s contracts. Contracts modified typically result from changes in scope, specifications, design, performance, sites, or period of completion. In most cases, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.

Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses and others are recorded on the cumulative catch-up basis in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment. During the three months ended March 31, 2018, the cumulative catch-up adjustment for contract modifications was not material.

A significant amount of the Company’s revenues are derived under multi-year contracts. The Company enters into contracts with its clients that contain two principal types of pricing provisions: cost-reimbursable and fixed-unit price. The majority of the Company’s contracts are cost-reimbursable contracts that fall under the low-risk subcategory of time and materials contracts.

Cost-reimbursable contracts. Cost-reimbursable contracts consist of the following:

•

Time and materials (“T&M”) contracts are common for smaller scale professional and technical consulting and certification services projects. Under these types of contracts, there is no predetermined fee. Instead, the Company negotiates hourly billing rates and charges the clients based upon actual hours expended on a project. In addition, any direct project expenditures are passed through to the client and are typically reimbursed. These contracts may have an initial not-to-exceed or guaranteed maximum price provision.

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

•

Lump-sum contracts typically require the performance of all of the work under the contract for a specified lump-sum fee, subject to price adjustments if the scope of the project changes or unforeseen conditions arise. Many of the Company’s lump-sum contracts are negotiated and arise in the design of projects with a specified scope and project deliverables. In most cases, we can bill additional fees if the project schedule is modified and lengthened.

Fixed-unit price contracts. Fixed unit-price contracts consist of the following:

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheet.

Billed receivables, net represents amounts billed to clients that remain uncollected as of the balance sheet date. The amounts are stated at their estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is estimated based on management’s evaluation of the contracts involved and the financial condition of clients. Factors the Company considers include, but are not limited to: client type (governmental or commercial client), historical performance, historical collection trends and general economic conditions. Billed receivables are generally collected within less than 12 months. The allowance is increased by the Company’s provision for doubtful accounts which is charged against income. All recoveries on receivables previously charged off are included in income, while direct charge-offs of receivables are deducted from the allowance.

Unbilled receivables, net represents recognized amounts pending billing pursuant to contract terms or accounts billed after period end, and are expected to be billed and collected within the next 12 months. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Unbilled receivables (contract assets) are generally classified as current. The decrease in unbilled receivables during the three months ended March 31, 2018, is due in part to the timing of billings in both INF and BTS reportable segments as discussed in Note 14.

In certain circumstances, the contract may allow for billing terms that result in the cumulative amounts billed in excess of revenues recognized. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. Revenue recognized for the three months ended March 31, 2018 that was included in the contract liability balance at the beginning of fiscal year 2018 was approximately $200.

Practical Expedients and Exemptions

The Company has utilized the portfolio method practical expedient which allows companies to account for multiple contracts as a portfolio, instead of accounting for them on a contract by contract basis (commonly known as the contract method).

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

For the Company’s T&M contacts, the Company applied the as-invoiced practical expedient, which permits the Company to recognize revenue as we have the right to invoice for services performed.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This ASU clarifies guidance for cash flow classification to reduce current and potential future diversity in practice. The update is effective for public companies in the beginning of fiscal 2018. The amendments should be applied using a retrospective transition method to each period presented. For items that are impractical to apply the amendments retrospectively, they shall be applied prospectively as of the earliest date practicable. The Company adopted this ASU at the beginning of fiscal year 2018. The adoption of this ASU was not material to the Company’s consolidated financial statements.

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

Note 4 – Business Acquisitions

On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko Utility Design, Inc. (“Butsko”). Butsko is leading provider of utility planning and design services serving both public and private sector clients through its offices in Southern California and Washington. The purchase price of this acquisition was up to $4,250, including $1,500 in cash; $1,000 in promissory notes (bearing interest at 3%), payable in four installments of $250, due on the first, second, third and fourth anniversaries of January 12, 2018, the effective date of the acquisition; and $300 of the Company’s common stock (5,630 shares) issued as of the closing date. The purchase price also includes $600 of the Company’s common stock payable in two installments of $300, due on the first and second anniversaries of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $850 payable in cash and stock, subject to the achievement of certain agreed upon financial metrics for fiscal year 2018. The earn-out of $850 is non-interest bearing and was recorded at its estimated fair value of $595, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. The note and the earn-out are due to a related party individual who became an employee of the Company upon the acquisition. The Company internally determined the preliminary fair values of tangible and intangible assets acquired and liabilities assumed. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for Butsko, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the third quarter of 2018.

On February 2, 2018, the Company acquired CSA (M&E) Ltd. (“CSA”), a leading provider of Mechanical, Electrical, and Plumbing (MEP) engineering and sustainability consulting services.  CSA provides MEP and sustainability services for the retail, education, healthcare, industrial, corporate, hospitality and infrastructure market sectors with offices in Hong Kong, Macau and the UAE. CSA serves private and public sector clients throughout Asia and the Middle East. The purchase price of this acquisition was up to $4,200, including $2,000 in cash; $600 in promissory notes (bearing interest at 3%), payable in four installments of $150, due on the first, second, third and fourth anniversaries of February 2, 2018, the effective date of the acquisition; and $150 of the Company’s common stock (2,993 shares) issued as of the closing date. The purchase price also includes $250 of the Company’s common stock payable in two installments of $125, due on the first and second anniversaries of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $1,200 payable in cash and stock, subject to the achievement of certain agreed upon financial metrics for fiscal year 2018. The earn-out of $1,200 is non-interest bearing and was recorded at its estimated fair value of $840, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. The note and the earn-out are due to a related party individual who became an employee of the Company upon the acquisition. The Company internally determined the preliminary fair values of tangible and intangible assets acquired and liabilities assumed. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for CSA, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the third quarter of 2018.

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during 2018 and 2017:

	2018	2017
	Acquisitions	Acquisitions

Cash	$203	$212
Billed and unbilled receivables	1,978	20,436
Property and equipment	83	1,756
Prepaid expenses	33	968
Other assets	62	337
Intangible assets:
Customer relationships	1,875	29,889
Trade name	335	2,224
Customer backlog	228	1,387
Non-compete	-	1,703
Total Assets	4,797	58,912
Liabilities	(559)	(11,272)
Deferred tax liabilities	(496)	(15,951)
Net assets acquired	3,742	31,689

Consideration paid (Cash, Notes and/or stock)	6,355	71,439
Contingent earn-out liability (Cash and stock)	1,435	908
Total Consideration	7,790	72,347
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$4,048	$40,658

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from these acquisitions. See Note 7 for further information on goodwill and identified intangibles.

The consolidated financial statements of the Company for the three months ended March 31, 2018 include the results of operations from any business acquired during 2018 from their respective dates of acquisition to March 31, 2018. For the three months ended March 31, 2018, the results include gross revenues and income before taxes of $1,676 and $155, respectively. Included in general and administrative expense for the three months ended March 31, 2018 and April 1, 2017 is $226 and $138, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three months ended April 1, 2017 as if B&C and RDK acquisitions had occurred as of January 1, 2017. The pro forma information provided below is compiled from the financial statements of B&C and RDK, which includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the B&C and RDK operations actually been acquired on January 1, 2017; or (ii) future results of operations:

Three Months Ended
April 1, 2017
Gross revenues	$79,868
Net income	$2,983
Basic earnings per share	$0.30
Diluted earnings per share	$0.28

The Company has determined the supplemental disclosures pursuant to ASC 805-10-50-2h, for the Butsko and CSA acquisitions were not material to the Company’s consolidated financial statements both individually and in the aggregate.

  Note 5 – Billed and Unbilled Receivables

Billed and Unbilled Receivables consists of the following:

	March 31,	December 30,
	2018	2017

Billed receivables	$79,445	$73,130
Less: allowance for doubtful accounts	(2,879)	(2,444)
Billed receivables, net	$76,566	$70,686

Unbilled receivables	$38,318	$40,599
Less: allowance for doubtful accounts	(1,198)	(1,198)
Unbilled receivables, net	$37,120	$39,401

Note 6 – Property and Equipment, net

Property and equipment, net, consists of the following:

	March 31,	December 30,
	2018	2017

Office furniture and equipment	$1,649	$1,621
Computer equipment	8,956	8,982
Survey and field equipment	4,379	2,381
Leasehold improvements	1,884	1,874
	16,868	14,858
Accumulated depreciation	(6,893)	(6,127)
Property and equipment – net	$9,975	$8,731

Depreciation expense was $1,018 and $570 for the three months ended March 31, 2018 and April 1, 2017, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 7 – Goodwill and Intangible Assets

Goodwill

The changes in the carrying value by reportable segment for the three months ended March 31, 2018 and year ended December 30, 2017:

	Three Months Ended
	December 30, 2017	Acquisitions	Disposed/ Adjustments	March 31, 2018
INF	$28,675	$2,004	$-	$30,679
BTS	70,224	2,044	-	72,268
Total	$98,899	$4,048	$-	$102,947

	Fiscal Year 2017
	December 31, 2016	Acquisitions	Disposed/ Adjustments	December 30, 2017
INF	$25,678	$2,997	$-	$28,675
BTS	33,702	37,661	(1,139)	70,224
Total	$59,380	$40,658	$(1,139)	$98,899

Goodwill of approximately $2,004 and $0 from acquisitions during the three months ended March 31, 2018 and April 1, 2017, respectively, is expected to be deductible for income tax purposes.

Intangible Assets

Intangible assets, net, as of March 31, 2018 and December 30, 2017 consist of the following:

	March 31, 2018			December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$70,566	$(13,027)	$57,539	$68,690	$(11,361)	$57,329
Trade name	6,744	(5,248)	1,496	6,409	(4,911)	1,498
Customer backlog	8,223	(4,462)	3,761	7,995	(3,946)	4,049
Favorable lease	553	(159)	394	553	(147)	406
Non-compete	4,249	(2,024)	2,225	4,249	(1,777)	2,472
Total	$90,335	$(24,920)	$65,415	$87,896	$(22,142)	$65,754

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

Amortization expense was $2,778 and $1,931 for the three months ended March 31, 2018 and April 1, 2017, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

As of March 31, 2018, the future estimated aggregate amortization related to intangible assets is as follows:

First Quarter Ended

2019	$10,537
2020	8,355
2021	7,278
2022	6,895
2023	6,773
Thereafter	25,577
Total	$65,415

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 30,
	2018	2017
Deferred rent	$710	$691
Payroll and related taxes	3,936	6,088
Professional liability reserve	249	316
Benefits	1,930	2,687
Accrued vacation	6,826	5,879
Unreognized tax benefits	437	437
Other	3,506	2,896
Total	$17,594	$18,994

  Note 9 – Notes Payable and Other Obligations

Notes payable and other obligations consists of the following:

	March 31,	December 30,
	2018	2017

Senior Credit Facility	$36,500	$36,500
Other Obligations	5,645	4,773
Uncollateralized promisory notes	29,228	27,284
Total Notes Payable and Other Obligations	71,373	68,557
Current portion of notes payable and other obligations	(12,406)	(11,127)
Notes payable and other obligations, less current portion	$58,967	$57,430

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

The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 3.0:1 and minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of March 31, 2018 and December 30, 2017, the Company is in compliance with these financial and reporting covenants. As of March 31, 2018 and December 30, 2017, the outstanding balance on the Senior Credit Facility was $36,500.

Other Obligations

On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of January 12, 2018. The outstanding balance of this obligation was $600 and $0 as of March 31, 2018 and December 30, 2017, respectively.

On February 2, 2018, the Company acquired CSA. The purchase price allowed for the payment of $250 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of February 2, 2018. The outstanding balance of this obligation was $250 and $0 as of March 31, 2018 and December 30, 2017, respectively.

On September 6, 2017, the Company acquired all of the outstanding equity interest in Marron. The purchase price allowed for the payment of $133 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of September 6, 2017. The outstanding balance of this obligation was $133 as of March 31, 2018 and December 30, 2017.

On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price allowed for the payment of $1,333 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of June 6, 2017. The outstanding balance of this obligation was $1,333 as of March 31, 2018 and December 30, 2017.

On November 30, 2016, the Company acquired all of the outstanding equity interests of Hanna. The purchase price allowed for the payment of $1,200 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two installments of $600, due on the first and second anniversaries of November 30, 2016. The outstanding balance of this obligation was $600 as of March 31, 2018 and December 30, 2017.

On October 26, 2016, the Company acquired all of the outstanding equity interests of JBA. The purchase price allowed for the payment of $2,600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two installments of $1,300, due on the first and second anniversaries of October 26, 2016. The outstanding balance of this obligation was $1,300 as of March 31, 2018 and December 30, 2017.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016. The outstanding balance of this obligation was $2,000 as of March 31, 2018 and December 30, 2017.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Uncollateralized Promissory Notes

On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the “Butsko Note”) payable in four installments of $250, due on the first, second, third and fourth anniversaries of January 12, 2018. The outstanding balance of the Butsko Note was $1,000 and $0 as of March 31, 2018 and December 30, 2017, respectively.

On February 2, 2018, the Company acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “CSA Note”) payable in four installments of $150, due on the first, second, third and fourth anniversaries of February 2, 2018. The outstanding balance of the CSA Note was $600 and $0 as of March 31, 2018 and December 30, 2017, respectively.

On September 6, 2017, the Company acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the “Marron Note”) payable in three installments of $100, due on the first, second and third anniversaries of September 6, 2017. The outstanding balance of the Marron Note was $300 as of March 31, 2018 and December 30, 2017.

On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the “RDK Note”) payable in four installments of $1,375, due on the first, second, third and fourth anniversaries of June 6, 2017. The outstanding balance of the RDK Note was $5,500 as of March 31, 2018 and December 30, 2017.

On May 4, 2017, the Company acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “H&K Note”) payable in four installments of $150, due on the first, second, third and fourth anniversaries of May 4, 2017, the effective date of the acquisition. The outstanding balance of the H&K Note was $600 as of March 31, 2018 and December 30, 2017.

On May 1, 2017, the Company acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the “Lochrane Note”) payable in four installments of $413, due on the first, second, third and fourth anniversaries of May 1, 2017, the effective date of the acquisition. The outstanding balance of the Lochrane Note was $1,650 as of March 31, 2018 and December 30, 2017.

On December 6, 2016, the Company acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the “CivilSource Note”) payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition. The outstanding balance of the CivilSource Note was $2,625 and $3,500 as of March 31, 2018 and December 30, 2017, respectively.

On November 30, 2016, the Company acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the “Hanna Note”) payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition. The outstanding balance of the Hanna Note was $2,025 as of March 31, 2018 and December 30, 2017.

On October 26, 2016, the Company acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the “JBA Note”) payable in five installments of $1,400, due on the first, second, third, fourth and fifth anniversaries of October 26, 2016, the effective date of the acquisition. The outstanding balance of the JBA Note was $5,600 as of March 31, 2018 and December 30, 2017.

On September 12, 2016, the Company acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition. The outstanding balance of the Weir Note was $375 as of March 31, 2018 and December 30, 2017.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal payments of $1,500 each due on the first, second, third, and fourth anniversaries of May 20, 2016, the effective date of the acquisition. The outstanding balance of the Dade Moeller Notes was approximately $4,500 as of March 31, 2018 and December 30, 2017.

On July 1, 2015, the Company acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $2,000 as of March 31, 2018 and December 30, 2017.

On June 24, 2015, the Company acquired certain assets of Allwyn. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $166 as of March 31, 2018 and December 30, 2017.

On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $312 and $625 as of March 31, 2018 and December 30, 2017, respectively.

 Future contractual maturities of long-term debt as of March 31, 2018 are as follows:

First Quarter Ended

2019	$12,406
2020	11,066
2021	7,432
2022	40,469
2023	-
Total	$71,373

As of March 31, 2018 and December 30, 2017, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 10 – Contingent Consideration

The following table summarizes the changes in the carrying value of estimated contingent consideration:

	March 31,	December 30,
	2018	2017

Contingent consideration, beginning of the year	$1,890	$2,439
Additions for acquisitions	1,435	908
Reduction of liability for payments made	(215)	(625)
Increase (decrease) of liability related to re-measurement of fair value	-	(832)
Total contingent consideration, end of the period	3,110	1,890
Current portion of contingent consideration	(1,797)	(977)
Contingent consideration, less current portion	$1,313	$913

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

Note 12 – Stock-Based Compensation

In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of March 31, 2018, 807,069 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following summarizes the activity of restricted stock awards during the three months ended March 31, 2018:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value

Unvested shares as of December 30, 2017	583,051	$27.13
Granted	13,556	$49.36
Vested	(6,998)	$14.15
Forfeited	(7,712)	$34.29
Unvested shares as of March 31, 2018	581,897	$27.71

Share-based compensation expense relating to restricted stock awards during the three months ended March 31, 2018 and April 1, 2017 was $1,136 and $753, respectively. Approximately $8,629 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 2.4 years, is unrecognized at March 31, 2018. The total fair value of restricted shares vested during the three months ended March 31, 2018 and April 1, 2017 was $278 and $2,452, respectively.

Note 13 – Income Taxes

On December 22, 2017 the Tax Cuts and Jobs Act (“2017 Tax Reform”) was enacted in the United States. Among its many provisions, the 2017 Tax Reform reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. The 2017 Tax Reform requires a one-time transition tax on undistributed foreign earnings and creates a new provision designed to tax global intangible low-taxed income (“GILTI”). Also, the SEC issued guidance in Staff Accounting Bulletin No. 118 which provides for a measurement period of up to one year after the enactment for companies to complete their accounting for the 2017 Tax Reform.

As a result of the 2017 Tax Reform, during the fourth quarter of 2017, the Company recorded a provisional liability of $357 with a corresponding adjustment to income tax expense related to the one-time transition tax on undistributed foreign earnings. The provisional adjustment related to the 2017 Tax Reform was determined using reasonable estimates. During the three months ended March 31, 2018, the Company did not recognize adjustments to the provisional amount recorded at December 30, 2017. The Company has not yet collected and analyzed all necessary tax and earnings data of its foreign operations and therefore, the Company has not yet completed its accounting for the income tax effects of the transition tax. The Company will continue to make and refine its calculations as additional analysis is complete. The Company currently anticipates finalizing and recording any resulting adjustments by the end of fiscal year 2018.

The 2017 Tax Reform subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. At March 31, 2018, because the Company is still evaluating the GILTI provisions, the Company has included tax expense related to GILTI for the current year in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.

As of March 31, 2018 and December 30, 2017, the Company had net deferred tax liabilities of $11,421 and $10,905, respectively. No valuation allowance against the Company’s deferred income tax assets is needed as of March 31, 2018 and December 30, 2017 as it is more-likely-than-not that the positions will be realized upon settlement. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes. During the three months ended March 31, 2018, the Company recorded a deferred tax liability of $496 in conjunction with the purchase price allocation of CSA as a result of the intangibles acquired in the acquisition.

The Company’s consolidated effective income tax rate was 24.6% and 32.2% for the three months ended March 31, 2018 and April 1, 2017, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate is principally due to research and development credits. Furthermore, during the three months ended March 31, 2018 and April 1, 2017, the Company recorded a reduction in income tax expense of $50 and $722, respectively, relating to the income tax benefit received in conjunction with the vesting of restricted stock during the period.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. The California Franchise Tax Board (“CFTB”) challenged research and development tax credits generated for the years 2012 to 2014. Fiscal years 2012 through 2016 are considered open tax years in the State of California and 2014 through 2016 in the U.S. federal jurisdiction and other state jurisdictions. The Company’s 2014 income tax return is being reviewed by the Internal Revenue Service.

 At March 31, 2018 and December 30, 2017, the Company had $437 of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at March 31, 2018 and December 30, 2017 were $437 of tax benefits that, if recognized, would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months.

Note 14 – Reportable Segments

The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (“Topic No. 280”). The Company’s Chief Executive Officer is the chief operating decision maker and organized the Company into two operating and reportable segments: Infrastructure (INF), which includes our engineering, civil program management, and construction quality assurance practices; and Building, Technology & Sciences (BTS), which includes our energy, environmental practices and buildings program management practices.

The Company evaluates the performance of these reportable segments based on their respective operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. The Company accounts for inter-segment revenues and transfers as if the sales and transfers were to third parties. All intercompany balances and transactions are eliminated in consolidation.

The following tables set forth summarized financial information concerning our reportable segments:

	Three Months Ended
	March 31,	April 1,
	2018	2017
Gross revenues
INF	$54,806	$39,126
BTS	40,650	25,967
Elimination of inter-segment revenues	(922)	(1,034)
Total gross revenues	$94,534	$64,059

Segment income before taxes
INF	$7,624	$5,757
BTS	6,381	2,484
Total Segment income before taxes	14,005	8,241
Corporate (1)	(8,315)	(5,959)
Total income before taxes	$5,690	$2,282

(1)	Includes amortization of intangibles of $2,778 and $1,931 for the three months ended March 31, 2018 and April 1, 2017, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Upon adoption of Topic 606, the Company disaggregates its gross revenues from contracts with customers by geographic location, customer-type and contract-type for each of its reportable segments. Disaggregated revenues include the elimination of inter-segment revenues which has been allocated to each segment. The Company believes this best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors.

Revenue by geographic location was as follows:

	Three Months Ended March 31, 2018
	INF	BTS	Total
Gross revenues by Geographic Location
United States	$53,930	$37,566	$91,496
Foreign	-	3,038	3,038
Total gross revenues	$53,930	$40,604	$94,534

Revenue by customer type was as follows:

	Three Months Ended March 31, 2018
	INF	BTS	Total
Gross revenues by Customer
Public and quasi-public sector	$48,792	$17,076	$65,868
Private sector	5,138	23,528	28,666
Total gross revenues	$53,930	$40,604	$94,534

Revenue by contract type was as follows:

	Three Months Ended March 31, 2018
	INF	BTS	Total
Gross revenues by Contract Type
Cost-reimbursable contracts	$53,794	$33,156	$86,950
Fixed-unit price contracts	136	7,448	7,584
Total gross revenues	$53,930	$40,604	$94,534

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of NV5 Global, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our” or “NV5 Global”) should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 30, 2017, included in our Annual Report on Form 10-K (File No. 001-35849). This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from the results those anticipated in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2017 and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Amounts presented are in thousands, except per share data.

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

Recent Acquisition, Developments and Challenges

 Recent Acquisitions.

On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko Utility Design, Inc. (“Butsko”). Butsko is leading provider of utility planning and design services serving both public and private sector clients through its offices in Southern California and Washington. The purchase price of this acquisition was up to $4,250, paid with a combination of cash at closing, stock and future note payments.

On February 2, 2018, the Company acquired CSA (M&E) Ltd. (“CSA”), a leading provider of Mechanical, Electrical, and Plumbing (MEP) engineering and sustainability consulting services. CSA provides MEP and sustainability services for the retail, education, healthcare, industrial, corporate, hospitality and infrastructure market sectors with offices in Hong Kong, Macau and the UAE. CSA serves private and public sector clients throughout Asia and the Middle East. The purchase price of this acquisition was up to $4,200, paid with a combination of cash at closing, stock and future note payments.

U.S. Tax Reform

On December 22, 2017 the Tax Cuts and Jobs Act (“2017 Tax Reform”) was enacted in the United States. Among its many provisions, the 2017 Tax Reform reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. The 2017 Tax Reform requires a one-time transition tax on undistributed foreign earnings and creates a new provision designed to tax global intangible low-taxed income (“GILTI”). Also, the SEC issued guidance in Staff Accounting Bulletin No. 118 which provides for a measurement period of up to one year after the enactment for companies to complete their accounting for the 2017 Tax Reform.

As a result of the 2017 Tax Reform, during the fourth quarter of 2017, we recorded a provisional liability of $357 with a corresponding adjustment to income tax expense related to the one-time transition tax on undistributed foreign earnings. The provisional adjustment related to the 2017 Tax Reform was determined using reasonable estimates. During the three months ended March 31, 2018, we did not recognize adjustments to the provisional amount recorded at December 30, 2017. We have not yet collected and analyzed all necessary tax and earnings data of its foreign operations and therefore, we have not yet completed its accounting for the income tax effects of the transition tax. We will continue to make and refine its calculations as additional analysis is complete. We currently anticipate finalizing and recording any resulting adjustments by the end of fiscal year 2018.

The 2017 Tax Reform subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. At March 31, 2018, because we are is still evaluating the GILTI provisions, we have included tax expense related to GILTI for the current year in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.

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

Tax credit.

We are currently under examination by the CFTB about certain research and development tax credits generated for the years 2012 to 2014. Fiscal years 2012 through 2016 are considered open tax years in the State of California and 2013 through 2016 in the U.S. federal jurisdiction and other state jurisdictions. At March 31, 2018 and December 30, 2017, we had $437 of unrecognized tax benefits.

Backlog.

As of March 31, 2018, we had $407,401 of remaining performance obligations, or backlog, of which $309,300 or 76% is expected to be recognized over the next 12 months and the remaining over the next 24 months. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. Not included in backlog is work awarded to us under master services agreements but not under contract. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

 Segments.

The Company operations are organized into two reportable segments: (i) Infrastructure (INF), which includes our engineering, civil program management, and construction quality assurance practices; and (ii) Building, Technology & Sciences (BTS), which includes our energy, environmental practices and buildings program management practices.

For additional information regarding our reportable segments, see "Reportable Segments" of the "Notes to Consolidated Financial Statements" included elsewhere herein.

Jumpstart Our Business Startups Act of 2012

We are an emerging growth company within the meaning of the rules under the Securities Act, and we utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, we did not have to provide an auditor’s attestation report on our internal controls in the Annual Report on Form 10-K for the year ended December 30, 2017 as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. As December 29, 2018 represents the last day of the fifth fiscal year following our IPO, we will therefore no longer qualify for such status commencing December 29, 2018. As an accelerated filer not entitled to emerging growth company status, we will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company, including the provision of an auditor’s attestation report on our internal controls, beginning with our Annual Report on Form 10-K filed for the fiscal year ending December 29, 2018. The JOBS Act also permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by issuers. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our financial statements. The more significant estimates affecting amounts reported in the consolidated financial statements relate to the fair value estimates used in accounting for business combinations (including the valuation of identifiable intangible assets) and contingent consideration, fair value estimates in determining the fair value of the Company’s reporting units for goodwill impairment assessment, revenue recognition over time, allowances for uncollectible accounts and provision for income taxes.

During the three months ended March 31, 2018, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements other than adoption of Topic 606 as discussed below. A summary of our significant accounting policies is contained in Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 30, 2017.

On the first day of fiscal year 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective approach to all contracts that were not completed as of the beginning of fiscal year 2018. Topic 606 is a comprehensive new revenue recognition model that required a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Topic 606 became effective for us in the first quarter of fiscal year 2018. Results for reporting periods beginning after December 30, 2017 are presented under Topic 606, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Adoption of Topic 606 did not have an impact on our consolidated net income, financial position, and cash flows, however it has resulted in expanded disclosures. Revenue from the vast majority of our contracts will continue to be recognized over time because of the continuous transfer of control to the customer. The impact to revenues for the three months ended March 31, 2018 was immaterial as a result of adopting Topic 606.

To determine the proper revenue recognition method, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contacts and therefore, not distinct. We may also promise to provide distinct goods or services within a contract in which case we separate the contract into multiple performance obligations. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. Typically, we sell a customer a specific service, and in these cases we use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

Our performance obligations are satisfied as work progresses or at a point in time. Gross revenues from services transferred to customers over time accounted for 92% of our revenues for the three months ended March 31, 2018. For most of our contracts, revenue is recognized over time using direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it best depicts the transfer of control to the customer which occurs as we incur costs on its contracts. Contract costs include labor, subcontractors’ costs and other direct costs. Gross revenue from services transferred to customers at a point in time accounted for 8% of our revenues for the three months ended March 31, 2018. Revenue from these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed.

Contract modifications are common in the performance of our contracts. Contracts modified typically result from changes in scope, specifications, design, performance, sites, or period of completion. In most cases, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.

Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses and others are recorded on the cumulative catch-up basis in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment. During the three months ended March 31, 2018, the cumulative catch-up adjustment for contract modifications was not material.

A significant amount of our revenues are derived under multi-year contracts. We enter into contracts with its clients that contain two principal types of pricing provisions: cost-reimbursable and fixed-unit price. The majority of our contracts are cost-reimbursable contracts that fall under the low-risk subcategory of time and materials contracts.

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

•

Lump-sum contracts typically require the performance of all of the work under the contract for a specified lump-sum fee, subject to price adjustments if the scope of the project changes or unforeseen conditions arise. Many of the Company’s lump-sum contracts are negotiated and arise in the design of projects with a specified scope and project deliverables. In most cases, we can bill additional fees if the project schedule is modified and lengthened.

Fixed-unit price contracts. Fixed unit-price contracts consist of the following:

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

Results of Operations

Consolidated Results of Operations

The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,	April 1,
	2018	2017

Gross revenues	$94,534	$64,059
Less sub-consultant services and other direct costs	(17,382)	(10,984)

Net revenues (1)	77,152	53,075
Direct salary and wages costs	(30,521)	(21,353)

Gross profit	46,631	31,722

Operating expenses	40,330	29,201

Income from operations	6,301	2,521

Interest expense	(611)	(239)

Income tax expense	(1,398)	(12)

Net income	$4,292	$2,270

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

Three Months Ended March 31, 2018 compared to the Three Months Ended April 1, 2017

Gross and Net Revenues.

Our consolidated gross revenues increased approximately $30,475 or approximately 47.8%, for the three months ended March 31, 2018 compared to the three months ended April 1, 2017. Our consolidated net revenues increased approximately $24,077 or approximately 45.4% for the three months ended March 31, 2018 compared to the three months ended April 1, 2017. The increases in gross and net revenues are due primarily to the contribution from various acquisitions completed subsequent to the first quarter of 2017 as well as organic growth from our existing platform. The increases in gross revenues for the three months ended March 31, 2018, includes gross revenues of $1,676 related to acquisitions closed during the first quarter of 2018. Also contributing to the increase in net revenues for the three months ended March 31, 2018 is an increased utilization of our billable employees. The growth in revenues was primarily attributable to increases in energy distribution services; construction materials testing; infrastructure engineering services; energy and environmental services. We are currently unaware of any long-term delays in current projects and therefore are not anticipating such to influence future revenues. Such revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Gross Profit.

As a percentage of gross revenues, our gross profit margin was 49.3% and 49.5%, for the three months ended March 31, 2018 and April 1, 2017, respectively. Gross profit includes direct costs of contracts such as direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both gross revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

Operating expenses.

Our operating expenses increased approximately $11,129, or 38.1% for the three months ended March 31, 2018 compared to the three months ended April 1, 2017. The increase in operating expenses was due primarily to integration costs and operating expenses of $759 and operating expenses associated with acquisitions completed subsequent to the first quarter of 2017. During the three months ended March 31, 2018, acquisition related expenses were approximately $226 compared to approximately $138 during the three months ended April 1, 2017. Also contributing to the increase in operating costs is the increased amortization of intangible assets. During the three months ended March 31, 2018, amortization of intangible assets was approximately $2,778, compared to $1,931 during the three months ended April 1, 2017. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs.

Interest expense.

Our interest expense increased $372 during the three months ended March 31, 2018 compared the three months ended April 1, 2017. The increase in interest expense is due primarily to the increase in outstanding borrowings during these periods.

Income taxes.

Our consolidated effective income tax rate was 24.6% and 32.2% for the three months ended March 31, 2018 and April 1, 2017, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate is principally due to research and development credits. Furthermore, during the three months ended March 31, 2018 and April 1, 2017, the Company recorded a reduction in income tax expense of $50 and $722, respectively, relating to the income tax benefit received in conjunction with the vesting of restricted stock during the period.

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

Segment Results of Operations

The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended
	March 31,	April 1,
	2018	2017
Gross revenues
INF	$54,806	$39,126
BTS	$40,650	$25,967

Segment income before taxes
INF	$7,624	$5,757
BTS	$6,381	$2,484

For additional information regarding our reportable segments, see Note 14 - "Reportable Segments" of the "Notes to Consolidated Financial Statements”.

Three Months Ended March 31, 2018 compared to the Three Months Ended April 1, 2017

Our gross revenues from INF reportable segment increased approximately $15,680, or 40.1%, during the three months ended March 31, 2018 compared to the three months ended April 1, 2017. The increase in gross revenues is due primarily to the contribution from various acquisitions completed subsequent to the first quarter of 2017 as well as organic growth from our existing platform. The increase during the first quarter of 2018 includes approximately $839 related to acquisitions closed during the first quarter of 2018. The increase in revenues the quarter ended March 31, 2018 reflects increases in energy distribution services; construction materials testing; infrastructure engineering services; and energy services.

Segment Income before Taxes from INF increased $1,867, or 32.4%, during the three months ended March 31, 2018 compared the three months ended April 1, 2017. The increase was primarily due to increased revenues from organic growth and contributions from acquisitions completed subsequent to the first quarter of 2017.

Our gross revenues from BTS reportable segment increased approximately $14,683, or 56.5%, during the three months ended March 31, 2018 compared to the three months ended April 1, 2017. The increase in gross revenues is due primarily to the contribution from various acquisitions completed subsequent to the first quarter of 2017 as well as organic growth from our existing platform. The increase during the first quarter of 2018 includes approximately $836 related to acquisitions closed during the first quarter of 2018. The growth in revenues from BTS was primarily attributable to increases in facilities program management and environmental services.

Segment Income before Taxes from BTS increased $3,897, or 156.9%, during the three months ended March 31, 2018 compared to April 1, 2017. The increase was primarily from contributions from acquisitions completed subsequent to the first quarter of 2017.

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

Cash Flows

As of March 31, 2018, our cash and cash equivalents totaled $17,202 and billed receivables, net of allowance for doubtful accounts, totaled $78,984, compared to $18,751 and $70,686, respectively, on December 30, 2017. As of March 31, 2018, our accounts payable and accrued liabilities were $16,867 and $17,594, respectively, compared to $18,373 and $18,994, respectively, on December 30, 2017. In addition, as of March 31, 2018, we had notes payable and other obligations and contingent consideration of $71,373 and $3,110, respectively, compared to $68,557 and $1,890, respectively, on December 30, 2017.

Operating activities

For the three months ended March 31, 2018, net cash provided by operating activities amounted to $3,617, primarily attributable to net income of $4,292, which included non-cash charges of $4,932 from stock based compensation and depreciation and amortization, and decreases of $2,533 in accounts payable and accrued liabilities and an increase of $1,945 in billed and unbilled receivables. During 2018, we made income tax payments of approximately $3,089.

For the three months ended April 1, 2017, net cash provided by operating activities amounted to $209, primarily attributable to net income of $2,270, which included non-cash charges of $3,254 from stock based compensation and depreciation and amortization, and decreases of $7,292 in accounts payable and accrued liabilities partially offset by a decrease of $2,218 in billed and unbilled receivables. During 2017, we made income tax payments of approximately $0.

Investing activities

For the three months ended March 31, 2018, net cash used in investing activities amounted to $4,422, primarily resulting from cash used for our acquisitions during 2018 of $3,297 and the purchase of property and equipment of $1,125 for our ongoing operations.

For the three months ended April 1, 2017, net cash used in investing activities amounted to $388, primarily for the purchase of property and equipment for our ongoing operations.

Financing activities

For the three months ended March 31, 2018, net cash used in financing activities amounted to $744, primarily due to the net proceeds from the Warrant exercise of $1,092 offset by principal repayments of $1,621 towards long-term debt and $215 towards contingent consideration.

For the three months ended April 1, 2017, net cash used in financing activities amounted to $1,640, primarily due to principal repayments of $1,577 towards long-term debt and $62 towards contingent consideration.

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

The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 3.0:1 and minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of March 31, 2018 and December 30, 2017, we were in compliance with these financial and reporting covenants. As of March 31, 2018 and December 30, 2017, the outstanding balance on the Senior Credit Facility was $36,500.

Other Obligations

On January 12, 2018, we acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of January 12, 2018. The outstanding balance of this obligation was $600 and $0 as of March 31, 2018 and December 30, 2017, respectively.

On February 2, 2018, we acquired CSA. The purchase price allowed for the payment of $250 in shares of the our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of February 2, 2018. The outstanding balance of this obligation was $250 and $0 as of March 31, 2018 and December 30, 2017, respectively.

On September 6, 2017, we acquired all of the outstanding equity interest in Marron. The purchase price allowed for the payment of $133 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of September 6, 2017. The outstanding balance of this obligation was $133 as of March 31, 2018 and December 30, 2017.

On June 6, 2017, we acquired all of the outstanding equity interest in RDK. The purchase price allowed for the payment of $1,333 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of June 6, 2017. The outstanding balance of this obligation was $1,333 as of March 31, 2018 and December 30, 2017.

On November 30, 2016, we acquired all of the outstanding equity interests of Hanna. The purchase price allowed for the payment of $1,200 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two installments of $600, due on the first and second anniversaries of November 30, 2016. The outstanding balance of this obligation was $600 as of March 31, 2018 and December 30, 2017.

On October 26, 2016, we acquired all of the outstanding equity interests of JBA. The purchase price allowed for the payment of $2,600 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two installments of $1,300, due on the first and second anniversaries of October 26, 2016. The outstanding balance of this obligation was $1,300 as of March 31, 2018 and December 30, 2017.

On May 20, 2016, we acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016. The outstanding balance of this obligation was $2,000 as of March 31, 2018 and December 30, 2017.

Uncollateralized Promissory Notes

On January 12, 2018, we acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the “Butsko Note”) payable in four installments of $250, due on the first, second, third and fourth anniversaries of January 12, 2018. The outstanding balance of the Butsko Note was $1,000 and $0 as of March 31, 2018 and December 30, 2017, respectively.

On February 2, 2018, we acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “CSA Note”) payable in four installments of $150, due on the first, second, third and fourth anniversaries of February 2, 2018. The outstanding balance of the CSA Note was $600 and $0 as of March 31, 2018 and December 30, 2017, respectively.

On September 6, 2017, we acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the “Marron Note”) payable in three installments of $100, due on the first, second and third anniversaries of September 6, 2017. The outstanding balance of the Marron Note was $300 as of March 31, 2018 and December 30, 2017.

On June 6, 2017, we acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the “RDK Note”) payable in four installments of $1,375, due on the first, second, third and fourth anniversaries of June 6, 2017. The outstanding balance of the RDK Note was $5,500 as of March 31, 2018 and December 30, 2017.

On May 4, 2017, we acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “H&K Note”) payable in four installments of $150, due on the first, second, third and fourth anniversaries of May 4, 2017, the effective date of the acquisition. The outstanding balance of the H&K Note was $600 as of March 31, 2018 and December 30, 2017.

On May 1, 2017, we acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the “Lochrane Note”) payable in four installments of $413, due on the first, second, third and fourth anniversaries of May 1, 2017, the effective date of the acquisition. The outstanding balance of the Lochrane Note was $1,650 as of March 31, 2018 and December 30, 2017.

On December 6, 2016, we acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the “CivilSource Note”) payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition. The outstanding balance of the CivilSource Note was $2,625 and $3,500 as of March 31, 2018 and December 30, 2017, respectively.

On November 30, 2016, we acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the “Hanna Note”) payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition. The outstanding balance of the Hanna Note was $2,025 as of March 31, 2018 and December 30, 2017.

On October 26, 2016, we acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the “JBA Note”) payable in five installments of $1,400, due on the first, second, third, fourth and fifth anniversaries of October 26, 2016, the effective date of the acquisition. The outstanding balance of the JBA Note was $5,600 as of March 31, 2018 and December 30, 2017.

On September 12, 2016, we acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition. The outstanding balance of the Weir Note was $375 as of March 31, 2018 and December 30, 2017.

On May 20, 2016, we acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal payments of $1,500 each due on the first, second, third, and fourth anniversaries of May 20, 2016, the effective date of the acquisition. The outstanding balance of the Dade Moeller Notes was approximately $4,500 as of March 31, 2018 and December 30, 2017.

On July 1, 2015, we acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $2,000 as of March 31, 2018 and December 30, 2017.

On June 24, 2015, we acquired certain assets of Allwyn. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $166 as of March 31, 2018 and December 30, 2017.

On January 30, 2015, we acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $312 and $625 as of March 31, 2018 and December 30, 2017, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018.

 Effects of Inflation

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

 Recently Issued Accounting Pronouncements

For information on recently issued accounting pronouncements, see Note 2 of the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, those factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2017. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our Annual Report on Form 10-K filing for the fiscal year ended December 30, 2017 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995, as amended. Readers can find them in “Item 1A. Risk Factors” of that filing and under the same heading of this filing. You may obtain a copy of our Annual Report on Form 10-K through our website, www.nv5.com. Information contained on our website is not incorporated into this report. In addition to visiting our website, you may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549 or at www.sec.gov. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisition since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of March 31, 2018, the outstanding balance on the Senior Credit Facility was $36,500. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $365 in 2018.

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

ITEM 1A.     RISK FACTORS.

During the three months ended March 31, 2018, there have been no material changes to any of the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the three months ended March 31, 2018, we issued the following securities that were not registered under the Securities Act:

In January and February 2018, we issued 5,630 and 2,993 shares of our common stock as partial consideration for our acquisitions of Butsko and CSA, respectively. These shares were issued in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. For a description of these acquisitions, see Note 4, Business Acquisitions, to the consolidated interim financial statements appearing under Part I of this Quarterly Report on Form 10-Q.

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

NV5 GLOBAL, INC.

By: /s/ Michael P. Rama
Date: May 4, 2018	Michael P. Rama Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)