Form 10-Q
period 2018-06-30
NV5 Global, Inc.
filed 2018-08-02
CIK 1532961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, there were 11,129,082 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	June 30, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$16,035	$18,751
Billed receivables, net	79,510	70,686
Unbilled receivables, net	41,326	39,401
Prepaid expenses and other current assets	3,716	2,555
Total current assets	140,587	131,393
Property and equipment, net	9,954	8,731
Intangible assets, net	63,721	65,754
Goodwill	102,229	98,899
Other assets	1,449	1,003
Total Assets	$317,940	$305,780

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,624	$18,373
Accrued liabilities	22,349	18,994
Income taxes payable	-	6,102
Billings in excess of costs and estimated earnings on uncompleted contracts	1,266	665
Client deposits	208	197
Current portion of contingent consideration	1,666	977
Current portion of notes payable and other obligations	12,673	11,127
Total current liabilities	56,786	56,435
Contingent consideration, less current portion	1,168	913
Notes payable and other obligations, less current portion	50,259	57,430
Deferred income tax liabilities, net	11,923	10,905
Total liabilities	120,136	125,683

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 45,000,000 shares authorized, 11,129,082 and 10,834,770 shares issued and outstanding as of June 30, 2018 and December 30, 2017, respectively	111	108
Additional paid-in capital	131,746	125,954
Retained earnings	65,947	54,035
Total stockholders’ equity	197,804	180,097
Total liabilities and stockholders’ equity	$317,940	$305,780

 See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017

Gross revenues	$104,018	$83,736	$198,552	$147,795

Direct costs (excluding depreciation and amortization):
Salaries and wages	33,546	25,663	64,067	47,016
Sub-consultant services	14,900	13,106	28,360	21,056
Other direct costs	4,870	3,607	8,792	6,641
Total direct costs	53,316	42,376	101,219	74,713

Gross Profit	50,702	41,360	97,333	73,082

Operating Expenses:
Salaries and wages, payroll taxes and benefits	25,767	21,110	51,225	39,757
General and administrative	8,258	7,140	15,792	12,569
Facilities and facilities related	3,520	2,991	7,062	5,615
Depreciation and amortization	3,807	3,253	7,603	5,754
Total operating expenses	41,352	34,494	81,682	63,695

Income from operations	9,350	6,866	15,651	9,387

Interest expense	(650)	(279)	(1,261)	(518)

Income before income tax expense	8,700	6,587	14,390	8,869
Income tax expense	(1,080)	(2,268)	(2,478)	(2,280)
Net Income and Comprehensive Income	$7,620	$4,319	$11,912	$6,589

Earnings per share:
Basic	$0.73	$0.42	$1.15	$0.65
Diluted	$0.69	$0.40	$1.09	$0.61

Weighted average common shares outstanding:
Basic	10,496,524	10,171,969	10,395,874	10,127,610
Diluted	11,004,212	10,723,804	10,953,259	10,721,744

 See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 30, 2017	10,834,770	$108	$125,954	$54,035	$180,097

Stock based compensation	-	-	2,639	-	2,639
Restricted stock issuance, net	118,446	1	(1)	-	-
Stock issuance for acquisitions	35,866	1	2,063	-	2,064
Proceeds from exercise of warrants, net of costs	140,000	1	1,091	-	1,092
Net income	-	-	-	11,912	11,912
Balance, June 30, 2018	11,129,082	$111	$131,746	$65,947	$197,804

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30, 2018	July 1, 2017
Cash Flows From Operating Activities:
Net income	$11,912	$6,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,603	5,754
Provision for doubtful accounts	831	189
Stock based compensation	2,639	1,582
Change in fair value of contingent consideration	107	42
Deferred income taxes	521	286
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	(7,834)	(1,522)
Unbilled receivables	(1,796)	(6,963)
Prepaid expenses and other assets	253	(355)
Accounts payable	1,157	(5)
Accrued liabilities	2,700	(2,106)
Income taxes payable	(7,869)	(353)
Billings in excess of costs and estimated earnings on uncompleted contracts	602	1,392
Client deposits	11	(44)
Net cash provided by operating activities	10,837	4,486

Cash Flows From Investing Activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(3,473)	(61,037)
Purchase of property and equipment	(1,462)	(991)
Net cash used in investing activities	(4,935)	(62,028)

Cash Flows From Financing Activities:
Proceeds from borrowings from Senior Credit Facility	-	47,000
Payments of borrowings from Senior Credit Facility	(2,500)	-
Payments on notes payable	(6,482)	(5,070)
Payments of contingent consideration	(728)	(562)
Proceeds from exercise of unit warrant	1,092	-
Net cash (used in) provided by financing activities	(8,618)	41,368

Net decrease in Cash and Cash Equivalents	(2,716)	(16,174)
Cash and cash equivalents – beginning of period	18,751	35,666
Cash and cash equivalents – end of period	$16,035	$19,492

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30, 2018	July 1, 2017
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,331	$486
Cash paid for income taxes	$9,740	$2,349

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$1,565	$818
Notes payable and other obligations issued for acquisitions	$2,356	$8,950
Stock issuance for acquisitions	$2,064	$1,674
Payment of contingent consideration and other obligations with common stock	$-	$62

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 1 - Organization and Nature of Business Operations

Business

NV5 Global, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Global”) is a provider of professional and technical engineering and consulting solutions to public and private sector clients in the infrastructure, energy, construction, real estate and environmental markets, operating nationwide and abroad in Macau, Hong Kong and the UAE. The Company’s clients include the U.S. federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to, planning, design, consulting, permitting, inspection and field supervision, testing inspection and certification, management oversight, forensic engineering, litigation support, condition assessment and compliance certification.

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

Concentration of Credit Risk

Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 32% of the Company’s gross revenues for the six months ended June 30, 2018 and July 1, 2017 is from California-based projects. The Company does not have any clients individually representing more than 10% of gross revenues during the six months ended June 30, 2018 and July 1, 2017. Furthermore, approximately 70% and 73% of the Company’s accounts receivable as of June 30, 2018 and December 30, 2017, respectively, are for public and quasi-public projects. Management continually evaluates the creditworthiness of these and future clients and provides for bad debt reserves as necessary.

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

The Company considers cash and cash equivalents, billed and unbilled receivables, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. As of June 30, 2018 and December 30, 2017, the carrying amount of cash and cash equivalents, billed and unbilled receivables, accounts payable, income taxes payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

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

The Company reviews and re-assess the estimated fair value of contingent consideration liabilities on a quarterly basis, and the updated fair value could differ materially from the initial estimates. The Company measures contingent consideration recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3, as defined in the accounting guidance. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration liabilities on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are projections over the earn-out period, and the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent consideration liabilities. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and amount paid will be recorded in earnings (see Note 10).

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

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with the FASB ASC 260, Earnings per Share, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. The weighted average number of shares outstanding in calculating basic earnings per share for the six months ended June 30, 2018 and July 1, 2017 exclude 573,378 and 536,489 non-vested restricted shares, respectively, issued since 2010. These non-vested restricted shares are not included in basic earnings per share until the vesting requirements are met. The weighted average number of shares outstanding in calculating diluted earnings per share for the three and six months ended June 30, 2018 and July 1, 2017 includes, if outstanding, non-vested restricted shares and units, issuable shares related to acquisitions, and the warrants associated with the Company’s initial public offering. In calculating diluted earnings per share for the three and six months ended June 30, 2018 and July 1, 2017, there were no potentially anti-dilutive securities.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and July 1, 2017:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Numerator:
Net income – basic and diluted	$7,620	$4,319	$11,912	$6,589

Denominator:
Basic weighted average shares outstanding	10,496,524	10,171,969	10,395,874	10,127,610
Effect of dilutive non-vested restricted shares and units	421,760	266,242	404,240	300,339
Effect of issuable shares related to acquisitions	85,928	173,929	101,340	182,673
Effect of warrants	-	111,664	51,805	111,122
Diluted weighted average shares outstanding	11,004,212	10,723,804	10,953,259	10,721,744

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

Revenue Recognition

On the first day of fiscal year 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective approach to all contracts that were not completed as of the beginning of fiscal year 2018. Topic 606 is a comprehensive new revenue recognition model that required a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Topic 606 became effective for the Company in the first quarter of fiscal year 2018. Results for reporting periods beginning after December 30, 2017 are presented under Topic 606, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Adoption of Topic 606 did not have an impact on the Company’s consolidated net income, financial position, and cash flows however it has resulted in expanded disclosures. Revenue from the vast majority of the Company’s contracts will continue to be recognized over time because of the continuous transfer of control to the customer. The impact to revenues from adopting Topic 606 for the three and six months ended June 30, 2018 was immaterial.

To determine the proper revenue recognition method, the Company evaluates whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. The majority of the Company’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and therefore, not distinct. The Company may also promise to provide distinct goods or services within a contract in which case the Company separates the contract into multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contract transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. Typically, the Company sells a customer a specific service, and in these cases the Company uses the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

The Company’s performance obligations are satisfied as work progresses or at a point in time. Gross revenues from services transferred to customers over time accounted for 91% of the Company’s revenues for the three and six months ended June 30, 2018. For the Company’s cost-reimbursable contracts, revenue is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts. Contract costs include labor, subcontractors’ costs and other direct costs. Gross revenue from services transferred to customers at a point in time accounted for 9% of the Company’s revenues for the three and six months ended June 30, 2018. Revenue from these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

As of June 30, 2018, the Company had $430,322 of remaining performance obligations, or backlog, of which $314,636 or 73% is expected to be recognized over the next 12 months and the remaining over the next 24 months. Only the contracts for which funding has been provided and work authorizations have been received are included in backlog. Not included in backlog is work awarded to the Company under master services agreements but not under contract. Project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in backlog. Most of the Company’s government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts, backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in backlog to the extent of the remaining estimated amount. The Company’s backlog for the period beyond 12 months may be subject to variation from year-to-year as existing contracts are completed, delayed, or renewed or new contracts are awarded, delayed, or cancelled. As a result, the Company believes that year-to-year comparisons of the portion of backlog expected to be performed more than one year in the future are difficult to assess and not necessarily indicative of future revenues or profitability.

Contract modifications are common in the performance the Company’s contracts. Contracts modified typically result from changes in scope, specifications, design, performance, sites, or period of completion. In most cases, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.

Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses and others are recorded on the cumulative catch-up basis in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment. During the three and six months ended June 30, 2018, the cumulative catch-up adjustment for contract modifications was not material.

A significant amount of the Company’s revenues are derived under multi-year contracts. The Company enters into contracts with its clients that contain two principal types of pricing provisions: cost-reimbursable and fixed-unit price. The majority of the Company’s contracts are cost-reimbursable contracts that fall under the category of time and materials contracts.

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

Unbilled receivables, net represents recognized amounts pending billing pursuant to contract terms or accounts billed after period end, and are expected to be billed and collected within the next 12 months. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Unbilled receivables (contract assets) are generally classified as current. The increase in unbilled receivables during the six months ended June 30, 2018, is primarily due to the timing of billings in both INF and BTS reportable segments as discussed in Note 14.

In certain circumstances, the contract may allow for billing terms that result in the cumulative amounts billed in excess of revenues recognized. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. Revenue recognized for the three and six months ended June 30, 2018 that was included in the contract liability balance at the beginning of fiscal year 2018 was approximately $19 and $212, respectively.

Practical Expedients and Exemptions

The Company utilizes the portfolio method practical expedient which allows companies to account for multiple contracts as a portfolio, instead of accounting for them on a contract by contract basis (commonly known as the contract method).

For the Company’s T&M contracts, the Company applies the as-invoiced practical expedient, which permits the Company to recognize revenue as the right to invoice for services performed.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. This ASU clarifies guidance for cash flow classification to reduce current and potential future diversity in practice. The update is effective for public companies in the beginning of fiscal 2018. The amendments should be applied using a retrospective transition method to each period presented. For items that are impractical to apply the amendments retrospectively, they shall be applied prospectively as of the earliest date practicable. The Company adopted this ASU at the beginning of fiscal year 2018 and the impact did not have a material effect on the Company’s consolidated financial statements.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize, in the balance sheet, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset over the lease term. The amendments in this accounting standard update are to be applied using a modified retrospective approach and are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact the adoption of ASU 2016-02 on its consolidated financial statements and related disclosures. The impact of the new standard will be an increase to right of use assets and lease liabilities to the Company’s consolidated balance sheet, primarily as a result of operating leases currently not recognized on the balance sheet.

Note 4 – Business Acquisitions

On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko Utility Design, Inc. (“Butsko”). Butsko is leading provider of utility planning and design services serving both public and private sector clients through its offices in Southern California and Washington. The purchase price of this acquisition was up to $4,250, including $1,500 in cash; $1,000 in promissory notes (bearing interest at 3%), payable in four installments of $250, due on the first, second, third and fourth anniversaries of January 12, 2018, the effective date of the acquisition; and $300 of the Company’s common stock (5,630 shares) issued as of the closing date. The purchase price also includes $600 of the Company’s common stock payable in two installments of $300, due on the first and second anniversaries of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $850 payable in cash and stock, subject to the achievement of certain agreed upon financial metrics for fiscal year 2018. The earn-out of $850 is non-interest bearing and was recorded at its estimated fair value of $666, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. The note and the earn-out are due to a related party individual who became an employee of the Company upon the acquisition. The Company internally determined the preliminary fair values of tangible and intangible assets acquired and liabilities assumed. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for Butsko, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter of 2018.

On February 2, 2018, the Company acquired CSA (M&E) Ltd. (“CSA”), a leading provider of Mechanical, Electrical, and Plumbing (MEP) engineering and sustainability consulting services. CSA provides MEP and sustainability services for the retail, education, healthcare, industrial, corporate, hospitality and infrastructure market sectors with offices in Hong Kong, Macau and the UAE. CSA serves private and public sector clients throughout Asia and the Middle East. The purchase price of this acquisition was up to $4,200, including $2,000 in cash; $600 in promissory notes (bearing interest at 3%), payable in four installments of $150, due on the first, second, third and fourth anniversaries of February 2, 2018, the effective date of the acquisition; and $150 of the Company’s common stock (2,993 shares) issued as of the closing date. The purchase price also includes $250 of the Company’s common stock payable in two installments of $125, due on the first and second anniversaries of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $1,200 payable in cash and stock, subject to the achievement of certain agreed upon financial metrics for fiscal year 2018. The earn-out of $1,200 is non-interest bearing and was recorded at its estimated fair value of $899, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. The note and the earn-out are due to a related party individual who became an employee of the Company upon the acquisition. The Company internally determined the preliminary fair values of tangible and intangible assets acquired and liabilities assumed. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for CSA, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter of 2018.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during 2018 and 2017:

	2018	2017
	Acquisitions	Acquisitions

Cash	$26	$212
Billed and unbilled receivables	1,950	20,436
Property and equipment	83	1,756
Prepaid expenses	33	968
Other assets	62	337
Intangible assets:
Customer relationships	2,124	29,889
Trade name	233	2,224
Customer backlog	375	1,387
Non-compete	803	1,703
Total Assets	5,689	58,912
Liabilities	(683)	(11,272)
Deferred tax liabilities	(496)	(15,951)
Net assets acquired	4,510	31,689

Consideration paid (Cash, Notes and/or stock)	6,275	71,439
Contingent earn-out liability (Cash and stock)	1,565	908
Total Consideration	7,840	72,347
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$3,330	$40,658

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from these acquisitions. See Note 7 for further information on goodwill and identified intangibles.

The consolidated financial statements of the Company for the three and six months ended June 30, 2018 include the results of operations from any business acquired during 2018 from their respective dates of acquisition to June 30, 2018. For the three and six months ended June 30, 2018, the results include gross revenues of $2,841 and $4,517, respectively, and income before taxes of $497 and $652, respectively. For the three and six months ended July 1, 2017, the results include gross revenues of $14,208 and income before taxes of $2,941. Included in general and administrative expense for the three and six months ended June 30, 2018 is $143 and $369, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities and $439 and $577 during the three and six months ended July 1, 2017, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and six months ended July 1, 2017 as if B&C and RDK acquisitions had occurred as of January 1, 2016. The pro forma information provided below is compiled from the financial statements of B&C and RDK, which includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the B&C and RDK operations actually been acquired on January 1, 2016; or (ii) future results of operations:

	Three Months Ended	Six Months Ended
	July 1, 2017	July 1, 2017
Gross revenues	$91,365	$171,233
Net income	$4,646	$7,629
Basic earnings per share	$0.45	$0.75
Diluted earnings per share	$0.43	$0.71

The Company has determined the supplemental disclosures pursuant to ASC 805-10-50-2h, for the Butsko, CSA, Lochrane and H&K acquisitions were not material to the Company’s consolidated financial statements both individually and in the aggregate.

  Note 5 – Billed and Unbilled Receivables

Billed and Unbilled Receivables consists of the following:

	June 30,	December 30,
	2018	2017

Billed receivables	$82,774	$73,130
Less: allowance for doubtful accounts	(3,264)	(2,444)
Billed receivables, net	79,510	70,686

Unbilled receivables	$42,524	$40,599
Less: allowance for doubtful accounts	(1,198)	(1,198)
Unbilled receivables, net	$41,326	$39,401

 Note 6 – Property and Equipment, net

Property and equipment, net, consists of the following:

	June 30,	December 30,
	2018	2017

Office furniture and equipment	$1,758	$1,621
Computer equipment	8,784	8,982
Survey and field equipment	5,200	2,381
Leasehold improvements	1,988	1,874
	17,730	14,858
Accumulated depreciation	(7,776)	(6,127)
Property and equipment – net	$9,954	$8,731

Depreciation expense was $1,016 and $2,034 for the three and six months ended June 30, 2018, respectively, and $683 and $1,254 for the three and six months ended July 1, 2017, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 7 – Goodwill and Intangible Assets

Goodwill

The changes in the carrying value by reportable segment for the six months ended June 30, 2018 and year ended December 30, 2017:

	Six Months Ended
	December 30, 2017	Acquisitions	Disposed/ Adjustments	June 30, 2018
INF	$28,675	$1,832	$-	$30,507
BTS	70,224	1,498	-	71,722
Total	$98,899	$3,330	$-	$102,229

	Fiscal Year 2017
	December 31, 2016	Acquisitions	Disposed/ Adjustments	December 30, 2017
INF	$25,678	$2,997	$-	$28,675
BTS	33,702	37,661	(1,139)	70,224
Total	$59,380	$40,658	$(1,139)	$98,899

Goodwill of approximately $1,723 and $1,338 from acquisitions during the six months ended June 30, 2018 and July 1, 2017, respectively, is expected to be deductible for income tax purposes.

Intangible Assets

Intangible assets, net, as of June 30, 2018 and December 30, 2017 consist of the following:

	June 30, 2018			December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$70,815	$(14,710)	$56,105	$68,690	$(11,361)	$57,329
Trade name	6,642	(5,553)	1,089	6,409	(4,911)	1,498
Customer backlog	8,370	(4,951)	3,419	7,995	(3,946)	4,049
Favorable lease	553	(171)	382	553	(147)	406
Non-compete	5,051	(2,325)	2,726	4,249	(1,777)	2,472
Total	$91,431	$(27,710)	$63,721	$87,896	$(22,142)	$65,754

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

Amortization expense was $2,791 and $5,569 for the three and six months ended June 30, 2018, respectively, and $2,569 and $4,500 for the three and six months ended July 1, 2017, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

As of June 30, 2018, the future estimated aggregate amortization related to intangible assets is as follows:

Second Quarter Ended

2019	$10,440
2020	8,029
2021	7,349
2022	7,028
2023	6,802
Thereafter	24,073
Total	$63,721

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 30,
	2018	2017
Deferred rent	$760	$691
Payroll and related taxes	7,607	6,088
Professional liability reserve	298	316
Benefits	2,225	2,687
Accrued vacation	7,478	5,879
Unreognized tax benefits	437	437
Other	3,544	2,896
Total	$22,349	$18,994

  Note 9 – Notes Payable and Other Obligations

Notes payable and other obligations consists of the following:

	June 30,	December 30,
	2018	2017

Senior Credit Facility	$34,000	$36,500
Other Obligations	3,907	4,773
Uncollateralized promisory notes	25,025	27,284
Total Notes Payable and Other Obligations	62,932	68,557
Current portion of notes payable and other obligations	(12,673)	(11,127)
Notes payable and other obligations, less current portion	$50,259	$57,430

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

The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 3.0:1 and minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of June 30, 2018 and December 30, 2017, the Company is in compliance with these financial and reporting covenants. As of June 30, 2018 and December 30, 2017, the outstanding balance on the Senior Credit Facility was $34,000 and $36,500, respectively.

Other Obligations

On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of January 12, 2018. The outstanding balance of this obligation was $600 and $0 as of June 30, 2018 and December 30, 2017, respectively.

On February 2, 2018, the Company acquired CSA. The purchase price allowed for the payment of $250 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of February 2, 2018. The outstanding balance of this obligation was $250 and $0 as of June 30, 2018 and December 30, 2017, respectively.

On September 6, 2017, the Company acquired all of the outstanding equity interest in Marron. The purchase price allowed for the payment of $133 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of September 6, 2017. The outstanding balance of this obligation was $133 as of June 30, 2018 and December 30, 2017.

On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price allowed for the payment of $1,333 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of June 6, 2017. The outstanding balance of this obligation was $667 and $1,333 as of June 30, 2018 and December 30, 2017, respectively

On November 30, 2016, the Company acquired all of the outstanding equity interests of Hanna. The purchase price allowed for the payment of $1,200 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two installments of $600, due on the first and second anniversaries of November 30, 2016. The outstanding balance of this obligation was $600 as of June 30, 2018 and December 30, 2017.

On October 26, 2016, the Company acquired all of the outstanding equity interests of JBA. The purchase price allowed for the payment of $2,600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two installments of $1,300, due on the first and second anniversaries of October 26, 2016. The outstanding balance of this obligation was $1,300 as of June 30, 2018 and December 30, 2017.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016. The outstanding balance of this obligation was $1,000 and $2,000 as of June 30, 2018 and December 30, 2017, respectively

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Uncollateralized Promissory Notes

On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the “Butsko Note”) payable in four installments of $250, due on the first, second, third and fourth anniversaries of January 12, 2018. The outstanding balance of the Butsko Note was $1,000 and $0 as of June 30, 2018 and December 30, 2017, respectively.

On February 2, 2018, the Company acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “CSA Note”) payable in four installments of $150, due on the first, second, third and fourth anniversaries of February 2, 2018. The outstanding balance of the CSA Note was $600 and $0 as of June 30, 2018 and December 30, 2017, respectively.

On September 6, 2017, the Company acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the “Marron Note”) payable in three installments of $100, due on the first, second and third anniversaries of September 6, 2017. The outstanding balance of the Marron Note was $300 as of June 30, 2018 and December 30, 2017.

On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the “RDK Note”) payable in four installments of $1,375, due on the first, second, third and fourth anniversaries of June 6, 2017. The outstanding balance of the RDK Note was $4,125 and $5,500 as of June 30, 2018 and December 30, 2017, respectively.

On May 4, 2017, the Company acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “H&K Note”) payable in four installments of $150, due on the first, second, third and fourth anniversaries of May 4, 2017, the effective date of the acquisition. The outstanding balance of the H&K Note was $450 and $600 as of June 30, 2018 and December 30, 2017, respectively.

On May 1, 2017, the Company acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the “Lochrane Note”) payable in four installments of $413, due on the first, second, third and fourth anniversaries of May 1, 2017, the effective date of the acquisition. The outstanding balance of the Lochrane Note was $1,238 and $1,650 as of June 30, 2018 and December 30, 2017, respectively.

On December 6, 2016, the Company acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the “CivilSource Note”) payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition. The outstanding balance of the CivilSource Note was $2,625 and $3,500 as of June 30, 2018 and December 30, 2017, respectively.

On November 30, 2016, the Company acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the “Hanna Note”) payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition. The outstanding balance of the Hanna Note was $2,020 and $2,025 as of June 30, 2018 and December 30, 2017, respectively.

On October 26, 2016, the Company acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the “JBA Note”) payable in five installments of $1,400, due on the first, second, third, fourth and fifth anniversaries of October 26, 2016, the effective date of the acquisition. The outstanding balance of the JBA Note was $5,600 as of June 30, 2018 and December 30, 2017.

On September 12, 2016, the Company acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition. The outstanding balance of the Weir Note was $375 as of June 30, 2018 and December 30, 2017.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal payments of $1,500 each due on the first, second, third, and fourth anniversaries of May 20, 2016, the effective date of the acquisition. The outstanding balance of the Dade Moeller Notes was approximately $3,000 and $4,500 as of June 30, 2018 and December 30, 2017, respectively.

On July 1, 2015, the Company acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $1,000 and $2,000 as of June 30, 2018 and December 30, 2017, respectively.

On June 24, 2015, the Company acquired certain assets of Allwyn. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $0 and $166 as of June 30, 2018 and December 30, 2017, respectively.

On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $312 and $625 as of June 30, 2018 and December 30, 2017, respectively.

 Future contractual maturities of long-term debt as of June 30, 2018 are as follows:

Second Quarter Ended

2019	$12,673
2020	8,043
2021	6,005
2022	36,211
2023	-
Total	$62,932

As of June 30, 2018 and December 30, 2017, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

Note 10 – Contingent Consideration

The following table summarizes the changes in the carrying value of estimated contingent consideration:

	June 30,	December 30,
	2018	2017

Contingent consideration, beginning of the year	$1,890	$2,439
Additions for acquisitions	1,565	908
Reduction of liability for payments made	(727)	(625)
Increase (decrease) of liability related to re-measurement of fair value	106	(832)
Total contingent consideration, end of the period	2,834	1,890
Current portion of contingent consideration	(1,666)	(977)
Contingent consideration, less current portion	$1,168	$913

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

Note 12 – Stock-Based Compensation

In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of June 30, 2018, 696,337 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.

The following summarizes the activity of restricted stock awards during the six months ended June 30, 2018:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value

Unvested shares as of December 30, 2017	583,051	$27.13
Granted	127,618	$58.86
Vested	(114,970)	$19.06
Forfeited	(11,042)	$31.70
Unvested shares as of June 30, 2018	584,657	$35.56

Share-based compensation expense relating to restricted stock awards during the three and six months ended June 30, 2018 was $1,503 and $2,639, respectively, and $830 and $1,582, for the three and six months ended July 1, 2017, respectively. Approximately $13,883 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 2.1 years, is unrecognized at June 30, 2018. The total fair value of restricted shares vested during the six months ended June 30, 2018 and July 1, 2017 was $6,802 and $3,054, respectively.

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

As a result of the 2017 Tax Reform, during the fourth quarter of 2017, the Company recorded a provisional liability of $357 with a corresponding adjustment to income tax expense related to the one-time transition tax on undistributed foreign earnings. The provisional adjustment related to the 2017 Tax Reform was determined using reasonable estimates. During the three and six months ended June 30, 2018, the Company did not recognize adjustments to the provisional amount recorded at December 30, 2017. The Company has not yet collected and analyzed all necessary tax and earnings data of its foreign operations and therefore, the Company has not yet completed its accounting for the income tax effects of the transition tax. The Company will continue to make and refine its calculations as additional analysis is complete. The Company currently anticipates finalizing and recording any resulting adjustments by the end of fiscal year 2018.

The 2017 Tax Reform subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. At June 30, 2018, because the Company is still evaluating the GILTI provisions, the Company has included tax expense related to GILTI for the current year in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.

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

As of June 30, 2018 and December 30, 2017, the Company had net deferred income tax liabilities of $11,923 and $10,905, respectively. No valuation allowance against the Company’s deferred income tax assets is needed as of June 30, 2018 and December 30, 2017 as it is more-likely-than-not that the positions will be realized upon settlement. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes. During the six months ended June 30, 2018, the Company recorded deferred income tax liabilities of $1,018 in conjunction with the purchase price allocation of CSA as a result of the intangibles acquired in the acquisition and vesting of restricted stock..

The Company’s consolidated effective income tax rate was 24.6% and 25.0% for the three and six months ended June 30, 2018, respectably, and 36.5% and 35.4% for the three and six months ended July 1, 2017, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate is principally due to research and development credits. Furthermore, during the three and six months ended June 30, 2018, the Company recorded reductions in income tax expense of $1,064 and $1,114, and for the three and six months ended July 1, 2017, respectively, the Company recorded reductions in income tax expense of $138 and $860, respectively, relating to the income tax benefit received in conjunction with the vesting of restricted stock during the periods.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. The California Franchise Tax Board (“CFTB”) challenged research and development tax credits generated for the years 2012 to 2014. Fiscal years 2012 through 2016 are considered open tax years in the State of California and 2015 through 2016 in the U.S. federal jurisdiction and other state jurisdictions. The Company’s 2014 income tax return was being reviewed by the Internal Revenue Service (the “IRS”), however during the three months ended June 30, 2018, the IRS closed the examination with no changes to the Company’s previously filed 2014 federal income tax return.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

At June 30, 2018 and December 30, 2017, the Company had $437 of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at June 30, 2018 and December 30, 2017 were $437 of tax benefits that, if recognized, would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months.

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

The following tables set forth summarized financial information concerning our reportable segments:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Gross revenues
INF	$61,721	$46,296	$116,527	$85,421
BTS	43,284	38,769	83,934	64,736
Elimination of inter- segment revenues	(987)	(1,329)	(1,909)	(2,362)
Total gross revenues	$104,018	$83,736	$198,552	$147,795

Segment income before taxes
INF	$10,169	$8,433	$17,841	$14,189
BTS	7,419	5,605	13,802	8,092
Total Segment income before taxes	17,588	14,038	31,643	22,281
Corporate (1)	(8,888)	(7,451)	(17,253)	(13,412)
Total income before taxes	$8,700	$6,587	$14,390	$8,869

(1)

Includes amortization of intangible assets of $2,791 and $2,569 for the three months ended June 30, 2018 and July 1, 2017, respectively, and $5,569 and $4,500 for the six months ended June 30, 2018 and July 1, 2017, respectively.

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Revenue by geographic location was as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	INF	BTS	Total	INF	BTS	Total
Gross revenues by Geographic Location
United States	$61,087	$39,127	$100,214	$115,017	$76,693	$191,710
Foreign	-	3,804	3,804	-	6,842	6,842
Total gross revenues	$61,087	$42,931	$104,018	$115,017	$83,535	$198,552

Revenue by customer type was as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	INF	BTS	Total	INF	BTS	Total
Gross revenues by Customer
Public and quasi-public sector	$55,244	$16,974	$72,218	$104,036	$34,050	$138,086
Private sector	5,843	25,957	31,800	10,981	49,485	60,466
Total gross revenues	$61,087	$42,931	$104,018	$115,017	$83,535	$198,552

Revenue by contract type was as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	INF	BTS	Total	INF	BTS	Total
Gross revenues by Contract Type
Cost-reimbursable contracts	$60,954	$33,404	$94,358	$114,748	$66,560	$181,308
Fixed-unit price contracts	133	9,527	9,660	269	16,975	17,244
Total gross revenues	$61,087	$42,931	$104,018	$115,017	$83,535	$198,552

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

As a result of the 2017 Tax Reform, during the fourth quarter of 2017, we recorded a provisional liability of $357 with a corresponding adjustment to income tax expense related to the one-time transition tax on undistributed foreign earnings. The provisional adjustment related to the 2017 Tax Reform was determined using reasonable estimates. During the three and six months ended June 30, 2018, we did not recognize adjustments to the provisional amount recorded at December 30, 2017. We have not yet collected and analyzed all necessary tax and earnings data of our foreign operations and therefore, we have not yet completed its accounting for the income tax effects of the transition tax. We will continue to make and refine its calculations as additional analysis is complete. We currently anticipate finalizing and recording any resulting adjustments by the end of fiscal year 2018.

The 2017 Tax Reform subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. At June 30, 2018, because we are is still evaluating the GILTI provisions, we have included tax expense related to GILTI for the current year in our estimated annual effective tax rate and has not provided additional GILTI on deferred items.

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

Tax credit.

We are currently under examination by the CFTB about certain research and development tax credits generated for the years 2012 to 2014. Fiscal years 2012 through 2016 are considered open tax years in the State of California and 2015 through 2016 in the U.S. federal jurisdiction and other state jurisdictions. At June 30, 2018 and December 30, 2017, we had $437 of unrecognized tax benefits.

Backlog.

As of June 30, 2018, we had $430,322 of remaining performance obligations, or backlog, of which $314,636 or 73% is expected to be recognized over the next 12 months and the remaining over the next 24 months. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. Not included in backlog is work awarded to us under master services agreements but not under contract. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

During the three months ended June 30, 2018, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements other than adoption of Topic 606 as discussed below. A summary of our significant accounting policies is contained in Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 30, 2017.

On the first day of fiscal year 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective approach to all contracts that were not completed as of the beginning of fiscal year 2018. Topic 606 is a comprehensive new revenue recognition model that required a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Topic 606 became effective for us in the first quarter of fiscal year 2018. Results for reporting periods beginning after December 30, 2017 are presented under Topic 606, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Adoption of Topic 606 did not have an impact on our consolidated net income, financial position, and cash flows, however it has resulted in expanded disclosures. Revenue from the vast majority of our contracts will continue to be recognized over time because of the continuous transfer of control to the customer. The impact to revenues from adopting Topic 606 for the three and six months ended June 30, 2018 was immaterial.

To determine the proper revenue recognition method, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and therefore, not distinct. We may also promise to provide distinct goods or services within a contract in which case we separate the contract into multiple performance obligations. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. Typically, we sell a customer a specific service, and in these cases we use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

Our performance obligations are satisfied as work progresses or at a point in time. Gross revenues from services transferred to customers over time accounted for 91% of our revenues for the three and six months ended June 30, 2018. For our cost-reimbursable contracts, revenue is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it best depicts the transfer of control to the customer which occurs as we incur costs on its contracts. Contract costs include labor, subcontractors’ costs and other direct costs. Gross revenue from services transferred to customers at a point in time accounted for 9% of our revenues for the three and six months ended June 30, 2018. Revenue from these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed.

Contract modifications are common in the performance of our contracts. Contracts modified typically result from changes in scope, specifications, design, performance, sites, or period of completion. In most cases, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.

Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses and others are recorded on the cumulative catch-up basis in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment. During the six months ended June 30, 2018, the cumulative catch-up adjustment for contract modifications was not material.

A significant amount of our revenues are derived under multi-year contracts. We enter into contracts with our clients that contain two principal types of pricing provisions: cost-reimbursable and fixed-unit price. The majority of our contracts are cost-reimbursable contracts that fall under the category of time and materials contracts.

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

Results of Operations

Consolidated Results of Operations

The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017

Gross revenues	$104,018	$83,736	$198,552	$147,795
Less sub-consultant services and other direct costs	(19,770)	(16,713)	(37,152)	(27,697)

Net revenues (1)	84,248	67,023	161,400	120,098
Direct salary and wages costs	(33,546)	(25,663)	(64,067)	(47,016)

Gross profit	50,702	41,360	97,333	73,082

Operating expenses	41,352	34,494	81,682	63,695

Income from operations	9,350	6,866	15,651	9,387

Interest expense	(650)	(279)	(1,261)	(518)

Income tax expense	(1,080)	(2,268)	(2,478)	(2,280)

Net income	$7,620	$4,319	$11,912	$6,589

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

Three and Six Months Ended June 30, 2018 compared to the Three and Six Months Ended July 1, 2017

Gross and Net Revenues.

Our consolidated gross revenues increased approximately $20,282 and $50,757 or approximately 24.2% and 34.3%, for the three and six months ended June 30, 2018 compared to the three and six months ended July 1, 2017. Our consolidated net revenues increased approximately $17,225 and $41,302 or approximately 25.7% and 34.4% for the three and six months ended June 30, 2018 compared to the three and six months ended July 1, 2017. The increases in gross and net revenues are due primarily to the contribution from various acquisitions completed subsequent to the second quarter of 2017 as well as organic growth from our existing platform. The increases in gross revenues for the three and six months ended June 30, 2018, includes gross revenues of $2,841 and $4,517 related to acquisitions closed during the first six months of 2018. Also contributing to the increase in net revenues for the three and six months ended June 30, 2018 is an increased utilization of our billable employees. The growth in revenues was primarily attributable to increases in energy distribution services; construction materials testing; infrastructure engineering services; energy and environmental services. We are currently unaware of any long-term delays in current projects and therefore are not anticipating such to influence future revenues. Such revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Gross Profit.

As a percentage of gross revenues, our gross profit margin was 48.7% and 49.0%, for the three and six months ended June 30, 2018, respectively, compared to 49.4% for both the three and six months ended July, 2017. Gross profit includes direct costs of contracts such as direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both gross revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

Operating expenses.

Our operating expenses increased approximately $6,858 and $17,987, or 19.9% and 28.2% for the three and six months ended June 30, 2018, respectively, compared to the three and six months ended July 1, 2017. The increases in operating expenses were due primarily to operating expenses associated with acquisitions closed during 2017 and 2018. During the three and six months ended June 30, 2018, acquisition related expenses were approximately $143 and $369, respectively, compared to approximately $439 and $577 during the three and six months ended July 1, 2017, respectively. Also contributing to the increase in operating costs is the increased amortization of intangible assets. During the three and six months ended June 30, 2018, amortization of intangible assets were approximately $2,791 and $5,569, respectively, compared to $2,569 and $4,500, during the three and six months ended July 1, 2017, respectively. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs.

Interest expense.

Our interest expense increased $371 and $743 during the three and six months ended June 30, 2018, respectively, compared to the three and six months ended July 1, 2017. The increase in interest expense is due primarily to the increase in outstanding borrowings during these periods.

Income taxes.

Our consolidated effective income tax rate was 24.6% and 25.0% for the three and six months ended June 30, 2018, respectively, compared to a consolidated effective income tax rate of 36.5% and 35.4% for the three and six months ended July 1, 2017, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate is principally due to research and development credits. Furthermore, during the three and six months ended June 30, 2018, the Company recorded a reduction in income tax expense of $1,064 and $1,114, respectively, and $138 and $860 during the three and six months ended July 1, 2017, respectively, relating to the income tax benefit received in conjunction with the vesting of restricted stock during the period.

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

Segment Results of Operations

The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Gross revenues
INF	$61,721	$46,296	$116,527	$85,421
BTS	$43,284	$38,769	$83,934	$64,736

Segment income before taxes
INF	$10,169	$8,433	$17,841	$14,189
BTS	$7,419	$5,605	$13,802	$8,092

For additional information regarding our reportable segments, see Note 14 of the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Three and Six Months Ended June 30, 2018 compared to the Three and Six Months Ended July 1, 2017

Our gross revenues from INF reportable segment increased approximately $15,425 and $31,106, or 33.3% or 36.4%, respectively, during the three and six months ended June 30, 2018 compared to the three and six months ended July 1, 2017. The increases in gross revenues is due primarily to the contribution from various acquisitions completed during 2017 and 2018 as well as organic growth from our existing platform. The increases during the three and six months ended June 30, 2018, includes approximately $1,354 and $2,193, respectively, related to acquisitions closed during the first six months of 2018. The increases in revenues the three and six months ended June 30, 2018 reflects increases in energy distribution services; construction materials testing; infrastructure engineering services; and energy services.

Segment Income before Taxes from INF increased $1,736 and $3,652, or 20.6% and 25.7%, respectively, during the three and six months ended June 30, 2018 compared the three and six months ended July 1, 2017. The increases were primarily due to increased revenues from organic growth and contributions from acquisitions completed subsequent to the second quarter of 2017.

Our gross revenues from BTS reportable segment increased approximately $4,515 and $19,198, or 11.6% and 29.7%, respectively, during the three and six months ended June 30, 2018 compared to the three and six months ended July 1, 2017. The increases in gross revenues is due primarily to the contribution from various acquisitions completed during 2017 and 2018 as well as organic growth from our existing platform. The increases during the three and six months ended June 30, 2018 includes approximately $1,487 and $2,324, respectively, related to acquisitions closed during the first six months of 2018. The growth in revenues from BTS was primarily attributable to increases in facilities program management and environmental services.

Segment Income before Taxes from BTS increased $1,814 and $5,710, or 32.4% and 70.6%, respectively, during the three and six months ended June 30, 2018 compared to the three and six months ended July 1, 2017. The increases were primarily from contributions from acquisitions completed subsequent to the second quarter of 2017.

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

Cash Flows

As of June 30, 2018, our cash and cash equivalents totaled $16,035 and billed receivables, net of allowance for doubtful accounts, totaled $79,607, compared to $18,751 and $70,686, respectively, on December 30, 2017. As of June 30, 2018, our accounts payable and accrued liabilities were $18,721 and $22,349, respectively, compared to $18,373 and $18,994, respectively, on December 30, 2017. In addition, as of June 30, 2018, we had notes payable and other obligations and contingent consideration of $62,932 and $2,834, respectively, compared to $68,557 and $1,890, respectively, on December 30, 2017.

Operating activities

For the six months ended June 30, 2018, net cash provided by operating activities amounted to $10,837, primarily attributable to net income of $11,912, which included non-cash charges of $10,242 from stock based compensation and depreciation and amortization, and increases of $3,857 in accounts payable and accrued liabilities and an increase of $9,630 in billed and unbilled receivables. During the first six months of 2018, we made income tax payments of approximately $9,740.

For the six months ended July 1, 2017, net cash provided by operating activities amounted to $4,486, primarily attributable to net income of $6,589, which included non-cash charges of $7,336 from stock based compensation and depreciation and amortization, and decreases of $2,111 in accounts payable and accrued liabilities partially offset by an increase of $8,485 in accounts receivable. During the first six months of 2017, we made income tax payments of approximately $2,349.

Investing activities

For the six months ended June 30, 2018, net cash used in investing activities amounted to $4,935, primarily resulting from cash used for our acquisitions during 2018 of $3,473 and the purchase of property and equipment of $1,462 for our ongoing operations.

For the six months ended July 1, 2017, net cash used in investing activities amounted to $62,208, primarily resulting from cash used for our acquisitions during 2017 of $61,037 and the purchase of property and equipment of $991 for our ongoing operations.

Financing activities

For the six months ended June 30, 2018, net cash used in financing activities amounted to $8,618, primarily due to the net proceeds from the Warrant exercise of $1,092 offset by principal repayments of $8,982 towards long-term debt and $728 towards contingent consideration.

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

The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 3.0:1 and minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of June 30, 2018 and December 30, 2017, we were in compliance with these financial and reporting covenants. As of June 30, 2018 and December 30, 2017, the outstanding balance on the Senior Credit Facility was $34,000 and $36,500, respectively.

Other Obligations

On January 12, 2018, we acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of January 12, 2018. The outstanding balance of this obligation was $600 and $0 as of June 30, 2018 and December 30, 2017, respectively.

On February 2, 2018, we acquired CSA. The purchase price allowed for the payment of $250 in shares of the our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of February 2, 2018. The outstanding balance of this obligation was $250 and $0 as of June 30, 2018 and December 30, 2017, respectively.

On September 6, 2017, we acquired all of the outstanding equity interest in Marron. The purchase price allowed for the payment of $133 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of September 6, 2017. The outstanding balance of this obligation was $133 as of June 30, 2018 and December 30, 2017.

On June 6, 2017, we acquired all of the outstanding equity interest in RDK. The purchase price allowed for the payment of $1,333 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of June 6, 2017. The outstanding balance of this obligation was $667 and $1,333 as of June 30, 2018 and December 30, 2017, respectively

On November 30, 2016, we acquired all of the outstanding equity interests of Hanna. The purchase price allowed for the payment of $1,200 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two installments of $600, due on the first and second anniversaries of November 30, 2016. The outstanding balance of this obligation was $600 as of June 30, 2018 and December 30, 2017.

On October 26, 2016, we acquired all of the outstanding equity interests of JBA. The purchase price allowed for the payment of $2,600 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two installments of $1,300, due on the first and second anniversaries of October 26, 2016. The outstanding balance of this obligation was $1,300 as of June 30, 2018 and December 30, 2017.

On May 20, 2016, we acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016. The outstanding balance of this obligation was $1,000 and $2,000 as of June 30, 2018 and December 30, 2017, respectively.

Uncollateralized Promissory Notes

On January 12, 2018, we acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the “Butsko Note”) payable in four installments of $250, due on the first, second, third and fourth anniversaries of January 12, 2018. The outstanding balance of the Butsko Note was $1,000 and $0 as of June 30, 2018 and December 30, 2017, respectively.

On February 2, 2018, we acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “CSA Note”) payable in four installments of $150, due on the first, second, third and fourth anniversaries of February 2, 2018. The outstanding balance of the CSA Note was $600 and $0 as of June 30, 2018 and December 30, 2017, respectively.

On September 6, 2017, we acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the “Marron Note”) payable in three installments of $100, due on the first, second and third anniversaries of September 6, 2017. The outstanding balance of the Marron Note was $300 as of June 30, 2018 and December 30, 2017.

On June 6, 2017, we acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the “RDK Note”) payable in four installments of $1,375, due on the first, second, third and fourth anniversaries of June 6, 2017. The outstanding balance of the RDK Note was $4,125 and $5,500 as of June 30, 2018 and December 30, 2017, respectively.

On May 4, 2017, we acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “H&K Note”) payable in four installments of $150, due on the first, second, third and fourth anniversaries of May 4, 2017, the effective date of the acquisition. The outstanding balance of the H&K Note was $450 and $600 as of June 30, 2018 and December 30, 2017, respectively.

On May 1, 2017, we acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the “Lochrane Note”) payable in four installments of $413, due on the first, second, third and fourth anniversaries of May 1, 2017, the effective date of the acquisition. The outstanding balance of the Lochrane Note was $1,237 and $1,650 as of June 30, 2018 and December 30, 2017, respectively.

On December 6, 2016, we acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the “CivilSource Note”) payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition. The outstanding balance of the CivilSource Note was $2,625 and $3,500 as of June 30, 2018 and December 30, 2017, respectively.

On November 30, 2016, we acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the “Hanna Note”) payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition. The outstanding balance of the Hanna Note was $2,020 and $2,025 as of June 30, 2018 and December 30, 2017, respectively.

On October 26, 2016, we acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the “JBA Note”) payable in five installments of $1,400, due on the first, second, third, fourth and fifth anniversaries of October 26, 2016, the effective date of the acquisition. The outstanding balance of the JBA Note was $5,600 as of June 30, 2018 and December 30, 2017.

On September 12, 2016, we acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition. The outstanding balance of the Weir Note was $375 as of June 30, 2018 and December 30, 2017.

On May 20, 2016, we acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal payments of $1,500 each due on the first, second, third, and fourth anniversaries of May 20, 2016, the effective date of the acquisition. The outstanding balance of the Dade Moeller Notes was approximately $3,000 and $4,500 as of June 30, 2018 and December 30, 2017, respectively.

On July 1, 2015, we acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $1,000 and $2,000 as of June 30, 2018 and December 30, 2017, respectively.

On June 24, 2015, we acquired certain assets of Allwyn. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $0 and $166 as of June 30, 2018 and December 30, 2017, respectively.

On January 30, 2015, we acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $312 and $625 as of June 30, 2018 and December 30, 2017, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisition since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of June 30, 2018, the outstanding balance on the Senior Credit Facility was $34,000. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $340 in 2018.

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

ITEM 1A.     RISK FACTORS.

During the six months ended June 30, 2018, there have been no material changes to any of the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the three months ended June 30, 2018, we issued the following securities that were not registered under the Securities Act:

In May 2018, we issued 16,253 shares of our common stock as partial consideration for our acquisitions of Lochrane and Dade Moeller. In June 2018, we issued 10,990 shares of our common stock as partial consideration for our acquisition of RDK. These shares were issued in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. For a description of these acquisitions, see Note 4, Business Acquisitions, of the notes to the unaudited consolidated financial statements appearing under Part I of this Quarterly Report on Form 10-Q.

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

NV5 GLOBAL, INC.

By: /s/ Michael P. Rama
Date: August 2, 2018	Michael P. Rama Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)