Form 10-Q
period 2018-09-29
NV5 Global, Inc.
filed 2018-11-07
CIK 1532961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

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

As of November 5, 2018, there were 12,478,257 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	September 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$56,202	$18,751
Billed receivables, net	85,835	70,686
Unbilled receivables, net	43,638	39,401
Prepaid expenses and other current assets	2,504	2,555
Total current assets	188,179	131,393
Property and equipment, net	10,684	8,731
Intangible assets, net	75,971	65,754
Goodwill	114,054	98,899
Other assets	1,259	1,003
Total Assets	$390,147	$305,780

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,638	$18,373
Accrued liabilities	19,602	18,994
Income taxes payable	-	6,102
Billings in excess of costs and estimated earnings on uncompleted contracts	1,149	665
Client deposits	198	197
Current portion of contingent consideration	1,763	977
Current portion of notes payable and other obligations	14,212	11,127
Total current liabilities	54,562	56,435
Contingent consideration, less current portion	1,232	913
Notes payable and other obligations, less current portion	19,041	57,430
Deferred income tax liabilities, net	11,966	10,905
Total liabilities	86,801	125,683

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 45,000,000 shares authorized, 12,461,900 and 10,834,770 shares issued and outstanding as of September 29, 2018 and December 30, 2017, respectively	125	108
Additional paid-in capital	229,989	125,954
Retained earnings	73,232	54,035
Total stockholders’ equity	303,346	180,097
Total liabilities and stockholders’ equity	$390,147	$305,780

 See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017

Gross revenues	$104,185	$91,263	$302,737	$239,058

Direct costs (excluding depreciation and amortization):
Salaries and wages	34,475	28,219	98,542	75,235
Sub-consultant services	14,989	12,663	43,349	33,719
Other direct costs	4,747	3,635	13,539	10,276
Total direct costs	54,211	44,517	155,430	119,230

Gross Profit	49,974	46,746	147,307	119,828

Operating Expenses:
Salaries and wages, payroll taxes and benefits	24,897	23,090	76,122	62,847
General and administrative	7,556	7,362	23,348	19,931
Facilities and facilities related	3,490	3,547	10,552	9,162
Depreciation and amortization	4,057	3,788	11,660	9,542
Total operating expenses	40,000	37,787	121,682	101,482

Income from operations	9,974	8,959	25,625	18,346

Interest expense	(451)	(524)	(1,712)	(1,042)

Income before income tax expense	9,523	8,435	23,913	17,304
Income tax expense	(2,238)	(2,523)	(4,716)	(4,803)
Net Income and Comprehensive Income	$7,285	$5,912	$19,197	$12,501

Earnings per share:
Basic	$0.65	$0.58	$1.80	$1.23
Diluted	$0.62	$0.55	$1.71	$1.16

Weighted average common shares outstanding:
Basic	11,256,946	10,211,114	10,686,040	10,155,751
Diluted	11,701,394	10,785,630	11,205,748	10,744,619

 See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 30, 2017	10,834,770	$108	$125,954	$54,035	$180,097

Stock based compensation	-	-	4,541	-	4,541
Restricted stock issuance, net	144,118	2	(2)	-	-
Stock issuance for acquisitions	73,012	1	4,949	-	4,950
Proceeds from secondary offering, net of costs	1,270,000	13	93,456	-	93,469
Proceeds from exercise of warrants, net of costs	140,000	1	1,091	-	1,092
Net income	-	-	-	19,197	19,197
Balance, September 29, 2018	12,461,900	$125	$229,989	$73,232	$303,346

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Cash Flows From Operating Activities:
Net income	$19,197	$12,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,660	9,542
Provision for doubtful accounts	843	445
Stock based compensation	4,541	2,743
Change in fair value of contingent consideration	267	56
Loss on disposal property and equipment	-	2
Deferred income taxes	564	320
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	(6,396)	(6,466)
Unbilled receivables	(3,759)	(10,565)
Prepaid expenses and other assets	819	(13)
Accounts payable	(679)	(1,827)
Accrued liabilities	(3,259)	(3,251)
Income taxes payable	(6,713)	(279)
Billings in excess of costs and estimated earnings on uncompleted contracts	485	1,641
Client deposits	-	822
Net cash provided by operating activities	17,570	5,671

Cash Flows From Investing Activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(28,460)	(60,241)
Purchase of property and equipment	(1,582)	(1,591)
Net cash used in investing activities	(30,042)	(61,832)

Cash Flows From Financing Activities:
Proceeds from secondary offering	93,469	-
Proceeds from borrowings from Senior Credit Facility	-	47,000
Payments of borrowings from Senior Credit Facility	(36,500)	(5,000)
Payments on notes payable	(7,410)	(5,360)
Payments of contingent consideration	(728)	(563)
Proceeds from exercise of warrant	1,092	-
Net cash provided by financing activities	49,923	36,077

Net increase (decrease) in Cash and Cash Equivalents	37,451	(20,084)
Cash and cash equivalents – beginning of period	18,751	35,666
Cash and cash equivalents – end of period	$56,202	$15,582

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,624	$843
Cash paid for income taxes	$10,696	$4,962

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$1,565	$908
Notes payable and other obligations issued for acquisitions	$8,356	$9,371
Stock issuance for acquisitions	$4,950	$1,746
Capital leases	$2,878	$-
Payment of contingent consideration and other obligations with common stock	$-	$62

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Concentration of Credit Risk

 Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, approximately 32% of the Company’s gross revenues for both the nine months ended September 29, 2018 and September 30, 2017, respectively, is from California-based projects. The Company does not have any clients individually representing more than 10% of gross revenues during the nine months ended September 29, 2018 and September 30, 2017. Furthermore, approximately 74% and 73% of the Company’s accounts receivable as of September 29, 2018 and December 30, 2017, respectively, are for public and quasi-public projects. Management continually evaluates the creditworthiness of these and future clients and provides for bad debt reserves as necessary.

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

The Company considers cash and cash equivalents, billed and unbilled receivables, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. As of September 29, 2018 and December 30, 2017, the carrying amount of cash and cash equivalents, billed and unbilled receivables, accounts payable, income taxes payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The Company reviews and re-assesses the estimated fair value of contingent consideration liabilities on a quarterly basis, and the updated fair value could differ materially from the initial estimates. The Company measures contingent consideration recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3, as defined in the accounting guidance. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration liabilities on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are projections over the earn-out period, and the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent consideration liabilities. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and amount paid will be recorded in earnings (see Note 10).

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

On August 1, 2018, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2018. Furthermore, there were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2018 through September 29, 2018.

See Note 7 for further information on goodwill and identified intangibles.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with the FASB ASC 260, Earnings per Share, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. The weighted average number of shares outstanding in calculating basic earnings per share for the nine months ended September 29, 2018 and September 30, 2017 exclude 588,430 and 560,689 non-vested restricted shares, respectively, issued since 2010. These non-vested restricted shares are not included in basic earnings per share until the vesting requirements are met. The weighted average number of shares outstanding in calculating diluted earnings per share for the three and nine months ended September 29, 2018 and September 30, 2017 includes, if outstanding, non-vested restricted shares and units, issuable shares related to acquisitions, and the warrants associated with the Company’s initial public offering. In calculating diluted earnings per share for the three and nine months ended September 29, 2018 and September 30, 2017, there were no potentially anti-dilutive securities.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three and nine months ended September 29, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Numerator:
Net income – basic and diluted	$7,285	$5,912	$19,197	$12,501

Denominator:
Basic weighted average shares outstanding	11,256,946	10,211,114	10,686,040	10,155,751
Effect of dilutive non-vested restricted shares and units	381,250	311,677	396,577	305,392
Effect of issuable shares related to acquisitions	63,198	146,958	88,594	170,768
Effect of warrants	-	115,881	34,537	112,708
Diluted weighted average shares outstanding	11,701,394	10,785,630	11,205,748	10,744,619

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

Secondary offering

On August 9, 2018, the Company priced an underwritten follow-on offering of 1,270,000 shares of the Company’s common stock (the “Firm Shares”) at an offering price of $79.00 per share. The shares were sold pursuant to an effective registration statement on Form S-3 (Registration No. 333-224392). In addition, a selling stockholder of the Company granted the underwriters of the offering a 30-day option to purchase up to 190,500 shares (the “Option Shares”) of the Company’s common stock at the public offering price less the underwriting discount. On August 13, 2018, the Company closed on the Firm Shares, for which we received net proceeds of approximately $93,500 after deducting the underwriting discount and estimated offering expenses payable by the Company, and the selling stockholder of the Company closed on the sale of all Option Shares. The Company did not receive any proceeds associated with the sale of the Option Shares by the selling stockholder.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Revenue Recognition

On the first day of fiscal year 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective approach to all contracts that were not completed as of the beginning of fiscal year 2018. Topic 606 is a comprehensive new revenue recognition model that required a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Topic 606 became effective for the Company in the first quarter of fiscal year 2018. Results for reporting periods beginning after December 30, 2017 are presented under Topic 606, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Adoption of Topic 606 did not have an impact on the Company’s consolidated net income, financial position, and cash flows however it has resulted in expanded disclosures. Revenue from the vast majority of the Company’s contracts will continue to be recognized over time because of the continuous transfer of control to the customer. The impact to revenues from adopting Topic 606 for the three and nine months ended September 29, 2018 was immaterial.

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

The Company’s performance obligations are satisfied as work progresses or at a point in time. Gross revenues from services transferred to customers over time accounted for 92% of the Company’s revenues for the three and nine months ended September 29, 2018. For the Company’s cost-reimbursable contracts, revenue is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts. Contract costs include labor, subcontractors’ costs and other direct costs. Gross revenue from services transferred to customers at a point in time accounted for 8% of the Company’s revenues for the three and nine months ended September 29, 2018. Revenue from these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed.

As of September 29, 2018, the Company had $467,135 of remaining performance obligations, or backlog, of which $342,338 or 73% is expected to be recognized over the next 12 months and the remaining over the next 24 months. Only the contracts for which funding has been provided and work authorizations have been received are included in backlog. Not included in backlog is work awarded to the Company under master services agreements but not under contract. Project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in backlog. Most of the Company’s government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts, backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in backlog to the extent of the remaining estimated amount. The Company’s backlog for the period beyond 12 months may be subject to variation from year-to-year as existing contracts are completed, delayed, or renewed or new contracts are awarded, delayed, or cancelled. As a result, the Company believes that year-to-year comparisons of the portion of backlog expected to be performed more than one year in the future are difficult to assess and not necessarily indicative of future revenues or profitability.

Contract modifications are common in the performance the Company’s contracts. Contracts modified typically result from changes in scope, specifications, design, performance, sites, or period of completion. In most cases, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.

Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses and others are recorded on the cumulative catch-up basis in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment. During the three and nine months ended September 29, 2018, the cumulative catch-up adjustment for contract modifications was not material.

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

Unbilled receivables, net represents recognized amounts pending billing pursuant to contract terms or accounts billed after period end, and are expected to be billed and collected within the next 12 months. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. Unbilled receivables (contract assets) are generally classified as current. The increase in unbilled receivables during the nine months ended September 29, 2018, is primarily due to the timing of billings in both INF and BTS reportable segments as discussed in Note 14.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

In certain circumstances, the contract may allow for billing terms that result in the cumulative amounts billed in excess of revenues recognized. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. Revenue recognized for the three and nine months ended September 29, 2018 that was included in the contract liability balance at the beginning of fiscal year 2018 was approximately $222 and $434, respectively.

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

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842), which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides another transition method allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to retained earnings in the period of adoption rather than recasting the prior periods presented. The Company will adopt the new standard as of the beginning of fiscal 2019 using the modified retrospective approach with the optional transition relief. The Company expects the adoption of this standard to have a significant impact on our consolidated balance sheets, but not our statement of operations.

Note 4 – Business Acquisitions

On August 24, 2018, the Company acquired all of the outstanding equity interests in CALYX Engineers and Consultants, Inc. ("CALYX"), an infrastructure and transportation firm based in Cary, North Carolina. CALYX provides roadway and structure design, transportation planning, water resources, construction services, utility services, building structure design, land development, traffic services, cultural resources, surveying, and environmental services. CALYX serves both public and private clients, including state departments of transportation, municipalities, developers, higher education, and healthcare systems. The acquisition of CALYX will expand our infrastructure engineering service in the southeast United States. The purchase price of this acquisition is $34,000, subject to customary closing working capital adjustments, including $25,000 in cash, $4,000 in promissory notes (bearing interest at 3.75%), payable in four installments of $1,000, due on the first, second, third and fourth anniversaries of August 24, 2018 (see Note 9), $3,000 of the Company’s common stock (36,379 shares) as of the closing date of the acquisition, and $2,000 in cash payable within 120 days of the closing date. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for CALYX, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the second quarter of 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during 2018 and 2017:

	2018	2017
	Acquisitions	Acquisitions

Cash	$40	$212
Billed and unbilled receivables	10,074	20,436
Property and equipment	1,510	1,756
Prepaid expenses	342	968
Other assets	73	337
Intangible assets:
Customer relationships	13,103	29,889
Trade name	1,012	2,224
Customer backlog	2,743	1,387
Non-compete	1,907	1,703
Total Assets	30,804	58,912
Liabilities	(3,803)	(11,272)
Deferred tax liabilities	(496)	(15,951)
Net assets acquired	26,505	31,689

Consideration paid (Cash, Notes and/or stock)	40,095	71,439
Contingent earn-out liability (Cash and stock)	1,565	908
Total Consideration	41,660	72,347
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$15,155	$40,658

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from these acquisitions. See Note 7 for further information on goodwill and identified intangibles.

The consolidated financial statements of the Company for the three and nine months ended September 29, 2018 include the results of operations from any business acquired during 2018 from their respective dates of acquisition to September 29, 2018. For the three and nine months ended September 29, 2018, the results include gross revenues of $4,984 and $11,374, respectively, and income before taxes of $1,356 and $2,008, respectively. For the three and nine months ended September 30, 2017, the results include gross revenues of $21,316 and $35,524, respectively, and income before taxes of $3,905 and $6,847, respectively. Included in general and administrative expense for the three and nine months ended September 29, 2018 is $213 and $583, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities. Included in general and administrative expense for the three and nine months ended September 30, 2017 is $315 and $892, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and nine months ended September 30, 2017 as if B&C and RDK acquisitions had occurred as of January 1, 2016 and CALYX occurred on January 1, 2017. The pro forma information provided below is compiled from the financial statements of B&C, RDK and CALYX, which includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the B&C and RDK operations actually been acquired on January 1, 2016 and had the CALYX operations been acquired on January 1, 2017; or (ii) future results of operations:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Gross revenues	$109,993	$99,328	$325,255	$282,673
Net income	$7,973	$6,372	$21,567	$14,222
Basic earnings per share	$0.71	$0.63	$2.01	$1.40
Diluted earnings per share	$0.68	$0.59	$1.92	$1.32

The Company has determined the supplemental disclosures pursuant to ASC 805-10-50-2h, for the Butsko, CSA, Marron, Lochrane and H&K acquisitions were not material to the Company’s consolidated financial statements both individually and in the aggregate.

  Note 5 – Billed and Unbilled Receivables

Billed and Unbilled Receivables consists of the following:

	September 30,	December 30,
	2018	2017

Billed receivables	$89,324	$73,130
Less: allowance for doubtful accounts	(3,489)	(2,444)
Billed receivables, net	85,835	70,686

Unbilled receivables	$44,836	$40,599
Less: allowance for doubtful accounts	(1,198)	(1,198)
Unbilled receivables, net	$43,638	$39,401

 Note 6 – Property and Equipment, net

Property and equipment, net, consists of the following:

	September 30,	December 30,
	2018	2017

Office furniture and equipment	$1,693	$1,621
Computer equipment	10,347	8,982
Survey and field equipment	5,457	2,381
Leasehold improvements	1,883	1,874
	19,380	14,858
Accumulated depreciation	(8,696)	(6,127)
Property and equipment – net	$10,684	$8,731

Depreciation expense was $1,077 and $3,111 for the three and nine months ended September 29, 2018, respectively, and $760 and $2,014 for the three and nine months ended September 30, 2017, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 7 – Goodwill and Intangible Assets

Goodwill

The changes in the carrying value by reportable segment for the nine months ended September 29, 2018 and year ended December 30, 2017:

	Nine Months Ended
	December 30, 2017	Acquisitions	Disposed/ Adjustments	September 29, 2018
INF	$28,675	$13,657	$-	$42,332
BTS	70,224	1,498	-	71,722
Total	$98,899	$15,155	$-	$114,054

	Fiscal Year 2017
	December 31, 2016	Acquisitions	Disposed/ Adjustments	December 30, 2017
INF	$25,678	$2,997	$-	$28,675
BTS	33,702	37,661	(1,139)	70,224
Total	$59,380	$40,658	$(1,139)	$98,899

Goodwill of approximately $13,549 and $1,077 from acquisitions during the nine months ended September 29, 2018 and September 30, 2017, respectively, is expected to be deductible for income tax purposes.

Intangible Assets

Intangible assets, net, as of September 29, 2018 and December 30, 2017 consist of the following:

	September 29, 2018			December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	$81,793	$(16,477)	$65,316	$68,690	$(11,361)	$57,329
Trade name	7,421	(5,907)	1,514	6,409	(4,911)	1,498
Customer backlog	10,738	(5,502)	5,236	7,995	(3,946)	4,049
Favorable lease	553	(184)	369	553	(147)	406
Non-compete	6,156	(2,620)	3,536	4,249	(1,777)	2,472
Total	$106,661	$(30,690)	$75,971	$87,896	$(22,142)	$65,754

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

Amortization expense was $2,980 and $8,549 for the three and nine months ended September 29, 2018, respectively, and $3,028 and $7,528 for the three and nine months ended September 30, 2017, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

As of September 29, 2018, the future estimated aggregate amortization related to intangible assets is as follows:

Third Quarter Ended

2019	$13,301
2020	10,071
2021	8,622
2022	8,355
2023	7,819
Thereafter	27,803
Total	$75,971

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	September 29,	December 30,
	2018	2017
Deferred rent	$793	$691
Payroll and related taxes	4,372	6,088
Professional liability reserve	266	316
Benefits	2,684	2,687
Accrued vacation	7,763	5,879
Unreognized tax benefits	437	437
Other	3,287	2,896
Total	$19,602	$18,994

  Note 9 – Notes Payable and Other Obligations

Notes payable and other obligations consists of the following:

	September 29,	December 30,
	2018	2017

Senior Credit Facility	$-	$36,500
Other Obligations	3,840	4,773
Uncollateralized promisory notes	29,413	27,284
Total Notes Payable and Other Obligations	33,253	68,557
Current portion of notes payable and other obligations	(14,212)	(11,127)
Notes payable and other obligations, less current portion	$19,041	$57,430

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

The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 3.0:1 and minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of September 29, 2018 and December 30, 2017, the Company is in compliance with these financial and reporting covenants. As of September 29, 2018 and December 30, 2017, the outstanding balance on the Senior Credit Facility was $0 and $36,500, respectively.

Other Obligations

On February 2, 2018, the Company acquired CSA. The purchase price allowed for the payment of $250 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of February 2, 2018. The outstanding balance of this obligation was $250 and $0 as of September 29, 2018 and December 30, 2017, respectively.

On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of January 12, 2018. The outstanding balance of this obligation was $600 and $0 as of September 29, 2018 and December 30, 2017, respectively.

On September 6, 2017, the Company acquired all of the outstanding equity interest in Marron. The purchase price allowed for the payment of $133 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of September 6, 2017. The outstanding balance of this obligation was $66 and $133 as of September 29, 2018 and December 30, 2017, respectively.

On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price allowed for the payment of $1,333 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of June 6, 2017. The outstanding balance of this obligation was $667 and $1,333 as of September 29, 2018 and December 30, 2017, respectively

On November 30, 2016, the Company acquired all of the outstanding equity interests of Hanna. The purchase price allowed for the payment of $1,200 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two installments of $600, due on the first and second anniversaries of November 30, 2016. The outstanding balance of this obligation was $600 as of September 29, 2018 and December 30, 2017.

On October 26, 2016, the Company acquired all of the outstanding equity interests of JBA. The purchase price allowed for the payment of $2,600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two installments of $1,300, due on the first and second anniversaries of October 26, 2016. The outstanding balance of this obligation was $1,300 as of September 29, 2018 and December 30, 2017.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016. The outstanding balance of this obligation was $1,000 and $2,000 as of September 29, 2018 and December 30, 2017, respectively

Uncollateralized Promissory Notes

On August 24, 2018, the Company acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% (the “CALYX Note”) payable in four installments of $1,000, due on the first, second, third and fourth anniversaries of August 24, 2018. The outstanding balance of the CALYX Note was $4,000 and $0 as of September 29, 2018 and December 30, 2017, respectively.

On February 2, 2018, the Company acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “CSA Note”) payable in four installments of $150, due on the first, second, third and fourth anniversaries of February 2, 2018. The outstanding balance of the CSA Note was $600 and $0 as of September 29, 2018 and December 30, 2017, respectively.

On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the “Butsko Note”) payable in four installments of $250, due on the first, second, third and fourth anniversaries of January 12, 2018. The outstanding balance of the Butsko Note was $1,000 and $0 as of September 29, 2018 and December 30, 2017, respectively.

On September 6, 2017, the Company acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the “Marron Note”) payable in three installments of $100, due on the first, second and third anniversaries of September 6, 2017. The outstanding balance of the Marron Note was $200 and $300 as of September 29, 2018 and December 30, 2017, respectively.

On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the “RDK Note”) payable in four installments of $1,375, due on the first, second, third and fourth anniversaries of June 6, 2017. The outstanding balance of the RDK Note was $4,125 and $5,500 as of September 29, 2018 and December 30, 2017, respectively.

On May 4, 2017, the Company acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “H&K Note”) payable in four installments of $150, due on the first, second, third and fourth anniversaries of May 4, 2017, the effective date of the acquisition. The outstanding balance of the H&K Note was $450 and $600 as of September 29, 2018 and December 30, 2017, respectively.

On May 1, 2017, the Company acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the “Lochrane Note”) payable in four installments of $413, due on the first, second, third and fourth anniversaries of May 1, 2017, the effective date of the acquisition. The outstanding balance of the Lochrane Note was $1,238 and $1,650 as of September 29, 2018 and December 30, 2017, respectively.

On December 6, 2016, the Company acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the “CivilSource Note”) payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition. The outstanding balance of the CivilSource Note was $2,625 and $3,500 as of September 29, 2018 and December 30, 2017, respectively.

On November 30, 2016, the Company acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the “Hanna Note”) payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition. The outstanding balance of the Hanna Note was $2,020 and $2,025 as of September 29, 2018 and December 30, 2017, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On October 26, 2016, the Company acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the “JBA Note”) payable in five installments of $1,400, due on the first, second, third, fourth and fifth anniversaries of October 26, 2016, the effective date of the acquisition. The outstanding balance of the JBA Note was $5,600 as of September 29, 2018 and December 30, 2017.

On September 12, 2016, the Company acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition. The outstanding balance of the Weir Note was $250 and $375 as of September 29, 2018 and December 30, 2017, respectively.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal payments of $1,500 each due on the first, second, third, and fourth anniversaries of May 20, 2016, the effective date of the acquisition. The outstanding balance of the Dade Moeller Notes was approximately $3,000 and $4,500 as of September 29, 2018 and December 30, 2017, respectively.

On July 1, 2015, the Company acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $1,000 and $2,000 as of September 29, 2018 and December 30, 2017, respectively.

On June 24, 2015, the Company acquired certain assets of Allwyn. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $0 and $166 as of September 29, 2018 and December 30, 2017, respectively.

On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $312 and $625 as of September 29, 2018 and December 30, 2017, respectively.

 Future contractual maturities of long-term debt as of September 29, 2018 are as follows:

Third Quarter Ended

2019	$14,212
2020	9,126
2021	6,755
2022	3,160
2023	-
Total	$33,253

As of September 29, 2018 and December 30, 2017, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 10 – Contingent Consideration

The following table summarizes the changes in the carrying value of estimated contingent consideration:

	September 29,	December 30,
	2018	2017

Contingent consideration, beginning of the year	$1,890	$2,439
Additions for acquisitions	1,565	908
Reduction of liability for payments made	(727)	(625)
Increase (decrease) of liability related to re-measurement of fair value	267	(832)
Total contingent consideration, end of the period	2,995	1,890
Current portion of contingent consideration	(1,763)	(977)
Contingent consideration, less current portion	$1,232	$913

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

Note 12 – Stock-Based Compensation

In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of September 29, 2018, 1,049,102 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following summarizes the activity of restricted stock awards during the nine months ended September 29, 2018:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value

Unvested shares as of December 30, 2017	583,051	$27.13
Granted	158,385	$63.68
Vested	(125,649)	$19.62
Forfeited	(15,357)	$32.14
Unvested shares as of September 29, 2018	600,430	$38.21

Share-based compensation expense relating to restricted stock awards during the three and nine months ended September 29, 2018 was $1,902 and $4,541, respectively, and $1,161 and $2,743, for the three and nine months ended September 30, 2017, respectively. Approximately $14,416 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 2.04 years, is unrecognized at September 29, 2018. The total fair value of restricted shares vested during the nine months ended September 29, 2018 and September 30, 2017 was $7,422 and $3,443, respectively.

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

As a result of the 2017 Tax Reform, during the fourth quarter of 2017, the Company recorded a provisional liability of $357 with a corresponding adjustment to income tax expense related to the one-time transition tax on undistributed foreign earnings. The provisional adjustment related to the 2017 Tax Reform was determined using reasonable estimates. During the three and nine months ended September 29, 2018, the Company did not recognize adjustments to the provisional amount recorded at December 30, 2017. The Company has not yet collected and analyzed all necessary tax and earnings data of its foreign operations and therefore, the Company has not yet completed its accounting for the income tax effects of the transition tax. The Company will continue to make and refine its calculations as additional analysis is complete. The Company currently anticipates finalizing and recording any resulting adjustments by the end of fiscal year 2018.

The 2017 Tax Reform subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. At September 29, 2018, because the Company is still evaluating the GILTI provisions, the Company has included tax expense related to GILTI for the current year in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

As of September 29, 2018 and December 30, 2017, the Company had net deferred income tax liabilities of $11,966 and $10,905, respectively. No valuation allowance against the Company’s deferred income tax assets is needed as of September 29, 2018 and December 30, 2017 as it is more-likely-than-not that the positions will be realized upon settlement. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes. During the nine months ended September 29, 2018, the Company recorded deferred income tax liabilities of $496 in conjunction with the purchase price allocation of CSA as a result of the intangibles acquired in the acquisition and vesting of restricted stock.

The Company’s consolidated effective income tax rate was 24.5% and 24.8% for the three and nine months ended September 29, 2018, respectively, and 31.3% and 33.4% for the three and nine months ended September 30, 2017, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate is principally due to research and development credits. Furthermore, during the three and nine months ended September 29, 2018, the Company recorded reductions in income tax expense of $95 and $1,210, and for the three and nine months ended September 30, 2017, respectively, the Company recorded reductions in income tax expense of $114 and $974, respectively, relating to the income tax benefit received in conjunction with the vesting of restricted stock during the periods.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. The California Franchise Tax Board (“CFTB”) challenged research and development tax credits generated for the years 2012 to 2014. Fiscal years 2012 through 2017 are considered open tax years in the State of California and 2015 through 2017 in the U.S. federal jurisdiction and other state jurisdictions. The Company’s 2014 income tax return was being reviewed by the Internal Revenue Service (the “IRS”), however during the second quarter of 2018, the IRS closed the examination with no changes to the Company’s previously filed 2014 federal income tax return.

At September 29, 2018 and December 30, 2017, the Company had $437 of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at September 29, 2018 and December 30, 2017 were $437 of tax benefits that, if recognized, would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months.

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

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following tables set forth summarized financial information concerning our reportable segments:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Gross revenues
INF	$64,053	$49,024	$180,611	$134,446
BTS	41,441	43,262	125,344	107,997
Elimination of inter-segment revenues	(1,309)	(1,023)	(3,218)	(3,385)
Total gross revenues	$104,185	$91,263	$302,737	$239,058

Segment income before taxes
INF	$11,108	$9,559	$28,951	$23,749
BTS	7,236	6,974	21,069	15,065
Total Segment income before taxes	18,344	16,533	50,020	38,814
Corporate (1)	(8,821)	(8,098)	(26,107)	(21,510)
Total income before taxes	$9,523	$8,435	$23,913	$17,304

(1)

Includes amortization of intangible assets of $2,980 and $3,028 for the three months ended September 29, 2018 and September 30, 2017, respectively, and $8,549 and $7,528 for the nine months ended September 29, 2018 and September 30, 2017, respectively.

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

Revenue by geographic location was as follows:

	Three Months Ended September 29, 2018			Nine Months Ended September 29, 2018
	INF	BTS	Total	INF	BTS	Total
Gross revenues by Geographic Location
United States	$63,514	$38,678	$102,192	$178,531	$115,371	$293,902
Foreign	-	1,993	1,993	-	8,835	8,835
Total gross revenues	$63,514	$40,671	$104,185	$178,531	$124,206	$302,737

Revenue by customer type was as follows:

	Three Months Ended September 29, 2018			Nine Months Ended September 29, 2018
	INF	BTS	Total	INF	BTS	Total
Gross revenues by Customer
Public and quasi-public sector	$58,157	$15,469	$73,626	$162,193	$49,519	$211,712
Private sector	5,357	25,202	30,559	16,338	74,687	91,025
Total gross revenues	$63,514	$40,671	$104,185	$178,531	$124,206	$302,737

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Revenue by contract type was as follows:

	Three Months Ended September 29, 2018			Nine Months Ended September 29, 2018
	INF	BTS	Total	INF	BTS	Total
Gross revenues by Contract Type
Cost-reimbursable contracts	$63,507	$32,196	$95,703	$178,255	$98,756	$277,011
Fixed-unit price contracts	7	8,475	8,482	276	25,450	25,726
Total gross revenues	$63,514	$40,671	$104,185	$178,531	$124,206	$302,737

Note 15 – Subsequent Events

On November 2, 2018, the Company acquired CHI Engineering, Inc. (“CHI”), a leading provider of engineering, procurement, and construction management services for the LNG, Natural Gas, and LPG industries. The aggregate purchase price paid by the Company is up to $53,000, paid with a combination of cash, stock and promissory notes at closing and future cash, stock and note payments.

Under the acquisition method of accounting, the Company will recognize the assets acquired and the liabilities assumed at their fair values and will record an allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company expects goodwill will be recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired, the amount attributable to the reputation of the business acquired, the workforce in place and the backlog from this acquisition. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company will engage a third party independent valuation specialist to assist in management’s determination of fair values total of tangible and intangible assets acquired and liabilities of this acquisition. The initial accounting for this acquisition is incomplete at this time due to the recent closing of the transaction. The Company expects to establish a preliminary purchase price allocation with respect to this transaction by the end of the fourth quarter of 2018.

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

Recent Acquisition, Developments and Challenges

 Recent Acquisitions.

On November 2, 2018, the Company acquired CHI Engineering, Inc. (“CHI”), a leading provider of engineering, procurement, and construction management services for the LNG, Natural Gas, and LPG industries. The aggregate purchase price paid by the Company is up to $53,000, paid with a combination of cash, stock and promissory notes at closing and future cash, stock and note payments.

On August 24, 2018, we acquired all of the outstanding equity interests in CALYX Engineers and Consultants, Inc. ("CALYX"), an infrastructure and transportation firm based in Cary, North Carolina. CALYX provides roadway and structure design, transportation planning, water resources, construction services, utility services, building structure design, land development, traffic services, cultural resources, surveying, and environmental services. CALYX serves both public and private clients, including state departments of transportation, municipalities, developers, higher education, and healthcare systems. The purchase price of this acquisition is $34,000, paid with a combination of cash at closing, stock and future note payments.

On February 2, 2018, we acquired CSA (M&E) Ltd. (“CSA”), a leading provider of Mechanical, Electrical, and Plumbing (MEP) engineering and sustainability consulting services. CSA provides MEP and sustainability services for the retail, education, healthcare, industrial, corporate, hospitality and infrastructure market sectors with offices in Hong Kong, Macau and the UAE. CSA serves private and public sector clients throughout Asia and the Middle East. The purchase price of this acquisition was up to $4,200, paid with a combination of cash at closing, stock and future note payments.

On January 12, 2018, we acquired all of the outstanding equity interest in Butsko Utility Design, Inc. (“Butsko”). Butsko is leading provider of utility planning and design services serving both public and private sector clients through its offices in Southern California and Washington. The purchase price of this acquisition was up to $4,250, paid with a combination of cash at closing, stock and future note payments.

Secondary offering

On August 9, 2018, we priced an underwritten follow-on offering of 1,270,000 shares of the Company’s common stock (the “Firm Shares”) at an offering price of $79.00 per share. The shares were sold pursuant to an effective registration statement on Form S-3 (Registration No. 333-224392). In addition, a selling stockholder of the Company granted the underwriters of the offering a 30-day option to purchase up to 190,500 shares (the “Option Shares”) of our common stock at the public offering price less the underwriting discount. On August 13, 2018, we closed on the Firm Shares, for which we received net proceeds of approximately $93,500 after deducting the underwriting discount and estimated offering expenses payable by the Company, and the selling stockholder of the Company closed on the sale of all Option Shares. We did not receive any proceeds associated with the sale of the Option Shares by the selling stockholder.

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

As a result of the 2017 Tax Reform, during the fourth quarter of 2017, we recorded a provisional liability of $357 with a corresponding adjustment to income tax expense related to the one-time transition tax on undistributed foreign earnings. The provisional adjustment related to the 2017 Tax Reform was determined using reasonable estimates. During the three and nine months ended September 30, 2018, we did not recognize adjustments to the provisional amount recorded at December 30, 2017. We have not yet collected and analyzed all necessary tax and earnings data of our foreign operations and therefore, we have not yet completed its accounting for the income tax effects of the transition tax. We will continue to make and refine its calculations as additional analysis is complete. We currently anticipate finalizing and recording any resulting adjustments by the end of fiscal year 2018.

The 2017 Tax Reform subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. At September 29, 2018, because we are is still evaluating the GILTI provisions, we have included tax expense related to GILTI for the current year in our estimated annual effective tax rate and has not provided additional GILTI on deferred items.

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

Tax credit.

We are currently under examination by the CFTB about certain research and development tax credits generated for the years 2012 to 2014. Fiscal years 2012 through 2017 are considered open tax years in the State of California and 2015 through 2017 in the U.S. federal jurisdiction and other state jurisdictions. At September 29, 2018 and December 30, 2017, we had $437 of unrecognized tax benefits.

Backlog.

As of September 29, 2018, we had $467,135 of remaining performance obligations, or backlog, of which $342,338 or 73% is expected to be recognized over the next 12 months and the remaining over the next 24 months. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. Not included in backlog is work awarded to us under master services agreements but not under contract. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

During the three months ended September 29, 2018, we did not experience any significant changes in estimates or judgments inherent in the preparation of our consolidated financial statements other than adoption of Topic 606 as discussed below. A summary of our significant accounting policies is contained in Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 30, 2017.

On the first day of fiscal year 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective approach to all contracts that were not completed as of the beginning of fiscal year 2018. Topic 606 is a comprehensive new revenue recognition model that required a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Topic 606 became effective for us in the first quarter of fiscal year 2018. Results for reporting periods beginning after December 30, 2017 are presented under Topic 606, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Adoption of Topic 606 did not have an impact on our consolidated net income, financial position, and cash flows, however it has resulted in expanded disclosures. Revenue from the vast majority of our contracts will continue to be recognized over time because of the continuous transfer of control to the customer. The impact to revenues from adopting Topic 606 for the three and nine months ended September 29, 2018 was immaterial.

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

Our performance obligations are satisfied as work progresses or at a point in time. Gross revenues from services transferred to customers over time accounted for 92% of our revenues for the three and nine months ended September 29, 2018. For our cost-reimbursable contracts, revenue is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it best depicts the transfer of control to the customer which occurs as we incur costs on its contracts. Contract costs include labor, subcontractors’ costs and other direct costs. Gross revenue from services transferred to customers at a point in time accounted for 8% of our revenues for the three and nine months ended September 29, 2018. Revenue from these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed.

Contract modifications are common in the performance of our contracts. Contracts modified typically result from changes in scope, specifications, design, performance, sites, or period of completion. In most cases, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.

Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses and others are recorded on the cumulative catch-up basis in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment. During the nine months ended September 29, 2018, the cumulative catch-up adjustment for contract modifications was not material.

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

Results of Operations

Consolidated Results of Operations

The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017

Gross revenues	$104,185	$91,263	$302,737	$239,058
Less sub-consultant services and other direct costs	(19,736)	(16,298)	(56,888)	(43,995)

Net revenues (1)	84,449	74,965	245,849	195,063
Direct salary and wages costs	(34,475)	(28,219)	(98,542)	(75,235)

Gross profit	49,974	46,746	147,307	119,828

Operating expenses	40,000	37,787	121,682	101,482

Income from operations	9,974	8,959	25,625	18,346

Interest expense	(451)	(524)	(1,712)	(1,042)

Income tax expense	(2,238)	(2,523)	(4,716)	(4,803)

Net income	$7,285	$5,912	$19,197	$12,501

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

Three and Nine Months Ended September 29, 2018 compared to the Three and Nine Months Ended September 30, 2017

Gross and Net Revenues.

Our consolidated gross revenues increased approximately $12,922 and $63,679 or approximately 14% and 27%, for the three and nine months ended September 29, 2018 compared to the three and nine months ended September 30, 2017. Our consolidated net revenues increased approximately $9,484 and $50,786 or approximately 13% and 26% for the three and nine months ended September 29, 2018 compared to the three and nine months ended September 30, 2017. The increases in gross and net revenues are due primarily to the contribution from various acquisitions completed subsequent to the third quarter of 2017 as well as organic growth from our existing platform. The increases in gross revenues for the three and nine months ended September 29, 2018 includes gross revenues of $4,984 and $11,374, respectively, related to acquisitions closed during the first nine months of 2018. Also contributing to the increase in net revenues for the three and nine months ended September 29, 2018 is an increased utilization of our billable employees. The growth in revenues was primarily attributable to increases in energy distribution services; construction materials testing; infrastructure engineering services; energy and environmental services. We are currently unaware of any long-term delays in current projects and therefore are not anticipating such to influence future revenues. Such revenues could be affected by changes in economic conditions and the impact thereof on our public and quasi-public sector funded projects.

Gross Profit.

As a percentage of gross revenues, our gross profit margin was 48.0% and 48.7%, for the three and nine months ended September 29, 2018, respectively, compared to 51.2% and 50.1% for the three and nine months ended September 30, 2017. The decrease in gross profit margin was due primarily to the mix of projects worked on where there was an increased use of sub-consultants used to perform services. Gross profit includes direct costs of contracts such as direct labor and all costs incurred in connection with and directly for the benefit of client contracts. The level of direct costs of contracts may fluctuate between reporting periods due to a variety of factors, including the amount of sub-consultant costs we incur during a period. On those projects where we are responsible for subcontract labor or third-party materials and equipment, we reflect the amounts of such items in both gross revenues and costs. To the extent that we incur a significant amount of pass-through costs in a period, our direct costs of contracts are likely to increase as well.

Operating expenses.

Our operating expenses increased approximately $2,213 and $20,200, or 6% and 20% for the three and nine months ended September 29, 2018, respectively, compared to the three and nine months ended September 30, 2017. The increases in operating expenses were due primarily to operating expenses associated with acquisitions closed during 2017 and 2018. Also contributing to the increase in operating costs is the increased amortization of intangible assets. During the three and nine months ended September 29, 2018, amortization of intangible assets were approximately $2,980 and $8,549, respectively, compared to $3,028 and $7,528, during the three and nine months ended September 30, 2017, respectively. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs.

 Interest expense.

Our interest expense decreased $73 during the three months ended September 29, 2018, compared to the three months ended September 30, 2017. The decrease in interest expense is due primarily to the decrease in outstanding borrowings during this period. Our interest expense increased $670 during the nine months ended September 29, 2018, compared to the nine months ended September 30, 2017. The increase in interest expense is due primarily to the increase in outstanding borrowings during this period.

Income taxes.

 Our consolidated effective income tax rate was 24.5% and 24.8% for the three and nine months ended September 29, 2018, respectively, compared to a consolidated effective income tax rate of 31.3% and 33.4% for the three and nine months ended September 30, 2017, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate is principally due to research and development credits. Furthermore, during the three and nine months ended September 29, 2018, we recorded a reduction in income tax expense of $95 and $1,210, respectively, and $114 and $974 during the three and nine months ended September 30, 2017, respectively, relating to the income tax benefit received in conjunction with the vesting of restricted stock during the period.

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

Segment Results of Operations

The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Gross revenues
INF	$64,053	$49,024	$180,611	$134,446
BTS	$41,441	$43,262	$125,344	$107,997

Segment income before taxes
INF	$11,108	$9,559	$28,951	$23,749
BTS	$7,236	$6,974	$21,069	$15,065

For additional information regarding our reportable segments, see Note 14 of the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Three and Nine Months Ended September 29, 2018 compared to the Three and Nine Months Ended September 30, 2017

Our gross revenues from INF reportable segment increased approximately $15,029 and $46,165, or 31% or 34%, respectively, during the three and nine months ended September 29, 2018 compared to the three and nine months ended September 30, 2017. The increases in gross revenues is due primarily to the contribution from various acquisitions completed during 2017 and 2018 as well as organic growth from our existing platform. The increases during the three and nine months ended September 29, 2018, includes approximately $5,395 and $7,587, respectively, related to acquisitions closed during the first nine months of 2018. The increases in revenues the three and nine months ended September 29, 2018 reflects increases in energy distribution services; construction materials testing; infrastructure engineering services; and energy services.

Segment Income before Taxes from INF increased $1,549 and $5,202, or 16% and 22%, respectively, during the three and nine months ended September 29, 2018 compared to the three and nine months ended September 30, 2017. The increases were primarily due to increased revenues from organic growth and contributions from acquisitions completed during 2017 and 2018.

Our gross revenues from BTS reportable segment decreased approximately $1,821 and increased $17,347, or 4% and 16%, respectively, during the three and nine months ended September 29, 2018 compared to the three and nine months ended September 30, 2017. The increase in gross revenues during the nine months ended September 29, 2018 is due primarily to the contribution from various acquisitions completed during 2017 and 2018 as well as organic growth from our existing platform. Gross revenues during the three and nine months ended September 29, 2018 includes approximately $505 and $3,786, respectively, related to acquisitions closed during the first nine months of 2018. The growth in revenues from BTS was primarily attributable to increases in facilities program management and environmental services. The decrease in gross revenues during the three months ended September 29, 2018 is due to temporary delays in project starts in our technology services.

Segment Income before Taxes from BTS increased $262 and $6,004, or 4% and 40%, respectively, during the three and nine months ended September 29, 2018 compared to the three and nine months ended September 30, 2017. The increases were primarily from contributions from acquisitions completed during 2017 and 2018.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents balances, cash flows from operations, borrowing capacity under our Senior Credit Facility, and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, and acquisition expenditures. We believe our sources of liquidity, including cash flows from operations, existing cash and cash equivalents and borrowing capacity under our Senior Credit Facility will be sufficient to meet our projected cash requirements for at least the next twelve months. We will monitor our capital requirements thereafter to ensure our needs are in line with available capital resources.

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

Cash Flows

As of September 29, 2018, our cash and cash equivalents totaled $56,202 and billed receivables, net of allowance for doubtful accounts, totaled $85,835, compared to $18,751 and $70,686, respectively, on December 30, 2017. As of September 29, 2018, our accounts payable and accrued liabilities were $17,638 and $19,602, respectively, compared to $18,373 and $18,994, respectively, on December 30, 2017. In addition, as of September 29, 2018, we had notes payable and other obligations and contingent consideration of $33,253 and $2,995, respectively, compared to $68,557 and $1,890, respectively, on December 30, 2017.

Operating activities

For the nine months ended September 29, 2018, net cash provided by operating activities amounted to $17,570, primarily attributable to net income of $19,197, which included non-cash charges of $16,201 from stock based compensation and depreciation and amortization, and decreases of $3,938 in accounts payable and accrued liabilities and an increase of $10,155 in billed and unbilled receivables. During the first nine months of 2018, we made income tax payments of approximately $10,696.

For the nine months ended September 30, 2017, net cash provided by operating activities amounted to $5,671, primarily attributable to net income of $12,501, which included non-cash charges of $12,285 from stock based compensation and depreciation and amortization, and decreases of $5,078 in accounts payable and accrued liabilities partially offset by an increase of $17,031 in accounts receivable. During the first nine months of 2017, we made income tax payments of approximately $4,962.

Investing activities

For the nine months ended September 29, 2018, net cash used in investing activities amounted to $30,042, resulting from cash used for our acquisitions during 2018 of $28,460 and the purchase of property and equipment of $1,582 for our ongoing operations.

For the nine months ended September 30, 2017, net cash used in investing activities amounted to $61,832, resulting from cash used for our acquisitions during 2017 of $60,241 and the purchase of property and equipment of $1,591 for our ongoing operations.

Financing activities

For the nine months ended September 29, 2018, net cash provided by financing activities amounted to $49,923, primarily due to the net proceeds the secondary offering of $93,469 and Warrant exercise of $1,092 offset by principal repayments of $43,910 towards the Senior Credit Facility and notes payable and $728 towards contingent consideration.

For the nine months ended September 30, 2017, net cash provided by financing activities amounted to $36,077, primarily due to net proceeds from borrowing under the Senior Credit Facility of $42,000 offset by principal repayments of $5,360 towards notes payable and $563 towards contingent consideration.

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

The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 3.0:1 and minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of September 29, 2018 and December 30, 2017, we were in compliance with these financial and reporting covenants. As of September 29, 2018 and December 30, 2017, the outstanding balance on the Senior Credit Facility was $0 and $36,500, respectively.

Other Obligations

On February 2, 2018, we acquired CSA. The purchase price allowed for the payment of $250 in shares of the our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of February 2, 2018. The outstanding balance of this obligation was $250 and $0 as of September 29, 2018 and December 30, 2017, respectively.

On January 12, 2018, we acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of January 12, 2018. The outstanding balance of this obligation was $600 and $0 as of September 29, 2018 and December 30, 2017, respectively.

On September 6, 2017, we acquired all of the outstanding equity interest in Marron. The purchase price allowed for the payment of $133 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of September 6, 2017. The outstanding balance of this obligation was $66 and $133 as of September 29, 2018 and December 30, 2017, respectively.

On June 6, 2017, we acquired all of the outstanding equity interest in RDK. The purchase price allowed for the payment of $1,333 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of June 6, 2017. The outstanding balance of this obligation was $667 and $1,333 as of September 29, 2018 and December 30, 2017, respectively

On November 30, 2016, we acquired all of the outstanding equity interests of Hanna. The purchase price allowed for the payment of $1,200 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two installments of $600, due on the first and second anniversaries of November 30, 2016. The outstanding balance of this obligation was $600 as of September 29, 2018 and December 30, 2017.

On October 26, 2016, we acquired all of the outstanding equity interests of JBA. The purchase price allowed for the payment of $2,600 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in two installments of $1,300, due on the first and second anniversaries of October 26, 2016. The outstanding balance of this obligation was $1,300 as of September 29, 2018 and December 30, 2017.

On May 20, 2016, we acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of our common stock or a combination of cash and shares of our common stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016. The outstanding balance of this obligation was $1,000 and $2,000 as of September 29, 2018 and December 30, 2017, respectively.

Uncollateralized Promissory Notes

On August 24, 2018, we acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% (the “CALYX Note”) payable in four installments of $1,000 due on the first, second, third and fourth anniversaries of August 24, 2018. The outstanding balance of the CALYX Note was $4,000 and $0 as of September 29, 2018 and December 30, 2017, respectively.

On February 2, 2018, we acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “CSA Note”) payable in four installments of $150, due on the first, second, third and fourth anniversaries of February 2, 2018. The outstanding balance of the CSA Note was $600 and $0 as of September 29, 2018 and December 30, 2017, respectively.

On January 12, 2018, we acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the “Butsko Note”) payable in four installments of $250, due on the first, second, third and fourth anniversaries of January 12, 2018. The outstanding balance of the Butsko Note was $1,000 and $0 as of September 29, 2018 and December 30, 2017, respectively.

On September 6, 2017, we acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the “Marron Note”) payable in three installments of $100, due on the first, second and third anniversaries of September 6, 2017. The outstanding balance of the Marron Note was $200 and $300 as of September 29, 2018 and December 30, 2017, respectively.

On June 6, 2017, we acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the “RDK Note”) payable in four installments of $1,375, due on the first, second, third and fourth anniversaries of June 6, 2017. The outstanding balance of the RDK Note was $4,125 and $5,500 as of September 29, 2018 and December 30, 2017, respectively.

On May 4, 2017, we acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “H&K Note”) payable in four installments of $150, due on the first, second, third and fourth anniversaries of May 4, 2017, the effective date of the acquisition. The outstanding balance of the H&K Note was $450 and $600 as of September 29, 2018 and December 30, 2017, respectively.

On May 1, 2017, we acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the “Lochrane Note”) payable in four installments of $413, due on the first, second, third and fourth anniversaries of May 1, 2017, the effective date of the acquisition. The outstanding balance of the Lochrane Note was $1,237 and $1,650 as of September 29, 2018 and December 30, 2017, respectively.

On December 6, 2016, we acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the “CivilSource Note”) payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition. The outstanding balance of the CivilSource Note was $2,625 and $3,500 as of September 29, 2018 and December 30, 2017, respectively.

On November 30, 2016, we acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the “Hanna Note”) payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition. The outstanding balance of the Hanna Note was $2,020 and $2,025 as of September 29, 2018 and December 30, 2017, respectively.

On October 26, 2016, we acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the “JBA Note”) payable in five installments of $1,400, due on the first, second, third, fourth and fifth anniversaries of October 26, 2016, the effective date of the acquisition. The outstanding balance of the JBA Note was $5,600 as of September 29, 2018 and December 30, 2017.

On September 12, 2016, we acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition. The outstanding balance of the Weir Note was $250 and $375 as of September 29, 2018 and December 30, 2017, respectively.

On May 20, 2016, we acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal payments of $1,500 each due on the first, second, third, and fourth anniversaries of May 20, 2016, the effective date of the acquisition. The outstanding balance of the Dade Moeller Notes was approximately $3,000 and $4,500 as of September 29, 2018 and December 30, 2017, respectively.

On July 1, 2015, we acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $1,000 and $2,000 as of September 29, 2018 and December 30, 2017, respectively.

On June 24, 2015, we acquired certain assets of Allwyn. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% (the “Allwyn Note”) that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $0 and $166 as of September 29, 2018 and December 30, 2017, respectively.

On January 30, 2015, we acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $312 and $625 as of September 29, 2018 and December 30, 2017, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 29, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of September 29, 2018, the outstanding balance on the Senior Credit Facility was $0. A one percentage point change in the assumed interest rate of the Senior Credit Facility would not have a material impact on our market risk.

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

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. As disclosed under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Acquisitions, Developments and Challenges, in the third quarter of 2018 we completed the acquisition of privately-held CALYX. Other than incorporating the CALYX controls, and based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there have not been any changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS.

There have been no material changes to any of the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the three months ended September 29, 2018, we issued the following securities that were not registered under the Securities Act:

In August 2018, we issued 36,379 shares of our common stock as partial consideration for our acquisition of CALYX. In September 2018, we issued 767 shares of our common stock as partial consideration for our acquisition of Marron. These shares were issued in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. For a description of these acquisitions, see Note 4, Business Acquisitions, of the notes to the unaudited consolidated financial statements appearing under Part I of this Quarterly Report on Form 10-Q.

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

NV5 GLOBAL, INC.

By: /s/ Michael P. Rama
Date: November 7, 2018	Michael P. Rama Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)