Form 10-K
period 2018-12-29
NV5 Global, Inc.
filed 2019-03-14
CIK 1532961

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☒       No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last business day of the registrant’s most recently completed second fiscal quarter was approximately $573.6 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 7, 2019, there were 12,585,618 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2019 definitive Proxy Statement are incorporated by reference into Part III of this Form 10-K.

NV5 GLOBAL, INC.

FORM 10-K ANNUAL REPORT

Cautionary Statement about Forward Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K and in our 2018 Annual Report to Stockholders, including all documents incorporated by reference, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “project,” “may,” “might,” “should,” “would,” “will,” “likely,” “will likely result,” “continue,” “could,” “future,” “plan,” “possible,” “potential,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance.

Forward-looking statements are not historical factors and should not be read as a guarantee or assurance of future performance or results, and will not necessarily be accurate indications of the times at, or by, or if such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith beliefs, expectations and assumptions as of that time with respect to future events. Because forward-looking statements relate to the future, they are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include:

●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

●	changes in demand from the local and state government and private clients that we serve;

●	general economic conditions, nationally and globally, and their effect on the demand and market for our services;

●	fluctuations in our results of operations;

●	the government’s funding and budgetary approval process;

●	the possibility that our contracts may be terminated by our clients;

●	our ability to win new contracts and renew existing contracts;

●	our dependence on a limited number of clients;

●	our ability to complete projects timely, in accordance with our customers’ expectations, or profitability;

●	our ability to successfully execute our mergers and acquisitions strategy, including the integration of new companies into our business;

●	our ability to successfully manage our growth strategy;

●	our ability to raise capital in the future;

●	competitive pressures and trends in our industry and our ability to successfully compete with our competitors;

●	our ability to avoid losses under lump-sum contracts;

●	the credit and collection risks associated with our clients;

●	our ability to comply with procurement laws and regulations;

●	changes in laws, regulations, or policies;

●	the enactment of legislation that could limit the ability of local, state and federal agencies to contract for our privatized services;

●	our ability to complete our backlog of uncompleted projects as currently projected;

●	the risk of employee misconduct or our failure to comply with laws and regulations;

●	our ability to control, and operational issues pertaining to, business activities that we conduct with business partners and other third parties;

●	significant influence by our principal stockholder and the existence of certain anti-takeover measures in our governing documents; and

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

References in this Annual Report on Form 10-K to “NV5 Global”, the “Company,” “we,” “us,” and “our” refer to NV5 Global, Inc., a Delaware corporation, and its consolidated subsidiaries.

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

We provide a wide range of services, including, but not limited to, construction quality assurance, surveying and mapping, design, consulting, program and construction management, permitting, planning, forensic engineering, litigation support, condition assessment and compliance certification. Our service capabilities are organized into five verticals:

●	Infrastructure, engineering, and support services
●	Construction quality assurance, testing, and inspection
●	Program management
●	Energy services
●	Environmental services

As the needs of our clients have evolved and NV5 has grown, we organized into two operating and reportable segments:

1.	Infrastructure (INF), which includes our engineering, civil program management, and construction quality assurance, testing, and inspection practices; and
2.	Building, Technology & Sciences (BTS), which includes our energy, environmental, and building program management practices.

We are headquartered in Hollywood, Florida, and operate our business from over 100 locations in the U.S. and abroad. All of our offices utilize our shared services platform, which consists of human resources, marketing, finance, information technology, legal, corporate development, and other resources. The platform is scalable and optimizes the performance and efficiency of our business as we grow. Our centralized shared services platform allows us to better manage our business through the application of universal financial and operational controls and procedures and increased efficiencies, and drives lower-cost solutions.

Our primary clients include United States federal, state, municipal, and local government agencies, and military and defense clients. We also serve quasi-public and private sector clients from the education, healthcare, energy, and public utility industries, including schools, universities, hospitals, health care providers, insurance providers, large utility service providers, and large to small energy producers.

During our 70 years in the engineering and consulting business, we have worked and continue to work with many clients including (in alphabetical order):

Airports	Federal, State, Municipal and Local Government Agencies
Boston Logan Airport, MA	Broward County, FL
Chicago O’Hare International Airport, IL	City of Austin, TX
Dallas Fort Worth International Airport, TX	City of Bakersfield, CA
Fort Lauderdale Hollywood International Airport, FL	City of Carlsbad, CA
JFK International Airport, NY	City of Colorado Springs, CO
McCarran International Airport, NV	City of Fresno, CA
Miami International Airport, FL	City of Miami, FL
San Diego International Airport, CA	City of Oceanside, CA
Commercial	City of Philadelphia, PA
Brickell City Center	City of Sacramento, CA
Bronx Zoo Astor Court Reconstruction, NY	Imperial County, CA

Cleveland Museum of Art, OH	Miami-Dade County, FL
Las Vegas City Hall, NV	New York City Economic Development Corporation, NY
Manhattan Waterfront Greenway Improvement, NY	New York Department of Environmental Protection
Massachusetts Division of Capital Asset Management, MA	New York City Housing Authority, NY
Rose Bowl Stadium, CA	San Diego County, CA
The National World War II Museum, LA	Santa Clara County Government, CA
Education and Public Institutions	U.S. Environmental Protection Agency
Harvard University, MA	Healthcare
Michigan State University, MI	Cleveland Clinic, OH
Princeton University, NJ	University of Kansas Medical Center, KS
Rutgers University, NJ	Hospitality
Rice University, TX	Wynn Resorts, NV & Macau
Stanford University, CA	Military
University of San Diego, CA	Peterson Air Force Base, CO
University of Illinois, IL	U.S. Department of Defense (DOD)
University of Iowa, IA	U.S. Department of Veteran Affairs
University of Maryland, MD	Transportation
University of Massachusetts, MA	California Department of Transportation, or Caltrans, CA
University of Miami, FL	California High Speed Rail, CA
University of Minnesota, MN	Caldecott Tunnel
University of North Carolina, NC	Macau Light Rail System
University of Texas, TX	Massachusetts Port Authority
University of Utah, UT	New Jersey Department of Transportation, NJ
Power and Utilities	New Jersey Turnpike Authority, NJ
Florida Power and Light, FL	New York Department of Transportation, NY
Minnesota Power, MN	Port Authority of New York and New Jersey
New York Power Authority, NY	Sabal Trail Transmission Company
Portland General Electric, OR	Utah Department of Transportation, UT
Potomac Electric Power Company	Water
San Diego Gas & Electric, CA	Poseidon Desalination Plant, CA
Southern California Gas Company, CA	Metropolitan Water District of Southern California, CA
Spectra Energy, TX	South Florida Water Management District, FL

Our History

NV5, Inc. (formerly known as Nolte Associates, Inc.) began operations in California in 1949 and was acquired by current management in 2010. Following several acquisitions and growth in its business, NV5 Global completed its initial public offering in March 2013. In the period from 2014 to 2018, NV5 Global acquired a number of smaller engineering firms to both diversify its service offering and expand its geographic reach.

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

Expertise in local markets. To support our vertical service model, we maintain over 100 locations in the United States and abroad. Each of our offices is staffed with licensed or certified professionals who understand the local and regional markets in which they serve. Our local professionals focus on client engagement within their local market while benefiting from the back-office support functions of our shared services platform.

Synergy among our service verticals. We create value for our clients and our shareholders by encouraging our professionals in different service verticals to work together to pursue new work, new clients, and to expand the range of services we can provide our existing clients. Our commitment to cross-selling minimizes our use of sub-consultants to meet our clients’ needs and helps maximize our organic growth.

Strong, long-term client relationships. By combining local market experience and providing our clients expert services in multiple verticals, we have developed strong relationships with our core clients. Some of our professionals have worked with key clients for decades, including government transportation agencies, public utilities and local or state municipalities. By serving as a long-term partner with our clients, we gain a deeper understanding of their overall business needs as well as the unique technical requirements of their projects.

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

Industry-recognized quality of service. We have developed a strong reputation for quality service based upon our industry-recognized depth of experience, ability to attract and retain quality professionals, expertise across multiple service sectors, and our commitment to strategic growth. During the past several years, we received many industry awards and national rankings, including:

●	Engineering News-Record Top 500 Design Firms (#45 in 2018, #54 in 2017, #75 in 2016)	●	Engineering News-Record Top 150 Global Firms (#87 in 2018, #100 in 2017)

●	Zweig Group Hot Firm List – (#1 in 2018 and 2017)	●	Engineering News-Record Top 100 Pure Designers - #25

●	Environmental Business Journal Gold Achievement Award in Business Achievement (2018, 2017, 2016)	●	Fortune Magazine’s 2018 100 Fastest Growing Firms List

●	Building Design + Construction Magazine’s 2018 Giants 300 Report - #9 Engineering/ Architecture Firm	●	Environmental Business Journal Achievement Award in Mergers & Acquisitions (2013-2018)

●	American Consulting Engineers Council- New York Engineering Excellence Awards - 2018 Diamond Award for Freshkills Park Road Project	●	Building Design + Construction Magazine’s 2018 Top 30 Hotel Engineering Firms - #2

●	American Society of Civil Engineers (ASCE) San Diego 2017 Outstanding Civil Engineering Project Award –Mid-Coast Corridor Pipeline Project	●	American Consulting Engineers – New York Engineering Excellence Awards – 2018 Platinum Award for Coastal Resiliency in Broad Channel Project

●	American Public Works Association (APWA) San Diego 2017 Project of the Year Award – Mid-Coast Corridor Pipeline Project

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

Continue to focus on public sector clients while building private sector client capabilities. We have historically derived the majority of our revenue from public and quasi-public sector clients. For the fiscal years 2018, 2017, and 2016, approximately 67%, 68%, and 81%, respectively, of our gross revenues was attributable to public and quasi-public sector clients. During unsteady economic periods, we have focused on public sector business opportunities resulting from public agency outsourcing. We are also positioned to address the challenges presented by the aging infrastructure system of the United States, and the need to provide solutions for transportation, energy, water, and wastewater requirements. However, we also seek to obtain additional clients in the private sector, which typically experiences greater growth during times of economic expansion, by networking, participating in certain organizations, and monitoring private project databases. We will continue to pursue private sector clients when such opportunities present themselves. We believe our ability to service the needs of both public and private sector clients gives us the flexibility to seek and obtain engagements regardless of the current economic conditions.

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

Reportable Segments

The Company operations are organized into two reportable segments:

Infrastructure (INF) includes our engineering, civil program management, and construction quality assurance, testing, and inspection practices

Building, Technology & Sciences (BTS) includes our energy, environmental, and building program management practices

For additional information regarding our reportable segments, see Note 16 - "Reportable Segments" of the "Notes to Consolidated Financial Statements" included in Item 8.

Description of Services

Infrastructure (INF)

Infrastructure, Engineering, and Support Services

We provide our clients with a broad array of services in the areas of infrastructure, engineering, and support. Our integrated approach provides our clients with consistency and accountability for the duration of the project and allows us to create value by maximizing efficiencies of scale. Our services include:

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

Water resources. We assist our clients with a variety of projects related to water supply and distribution (such as hydrogeological investigations and groundwater development), water treatment (including designing and implementing water reclamation, recycling, and reuse projects), and wastewater engineering (including wastewater facility master planning and treatment, designing and implementing collection, treatment and disposal systems, and water quality investigations).

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

Surveying. We are equipped to provide our clients with a full suite of traditional surveying techniques as well as cutting edge technology services, including high-definition surveying services / 3D laser scanning, and unmanned aerial vehicle LiDAR mapping. Our services can be used to determine current site condition, provide real-time infrastructure measuring and mapping, preserve historic sites, aide in forensic and accident investigations, determine volume calculations, and conduct surveys for project progress.

Power delivery. Our power delivery services include both electrical power delivery (such as substation engineering, overhead and underground electrical transmission and distribution design, and site civil engineering) and gas distribution and transmission services (such as pipeline design, pipeline integrity evaluations, and regulator metering station design). These services facilitate the development of comprehensive plans and improvements that lead to lower operational costs and improved efficiency. To take advantage of the growing market for natural gas delivery services in the United States, we recently acquired CHI Engineering who is a national leader in providing engineering and construction management services for the liquefied natural gas, natural gas and liquefied petroleum gas industries.

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

Construction Quality Assurance

We provide construction quality assurance services, testing, and inspection with respect to diverse projects including professional sports stadiums, military facilities, cultural and performing arts centers, airports, hotels, hospitals and health care facilities, fire stations, major public and private universities, and K-12 school districts. We offer these services on an “a la carte” or integrated start-to-finish basis that is intended to guide a client through each phase of a construction project. Our construction quality assurance services generally include site inspections, audits, and evaluations of materials and workmanship necessary to determine and document the quality of the constructed facility. Before a project commences, we offer our clients a variety of assessment services, including environmental, geotechnical, and structural suitability. We perform these pre-construction evaluations in order to help detect any potential problems with the proposed site that could prevent or complicate the successful completion of the project. In addition, we evaluate the onsite building conditions and recommend the best methods and materials for site preparation, excavation, and building foundations.

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

Our services include:

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

The trend towards increased privatization of U.S. federal, state, and local governmental services presents an opportunity for our program management vertical. Faced with increased budgetary constraints and economic challenges, many governmental agencies now seek to outsource various services, including professional guidance for their building departments. For building departments specifically, we typically provide a turnkey solution in exchange for a percentage of the building permit fees collected or a minimum monthly retainer. The governmental agency retains any overage without any overhead costs associated with the fee charged. Outsourcing provides a positive source of revenue for us, while simultaneously increasing the efficiency and quality of service to the public. The governmental agency also gains flexible control of service levels without the challenges of government bureaucracy. Although we plan to grow our program management services organically through the numerous contacts and client relationships we have with U.S. federal, state and local governments, tribal nations, and educational institutions, we are also actively targeting acquisition opportunities that provide program management services.

Buildings, Technology & Sciences (BTS)

Buildings

 Mechanical, Electrical, and Plumbing (MEP) Design. We design integrated facilities that reduce capital, energy, maintenance, and operations costs and use technologies to virtualize the building process and improve collaboration.

●	Mechanical – HVAC system design, air quality management, building automation and control, and sustainability consulting
●	Electrical – code consulting, infrastructure design, standby power, building automation, intelligent lighting control, and solar power
●

Plumbing – needs analysis, system design, construction administration, and evaluation for fresh, waste, and water system design; gas supply systems; drainage systems; and water conservation and recovery

Commissioning. We provide our clients with a collaborative resource, ensuring that building owners and operators benefit from improved systems performance. Our proprietary Lifecycle Commissioning ® is a systematic, engineering-based process that optimizes building efficiency from initial project concept to decommissioning. In addition, we provide retro-commissioning on existing facilities not originally commissioned which can result in energy consumption savings.

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

Environmental Services

The environmental services we offer include occupational health, safety and environmental consulting and testing as well as environmental transactional services. More specifically, our experts investigate and analyze environmental conditions both outside and inside a building, and recommend corrective measures and procedures needed to comply with work place occupational health and safety programs. Our occupational health and safety services include workplace safety audits, ergonomics studies, emergency preparedness plans and response services, and workplace monitoring in regulated industries. We also specialize in the provision of radiation exposure and protection services, as well as nuclear safety and industrial hygiene analyses.

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

We primarily seek acquisitions that allow us to expand or enhance our capabilities in our existing service offerings or to supplement our existing service offerings with new, closely related service offerings. We pursue opportunities that provide the platform to function as a profitable stand-alone operation, are geographically situated to complement our existing operations, and are profitable with strong potential for organic growth. Acquisition targets must have an experienced management team that is compatible with our culture and thoroughly committed to our strategic direction. We believe we add value to the operations of our acquisitions by providing superior corporate marketing and sales support, cash management, financial controls, information technology, risk management and human resources support through a performance optimization process. Our performance optimization process, which was developed by our executives through their extensive experience acquiring and integrating companies, entails a review of both back office and operational functions in order to, among other things, identify how to improve:

●	Inefficiencies related to the delivery of our services to customers
●	Performance of a new acquisition through the integration of personnel into our organization
●	Risk management of a new acquisition
●	Integration of technology and shared services platforms
●	Cross-selling opportunities to create synergies within our service offerings

For more information on our recent acquisitions, please refer to the “Recent Acquisitions” section included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Key Clients and Projects

We currently serve over approximately 2,200 different clients. Our 10 largest clients accounted for approximately 23% of our gross revenues during the year ended December 29, 2018. No individual client represented more than 10% of our gross revenues during 2018, 2017 or 2016. Although we serve a highly diverse client base, during 2018, 2017 and 2016 approximately 67%, 68% and 81%, respectively, of our gross revenues was attributable to public and quasi-public sector clients.

Public sector clients include:

●	U.S. federal, state, and local government departments, agencies, systems, and authorities
●	Transportation agencies
●	Educational systems
●	Public housing authorities

Quasi-public sector clients include:

●	Utility service providers
●	Energy producers
●	Healthcare providers

Of our private sector clients, our largest clients are construction engineering firms and institutional property owners.

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

Our business development efforts emphasize lead generation, industry group networking, and corporate visibility. Most of our business development efforts are led by members of our engineering and other professional teams who are also responsible for managing projects. Our business development efforts are further supported by our shared services marketing group, which consists of a seasoned marketing team and marketing support personnel located at our corporate headquarters and operating units.

As our service offerings continue expanding, we anticipate increasing our cross-selling opportunities. Currently, we are often able to offer our construction quality assurance services to clients in conjunction with our infrastructure, engineering, and support services. Another significant area of cross-selling has been our ability to leverage our electrical and gas design services throughout our national geographic network of offices by introducing our services to new utility service organizations.

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

Employees

As of December 29, 2018, we had 2,384 employees, including 2,153 full-time employees, which includes 635 licensed engineers and other professionals. We have been able to locate and engage highly qualified employees as needed and do not expect our growth efforts to be constrained by a lack of qualified personnel. We consider our employee relations to be good.

Backlog

As of December 29, 2018, we had approximately $389.9 million of remaining performance obligations, or backlog, expected to be recognized over the next 12 months, compared to backlog of approximately $295.9 million as of December 30, 2017. Only the contracts for which funding has been provided and work authorizations have been received are included in our backlog. We cannot guarantee that the remaining performance obligations projected in our backlog will be realized in their entirety or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

We believe our principal publicly listed and private company competitors include the following firms (in alphabetical order): AECOM Technology Corporation (NYSE: ACM), AMEC plc (LSE: AMEC), Bureau Veritas (PAR: BVI), Hill International, Inc. (NYSE: HIL), Intertek Group plc (LSE:ITRK), Jacobs Engineering Group Inc. (NYSE: JEC), Stantec Inc. (TSE: STN), Terracon Consultants, Inc., Tetra Tech, Inc. (NASDAQ: TTEK), TRC Companies, Inc., and Willdan Group (NASDAQ: WLDN).

Seasonality

Historically, our operating results in the months of November through March have generally been weaker compared to our operating results in other months due primarily to adverse weather conditions and the holiday season. As a result, our gross revenues and net income for the first and fourth quarters of our fiscal year may be lower when compared to our results for the second and third quarters of our fiscal year.

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

Risk management is an integral part of our project management approach for lump-sum contracts and our project execution process. We have a risk management process group that reviews and oversees the risk profile of our operations. We also evaluate risk through internal risk analyses in which our management reviews higher-risk projects, contracts, or other business decisions that require corporate legal and risk management approval.

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

Available Information

We use our website www.nv5.com as a channel of distribution of information about NV5 Global, although information contained on our website is not part of, or incorporated into, this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our corporate governance documents, including our code of conduct and ethics, are also available on our website. In this Annual Report on Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for our 2019 Annual Meeting of Stockholders, which we will file with the SEC and will be available, free of charge, on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available on our website.

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

We are dependent upon the efforts and services of Mr. Dickerson Wright, our Chairman and Chief Executive Officer, because of his knowledge, experience, skills, and relationships with major clients and other members of our management team. While we entered into an amended and restated employment agreement with Mr. Wright in November 2018 providing for a five-year term commencing August 2017, Mr. Wright may terminate the agreement upon sixty days’ notice to us. The loss of the services of Mr. Wright for any reason could have an adverse effect on our operations.

Demand from our state and local government and private clients is cyclical and vulnerable to economic downturns. If the economy weakens or client spending declines, our financial results may be impacted.

Demand for services from our state and local government and private clients is cyclical and vulnerable to economic downturns, which may result in clients delaying, curtailing, or canceling proposed and existing projects. Our business traditionally lags the overall recovery in the economy and therefore, our business may not recover immediately when the economy improves. If the economy weakens or client spending declines further, then our revenue, profits, and overall financial condition may deteriorate.

Our state and local government clients may also face budget deficits that prohibit them from funding new or existing projects. In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions. Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding and the potential of increased credit losses on uncollectible invoices. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected. Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.

Worldwide economic uncertainties and specific conditions in the markets we address may adversely impact our operating results.

Over the past several years, the general worldwide economy has been affected, at various times, to slower economic activity, concerns about inflation and deflation, increased energy costs, international trade disputes and imbalances, and adverse business conditions. These conditions may make it difficult for our clients and vendors to accurately forecast future business activities, which could cause businesses to slow spending on services. Such conditions may also make it difficult for us to predict the short-term and long-term impacts of these trends on our business. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry, and any such economic slowdown could have any adverse effect on our results of operations.

Our revenue, expenses, and operating results may fluctuate significantly.

Our revenue, expenses, and operating results may fluctuate significantly because of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. In addition to the other risks described in this “Risk Factors” section, the following factors could cause our operating results to fluctuate:

●	delays, increased costs, or other unanticipated changes in contract performance that may affect profitability, particularly with lump-sum contracts or contracts that have funding limits;

●	seasonality of the spending cycle of our public sector clients, notably the U.S. federal government, the spending patterns of our private sector clients, and weather conditions;

●	budget constraints experienced by our federal, state, and local government clients;

●	our ability to integrate any companies that we acquire;

●	the number and significance of client contracts commenced and completed during a quarter;

●	the continuing creditworthiness and solvency of clients;

●	reductions in the prices of services offered by our competitors; and

●	legislative and regulatory enforcement policy changes that may affect demand for our services.

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

During 2018, approximately 67% of our gross revenues was attributable to public and quasi-public sector clients. A significant amount of our revenues are derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below. Our backlog includes only the projects that have had funding appropriated.

The demand for our government-related services is generally driven by the level of government program funding. Accordingly, the success and further development of our business depends, in large part, upon the continued funding of these government programs and upon our ability to obtain contracts and perform well under these programs. There are several factors that could materially affect our government contracting business, including the following:

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

Although we provide minimal service to the U.S. federal government, if the U.S. government does not complete its budget process before its fiscal year-end on September 30, government operations are typically funded by means of a continuing resolution. Under a continuing resolution, the government essentially authorizes agencies of the U.S. government to continue to operate and fund programs at the prior year end but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, or should appropriations legislation not be enacted prior to the expiration of such continuing resolution resulting in a partial shut-down of federal government operations, government agencies may delay the procurement of services, which could reduce our future revenue.

California state budgetary constraints may have a material adverse impact on us.

The state of California has historically been and is considered to be a key geographic region for our business, as approximately 30%, 32%, and 34% of our gross revenues during 2018, 2017 and 2016, respectively, came from California-based projects. Ongoing uncertainty as to the timing and accessibility of budgetary funding, changes in state funding allocations to local agencies and municipalities, or other delays in purchasing for, or commencement of, projects may have a negative impact on our gross revenues and net income.

Public sector agencies may modify, curtail, or terminate our contracts at any time prior to their completion and, if we do not replace them, we may suffer a decline in revenue.

Most public sector contracts may be modified, curtailed, or terminated. If a contract is terminated, we typically are able to recover only costs incurred or committed, settlement expenses, and profit on work completed prior to termination, which could prevent us from recognizing all of our potential revenue and profits from that contract.

Our failure to win new contracts and renew existing contracts with private and public sector clients may adversely affect our business operations and financial results.

Our business depends on our ability to win new contracts and renew existing contracts with private and public sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors. These factors include market conditions, financing arrangements, and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required government approvals, we may not be able to pursue particular projects, which could adversely affect our profitability.

Our inability to win or renew government contracts during regulated procurement processes or preferences granted to certain bidders for which we would not qualify could harm our operations and significantly reduce or eliminate our profits.

Government contracts are awarded through a regulated procurement process. The U.S. federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as indefinite delivery/indefinite quantity (“IDIQ”) contracts, which generally require those contractors who have previously been awarded the IDIQ to engage in an additional competitive bidding process before a task order is issued. The increased competition may require us to make sustained efforts to reduce costs in order to realize revenue and profits under government contracts. If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted. The U.S. federal government has also increased its use of IDIQs in which the client qualifies multiple contractors for a specific program and then awards specific task orders or projects among the qualified contractors. As a result, new work awards tend to be smaller and of shorter duration, since the orders represent individual tasks rather than large, programmatic assignments. In addition, the U.S. government has announced its intention to scale back outsourcing of services in favor of “insourcing” jobs to its employees, which could reduce our revenue. Moreover, even if we are qualified to work on a government contract, we may not be awarded certain contracts because of existing government policies designed to protect small businesses and underrepresented minority contractors. The federal government has announced specific statutory goals regarding awarding prime and subcontracts to small businesses, women-owned small businesses, and small disadvantaged businesses, which may obligate us to involve such businesses as subcontractors with respect to these contracts at lower margins than when we use our own professionals. While we are unaware of any reason why our status as a public company would negatively impact our ability to compete for and be awarded government contracts, our inability to win or renew government contracts during regulated procurement processes or as a result of the policies pursuant to which these processes are implemented could harm our operations and significantly reduce or eliminate our profits.

If we fail to complete a project in a timely manner, miss a required performance standard, or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may reduce or eliminate our overall profitability.

Our engagements often involve large-scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. If a project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The performance of projects can be affected by a number of factors including unavoidable delays from government inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards and labor disruptions. To the extent these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability. Further, any defects or errors, or failures to meet our clients’ expectations, could result in claims for damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes, or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued.

We depend on a limited number of clients for a significant portion of our business.

Our ten largest clients accounted for approximately 23% of our gross revenues during the year ended December 29, 2018. Although no individual client represented more than 10% of our gross revenues during 2018, 2017 or 2016, the loss of, or reduction in orders from, these large clients could have a material adverse effect on our business, financial condition, and results of operations.

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“2017 Tax Reform”), which significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 35% to 21%; limiting the deductibility of interest expense; implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Future acquisitions could be impacted by this change if we choose to structure future acquisitions by means of incurring indebtedness as opposed to issuing equity.

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

If we are not able to successfully manage our growth strategy, our business operations and financial results may be adversely affected.

Our expected future growth presents numerous managerial, administrative and operational challenges. Our ability to manage the growth of our operations will require us to continue to improve our management information systems and our other internal systems and controls. In addition, our growth will increase our need to attract, develop, motivate, and retain both our management and professional employees. The inability of our management to effectively manage our growth or the inability of our employees to achieve anticipated performance could have a material adverse effect on our business.

 Our credit agreement with Bank of America, N.A. contains a number of restrictive covenants which could limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

Our credit agreement contains a number of significant covenants that impose operating and other restrictions on us and our subsidiaries. Such restrictions affect or could affect, and in many respects limit or prohibit, among other things, our ability and the ability of certain of our subsidiaries to:

●	incur additional indebtedness;
●	create liens;
●	pay dividends and make other distributions in respect of our equity securities;
●	redeem our equity securities;
●	enter into certain lines of business;
●	make certain investments or certain other restricted payments;
●	sell certain kinds of assets;
●	enter into certain types of transactions with affiliates; and
●	undergo a change in control or effect certain mergers or consolidations.

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

A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under the credit agreement. If an event of default occurs, the lenders under the credit agreement could elect to:

●	declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;
●	require us to apply all of our available cash to repay the borrowings; or
●	prevent us from making debt service payments on certain of our borrowings.

If we were unable to repay or otherwise refinance these borrowings when due, the lenders under the credit agreement could sell the collateral securing the credit agreement, which constitutes a significant majority of our domestic subsidiaries' assets.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our credit agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though any amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 29, 2018, no indebtedness was outstanding under the credit agreement. We may determine to enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in the future in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

Our industry is highly competitive and we may not be able to compete effectively with competitors.

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

Losses under lump-sum contracts may adversely impact our business operations and financial results.

Lump-sum contracts typically require the performance of all of the work under the contract for a specified lump-sum fee, subject to price adjustments if the scope of the project changes or unforeseen conditions arise.  For the year ended December 29, 2018, approximately 22% of our revenue was recognized under lump-sum contracts. Lump-sum contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform, and economic or other changes that may occur during the contract period. Losses under lump-sum contracts could adversely impact our results of operations.

if our clients delay in paying or fail to pay amounts owed to us, our business operations and financial results may be adversely impacted.

Accounts receivable represent the largest asset on our balance sheet. While we take steps to evaluate and manage the credit risks relating to our clients, economic downturns or other events can adversely affect the markets we serve and our clients ability to pay, which could reduce our ability to collect amounts due from clients. If our clients delay in paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, results of operations, and financial condition.

If we extend a significant portion of our credit to clients in a specific geographic area or industry, we may experience disproportionately high levels of collection risk and nonpayment if those clients are adversely affected by factors particular to their geographic area or industry.

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. We face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. Our ten largest clients accounted for approximately 23% of our gross revenues during 2018, although no individual client represented more than 10% of our gross revenues during 2018, 2017 or 2016. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our ability to collect our receivables and, ultimately, our revenues and results of operations.

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

State and other public employee unions may bring litigation that seeks to limit the ability of public agencies to contract with private firms to perform government employee functions in the area of public improvements. Judicial determinations in favor of these unions could affect our ability to compete for contracts and may have an adverse effect on our financial results.

For over 20 years, state and other public employee unions have challenged the validity of propositions, legislation, charters, and other government regulations that allow public agencies to contract with private firms to provide services in the fields of engineering, design, and construction of public improvements that might otherwise be provided by public employees. These challenges could have the effect of eliminating or severely restricting the ability of municipalities to hire private firms and otherwise require them to use union employees to perform the services. If a state or other public employee union is successful in its challenge, this may result in additional litigation which could affect our ability to compete for contracts.

Our use of the percentage-of-completion method of revenue recognition could result in a reduction or reversal of previously recorded revenue and profits.

We account for some of our contracts on the percentage-of-completion method of revenue recognition. These contracts accounted for approximately 22% of our revenue for the year ended December 29, 2018. Generally, our use of this method results in recognition of revenue and profit ratably over the life of the contract based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, including the achievement of award fees as well as the impact of change orders and claims, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenue and profit.

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

Our actual business and financial results could differ from those estimates, which may significantly reduce or eliminate our profit.

We have identified a material weakness in our internal control over financial reporting which, if not timely remediated, may adversely affect the accuracy and reliability of our future financial statements, and our reputation, business and the price of our common stock, as well as may lead to a loss of investor confidence in us.

As described under Item 9A. “Controls and Procedures” below, management has concluded that a material weakness in our internal control over financial reporting existed as of December 29, 2018. This material weakness related to internal control deficiencies over the initial set up of project contracts in our project management system and adequate documentation to support the analysis of certain percentage of completion projects. Accordingly, internal control over financial reporting and our disclosure controls and procedures were not effective as of such date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We will take immediate action to remediate this material weakness. While we believe the steps described under Item 9A below will improve the effectiveness of our internal control over financial reporting and remediate the identified deficiencies, if our remediation efforts are insufficient to address the material weakness or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to analyze, record and report financial information accurately, to prepare our financial statements within the time periods specified by the rules and forms of the SEC and to otherwise comply with our reporting obligations under the federal securities laws and our long-term debt agreements will likely be adversely affected. The occurrence of, or failure to remediate, this material weakness and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability of our financial statements and have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by the SEC or other regulatory authorities, possible defaults under our credit agreement, shareholder lawsuits, a loss of investor confidence and damage to our reputation.

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

If we over-utilize our workforce, our employees may become disengaged, which will impact employee attrition. If we under-utilize our workforce, our profit margin and profitability could suffer.

Our backlog is subject to cancellation and unexpected adjustments, and is an uncertain indicator of future operating results.

As of December 29, 2018, we had approximately $389.9 million of remaining performance obligation, or backlog, expected to be recognized over the next 12 months. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. We cannot guarantee that the remaining performance obligation projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Employee, agent or partner misconduct or our overall failure to comply with laws or regulations may adversely impact our reputation and financial results as well as subject us to criminal and civil enforcement actions.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents, or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with regulations regarding government procurements, the protection of classified information, bribery and other foreign corrupt practices, pricing of labor and other costs in government contracts, lobbying or similar activities, internal controls over financial reporting, environmental laws, and any other applicable laws or regulations. For example, the FCPA, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these regulations and laws, and we take precautions to prevent and detect misconduct. However, since our internal controls are subject to inherent limitations, including human error, it is possible that these controls could be intentionally circumvented or become inadequate because of changed conditions. As a result, we cannot assure that our controls will protect us from reckless or criminal acts committed by our employees and agents. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, loss of security clearances, and suspension or debarment from contracting, any or all of which could harm our reputation, reduce our revenue and profits, and subject us to criminal and civil enforcement actions. Historically, we have not had any material cases involving misconduct or fraud.

Failure of our subconsultants to satisfy their obligations to us or other parties, or the inability to maintain these relationships, may adversely impact our business operations and financial results.

We depend on subconsultants in conducting our business. There is a risk that we may have disputes with our subconsultants arising from, among other things, the quality and timeliness of work performed, client concerns, or failure to extend existing task orders or issue new task orders under a subcontract. In addition, if any of our subconsultants fail to deliver on a timely basis the agreed-upon supplies, go out of business, or fail to perform on a project, our ability to fulfill our obligations may be jeopardized and we may be contractually responsible for the work performed. The absence of qualified subconsultants with which we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

We also rely on relationships with other contractors when we act as their subconsultants or joint venture partner. Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or teaming arrangement relationships with us or if a government agency terminates or reduces these other contractors’ programs, does not award them new contracts, or refuses to pay under a contract.

Changes in resource management or infrastructure industry laws, regulations, and programs could directly or indirectly reduce the demand for our services which could in turn negatively impact our revenue.

Some of our services are directly or indirectly impacted by changes in U.S. federal, state, local, or foreign laws and regulations pertaining to resource management, infrastructure, and the environment. In addition, growing concerns about climate change may result in the imposition of additional regulations, international protocols or other restrictions on emissions. Accordingly, such additional laws and regulations or a relaxation or repeal of existing laws and regulations, or changes in governmental policies regarding the funding, implementation, or enforcement of these programs, could result in a decline in demand for our services, which could in turn negatively impact our revenue.

Legal proceedings, investigations, and disputes, including those assumed in acquisitions of other businesses for which we may not be indemnified, could result in substantial monetary penalties and damages.

We engage in professional and technical consulting and certification services that can result in substantial injury or damages that may expose us to legal proceedings, investigations, and disputes. In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients. We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate. As a public company, we also face the risk that one or more securities class action lawsuits will be filed alleging investor losses are attributable to our filings with the SEC or otherwise. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.

We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities. However, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities and as such, we may incur liabilities that exceed or that are excluded from our insurance coverage or for which we are not insured.

Unavailability or cancellation of third-party insurance coverage would increase our overall risk exposure as well as disrupt the management of our business operations.

We maintain insurance coverage from third-party insurers as part of our overall risk management strategy and some of our contracts require us to maintain specific insurance coverage limits. If any of our third-party insurers fail, suddenly cancel our coverage, or otherwise are unable to provide us with adequate insurance coverage, our overall risk exposure and our operational expenses would increase and the management of our business operations would be disrupted. In addition, there can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits.

Our failure to implement and comply with our safety program may adversely impact our financial results.

Our safety program is a fundamental element of our overall approach to risk management and the implementation of the safety program is significant to our clients. We maintain an enterprise-wide group of health and safety professionals to help ensure that the services we provide are delivered safely and in accordance with standard work processes. Unsafe job sites and office environments have the potential to increase employee turnover, the cost of a project to our clients and our operating costs as well as expose us to types and levels of risk that are fundamentally unacceptable. The implementation of our safety processes and procedures are monitored by various agencies and rating bureaus, and may be evaluated by certain clients in cases in which safety requirements have been established in our contracts. We may be adversely affected if we fail to meet these requirements or do not properly implement and comply with our safety program.

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

Weather conditions and seasonal revenue fluctuations may adversely impact on our financial results.

Our financial results during the months of November through March may be impacted by adverse weather conditions and the holiday season. As a result, our revenue and net income for the first and fourth quarters of our fiscal year may be lower when compared to our results for the second and third quarters of our fiscal year. If we were to experience lower-than-expected revenue during any such periods, our expenses may not be offset.

Catastrophic events may adversely impact our business operations.

Our business operations may be adversely impacted by force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters as well as terrorist attacks. Such events could result in the closure of offices, interruption of projects, and the relocation of employees. We typically remain obligated to perform our services after a terrorist attack or natural disaster unless the contract contains a force majeure clause that relieves us of our contractual obligations. If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our business operations.

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

Our business is highly dependent on communications and information systems. These systems are primarily operated by third-parties and, as a result, we have limited ability to ensure their continued operation. In the event of systems failure or interruption, we have limited ability to affect the timing and success of systems restoration. Any failure or interruption of our systems could cause delays or other problems in the delivery of our services, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock.

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

We have only a limited ability to protect our intellectual property rights, and our failure to protect our intellectual property rights may adversely affect our competitive position.

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

Mr. Dickerson Wright, our Chairman and Chief Executive Officer, beneficially owned 1,982,685 shares, or approximately 16% of our common stock on a fully diluted basis as of March 7, 2019. Accordingly, Mr. Wright has the power to significantly influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including decisions regarding mergers, going private transactions, and other extraordinary transactions, and to significantly influence the terms of any of these transactions. Although Mr. Wright owes our stockholders certain fiduciary duties as a director and an executive officer, Mr. Wright could take actions to address his own interests, which may be different from those of our other stockholders.

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

As of December 29, 2018, we have registered an aggregate of 1,733,299 shares of common stock reserved under Registration Statements on Form S-8 and we may file additional Registration Statements on Form S-8 to register additional shares reserved under our equity incentive plan or employee stock purchase plan. Issuance of shares of common stock pursuant to our equity incentive plan or employee stock purchase plan may have a dilutive effect on our common stock. Also, all shares issued pursuant to a Registration Statement on Form S-8 can be freely sold in the public market upon issuance, subject to restrictions on our affiliates under Rule 144 promulgated by the SEC under the Securities Act of 1933, as amended.  If a large number of these shares are sold in the public market, the sales may be viewed negatively by the market and adversely affect the market price of our common stock.

We currently do not pay dividends and do not intend to pay dividends on our shares of common stock in the foreseeable future and, consequently, your only current opportunity to achieve a return on your investment is if the price of our shares appreciates.

We currently do not pay dividends and our credit agreement contains restrictions regarding the payment of dividends. Accordingly, we do not expect to pay dividends on our shares of common stock in the foreseeable future and intend to use cash to grow our business. Consequently, your only current opportunity to achieve a return on your investment in us will be if the market price of our common stock appreciates.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our principal executive offices are located in approximately 11,760 square feet of office space that we lease at 200 South Park Road, Suite 350, Hollywood, Florida. We lease office space in 82 locations around the world. In total, our facilities contain approximately 556,460 square feet of office space and are subject to leases that expire through 2031. We do not own any real property. Our lease terms vary from month-to-month to multi-year commitments. We do not consider any of these leased properties to be materially important to us. While we believe it is necessary to maintain offices through which our services are coordinated, we feel there are an ample number of available office rental properties that could adequately serve our needs should we need to relocate or expand our operations.

The following table summarizes our ten most significant leased properties by location based on annual rental expense:

Location	Description	Reportable Segment
Hollywood, FL	Corporate Headquarters	Not Applicable
San Diego, CA	Office Building	INF
Portsmouth, NH	Office Building	INF
Parsippany, NJ	Office Building	INF
Andover, MA	Office Building	BTS
Las Vegas, NV	Office Building	BTS
St. Paul, MN	Office Building	BTS
New York, NY	Office Building	INF
Cary, NC	Office Building	INF
Boston, MA	Office Building	BTS

ITEM 3.	LEGAL PROCEEDINGS.

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

Holders

Our common stock is listed on the Nasdaq Capital Market under the symbol NVEE. As of March 7, 2019, there were 852 holders of record of our common stock. These numbers do not include beneficial owners whose shares are held in “street name.”

Dividends

We have not paid cash dividends on our common stock and our credit agreement contains restrictions regarding the payment of dividends, Accordingly, we do not expect to pay any dividends on our common stock for the foreseeable future, as we intend to retain all earnings to provide funds for the operation and expansion of our business. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as the extent to which our financing arrangements permit the payment of dividends, earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 29, 2018 were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K except as follows:

In October 2018, we issued 15,603 shares of our common stock as partial consideration for our previous acquisition of J.B.A. Consulting Engineers, Inc. In November 2018, we issued 44,506 shares of our common stock as partial consideration for our acquisition of CHI Engineering, Inc. and our previous acquisition of Hanna Engineering, Inc. These issuances were made pursuant to the provisions agreed to at the time of the acquisition. We issued these shares in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. For a description of our acquisitions, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Recent Acquisitions.

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

	Years Ended
	December 29,	December 30,	December 31,	December 31,	December 31,
Statements of Operations Data	2018	2017	2016	2015	2014
	(in thousands, except per share data)

Gross revenues	$418,081	$333,034	$223,910	$154,655	$108,382

Direct costs:
Salaries and wages	132,922	103,011	73,966	53,687	36,976
Sub-consultant services	62,218	50,171	31,054	21,394	15,996
Other direct costs	21,537	14,598	11,310	10,796	10,229
Total direct costs	216,677	167,780	116,330	85,877	63,201

Gross Profit	201,404	165,254	107,580	68,778	45,181

Operating Expenses:
Salaries and wages, payroll taxes and benefits	102,221	86,222	55,586	34,731	22,887
General and administrative	31,713	26,747	19,351	11,930	8,865
Facilities and facilities related	14,401	12,589	8,012	4,950	3,198
Depreciation and amortization	17,384	13,128	6,228	3,468	1,988
Total operating expenses	165,719	138,686	89,177	55,079	36,938

Income from operations	35,685	26,568	18,403	13,699	8,243

Interest expense	(1,966)	(1,935)	(257)	(212)	(274)

Income before income tax expense	33,719	24,633	18,146	13,487	7,969
Income tax expense	(6,863)	(627)	(6,539)	(4,995)	(3,076)
Net income	$26,856	$24,006	$11,607	$8,492	$4,893

Basic earnings per share	$2.44	$2.36	$1.27	$1.25	$0.96
Diluted earnings per share	$2.33	$2.23	$1.22	$1.18	$0.87

Weighted average common shares outstanding:
Basic	10,991,124	10,178,901	9,125,167	6,773,135	5,102,058
Diluted	11,506,466	10,777,806	9,540,051	7,215,898	5,592,010

Balance Sheet Data	December 29,	December 30,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014
Cash and cash equivalents	$40,739	$18,751	$35,666	$23,476	$6,872
Total assets	439,421	305,780	221,486	111,769	55,390
Long-term debt, including current portion	51,684	70,447	34,835	11,986	8,132
Total equity	317,542	180,097	148,161	80,763	35,605

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Recent Acquisitions

The aggregate value of all consideration for our acquisitions consummated during fiscal years 2018, 2017 and 2016 was approximately $95,450, $73,280 and $59,050, respectively, before any fair value adjustments. The net assets acquired in these periods were $51,705, $31,689 and $39,727, respectively, while the gross revenues associated with these acquisitions (from their respective dates of acquisition) were $33,468, $59,048 and $46,172, respectively.

On November 2, 2018 we acquired CHI Engineering Inc. ("CHI"), an infrastructure engineering firm based in Portsmouth, New Hampshire. CHI is a leading provider of engineering, procurement, and construction management services to the liquefied natural gas (“LNG”), petroleum gas (“LPG”) and Natural Gas industries. CHI’s client base includes the majority of LNG facility owner/operators in the U.S. The aggregate purchase price of this acquisition is up to $53,000, paid with a combination of cash, stock and promissory notes at closing and future cash, stock and note payments.

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

On December 6, 2016, we acquired CivilSource, Inc. ("CivilSource"), an infrastructure engineering consulting firm based in Irvine, California. CivilSource's team of professionals specializes in the provision of comprehensive design and program management services on roadway, highway, and streets projects, as well as water and wastewater, flood control, and facilities projects. The purchase price of this acquisition was up to $11,050, including $5,050 in cash; $3,500 in promissory notes (bearing interest at 3%), payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition and $1,500 of the Company’s common stock (43,139 shares) issued as of the closing date. The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash, subject to the achievement of certain agreed upon financial metrics for the year ended 2017, which was not achieved.

On November 30, 2016, we acquired Hanna Engineering, Inc ("Hanna"), a leading Northern California-based bridge and transportation program management firm. The purchase price of this acquisition was up to $10,000, including $4,500 in cash; $2,700 in promissory notes (bearing interest at 3%), payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition; 18,197 shares of common stock representing $600 and $1,200 of the Company’s common stock payable in two installments of $600, due on the first and second anniversaries of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash, subject to the achievement of certain agreed upon financial metrics for the year ended 2017, which was not achieved.

On October 26, 2016, we acquired J.B.A. Consulting Engineers, Inc. ("JBA"), a Las Vegas, Nevada-based MEP engineering, acoustics, technology, and fire protection consulting firm. The aggregate purchase price for this acquisition was $23,000, including cash in the aggregate amount of $12,000, 44,947 shares of common stock representing $1,400, and promissory notes in the aggregate principal amount of $7,000. The promissory notes are payable in five aggregate annual installments of $1,400 on each of October 26, 2017, 2018, 2019, 2020 and 2021. The promissory notes bear interest at the rate of 3.0% per annum. The purchase price also includes $2,600 of the Company’s common stock payable in two installments of $1,300, due on the first and second anniversaries of the acquisition.

On September 12, 2016, we acquired certain assets of Weir Environmental, L.L.C. (“Weir”), a New Orleans, Louisiana-based emergency remediation and environmental assessment firm. Weir also provides residential and commercial property loss consulting services. The purchase price of this acquisition was $1,000 including $300 in cash, $500 promissory note (bearing interest at 3.0%), payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition and $200 of the Company’s common stock (6,140 shares) as of the closing date of the acquisition.

On May 20, 2016, we acquired Dade Moeller & Associates, Inc., a North Carolina corporation ("Dade Moeller"). Dade Moeller provides professional services in radiation protection, health physics, and worker safety to government and commercial facilities.  Dade Moeller's technical expertise includes radiation protection, industrial hygiene and safety, environmental services and laboratory consulting.  This acquisition expanded the Company’s environmental, health and safety services and allows the Company to offer these services on a broader scale within its existing network. The purchase price of this acquisition was $20,000 including $10,000 in cash, $6,000 in promissory notes (bearing interest at 3.0%), payable in four installments of $1,500, due on the first, second, third and fourth anniversaries of May 20, 2016, the effective date of the acquisition, $1,000 of the Company’s common stock (36,261 shares) as of the closing date of the acquisition, and $3,000 in stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016.

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

Common Stock offering

On August 9, 2018, we priced an underwritten follow-on offering of 1,270,000 shares of the Company’s common stock (the “2018 Firm Shares”) at an offering price of $79.00 per share. The shares were sold pursuant to an effective registration statement on Form S-3 (Registration No. 333-224392). In addition, a selling stockholder of the Company granted the underwriters of the offering a 30-day option to purchase up to 190,500 shares (the “2018 Option Shares”) of our common stock at the public offering price less the underwriting discount. On August 13, 2018, we closed on the 2018 Firm Shares, for which we received net proceeds of approximately $93,500 after deducting the underwriting discount and estimated offering expenses payable by the Company, and the selling stockholder of the Company closed on the sale of all 2018 Option Shares. We did not receive any proceeds associated with the sale of the 2018 Option Shares by the selling stockholder.

Components of Income and Expense

Revenues

We enter into contracts with our clients that contain two principal types of pricing provisions, representing a percentage of total revenue as shown below:

	2018	2017	2016
Cost Reimbursable	92%	93%	91%
Fixed-unit Price	8%	7%	9%

Cost-reimbursable contracts. Cost-reimbursable contracts consist of the following:

●

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

●

Cost-plus contracts are the predominant contracting method used by U.S. federal, state, and local governments. Under these type contracts, we charge clients for its costs, including both direct and indirect costs, plus a negotiated fee. The total estimated cost plus the negotiated fee represents the total contract value.

●

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

Fixed-unit price contracts. Fixed-unit price contracts consist of the following:

●

Fixed-unit price contracts typically require the performance of an estimated number of units of work at an agreed price per unit, with the total payment under the contract determined by the actual number of units performed.

Revenues from engineering services are recognized in accordance with the accrual basis of accounting. Revenues under cost-reimbursable contracts are recognized when services are performed or on the percentage-of-completion method. Revenues recognized on the percentage-of-completion method are generally measured by the direct costs incurred to date as compared to estimated costs incurred and represents approximately 22%, 14%, and 19% of revenues recognized during fiscal years 2018, 2017 and 2016, respectively. Revenues from fixed-unit price contracts are recognized at a point in time.

Direct Costs of Revenues (excluding depreciation and amortization)

Direct costs of revenues consist of the following in connection with fee generating projects:

●	Technical and non-technical salaries and wages
●	Production expenses
●	Sub-consultant services

Operating Expenses

Operating expenses are expensed as incurred and include the following:

●	Marketing expenses
●	Management and administrative personnel costs
●	Payroll taxes, bonuses and employee benefits
●	Portion of salaries and wages not allocated to direct costs of revenues
●	Facility costs
●	Depreciation and amortization
●	Professional services, legal and accounting fees, and administrative operating costs

Critical Accounting Policies and Estimates

Our critical accounting estimates are those we believe require our most significant judgments about the effect of matters that are inherently uncertain. A discussion of our critical accounting estimates, the underlying judgments and uncertainties used to make them and the likelihood that materially different estimates would be reported under different conditions or using different assumptions is as follows:

Revenue Recognition

On the first day of fiscal year 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective approach to all contracts that were not completed as of the beginning of fiscal year 2018. Topic 606 is a comprehensive new revenue recognition model that required a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Topic 606 became effective for us in the first quarter of fiscal year 2018. Results for reporting periods beginning after December 30, 2017 are presented under Topic 606, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Adoption of Topic 606 did not have an impact on our consolidated net income, financial position, and cash flows; however, it has resulted in expanded disclosures. Revenue from the vast majority of our contracts will continue to be recognized over time because of the continuous transfer of control to the customer. The impact to revenues from adopting Topic 606 for the period ended December 29, 2018 was not material.

To determine the proper revenue recognition method, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and therefore, is not distinct. We may also promise to provide distinct goods or services within a contract in which case we separate the contract into multiple performance obligations. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. Typically, we sell a customer a specific service and in these cases, we use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

Our performance obligations are satisfied as work progresses or at a point in time. Gross revenues from services transferred to customers over time accounted for 92% of our revenues for the period ended December 29, 2018. For our cost-reimbursable contracts, revenue is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it best depicts the transfer of control to the customer which occurs as we incur costs on its contracts. Contract costs include labor, subcontractors’ costs and other direct costs. Gross revenue from services transferred to customers at a point in time accounted for 8% of our revenues for the period ended December 29, 2018. Revenue from these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed.

Contract modifications are common in the performance of our contracts. Contracts modified typically result from changes in scope, specifications, design, performance, sites, or period of completion. In most cases, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.

Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses and others are recorded on the cumulative catch-up basis in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment. During the period ended December 29, 2018, the cumulative catch-up adjustment for contract modifications was not material.

Allowance for Doubtful Accounts

We record billed and unbilled receivables net of an allowance for doubtful accounts. The allowance is estimated based on management’s evaluation of the contracts involved and the financial condition of clients. Factors considered include:

●	Client type (governmental or private client)
●	Historical performance
●	Historical collection trends
●	General economic conditions

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

Goodwill and Intangible Assets

Goodwill is the excess of consideration paid for an acquired entity over the amounts assigned to assets acquired, including other identifiable intangible assets and liabilities assumed in a business combination. To determine the amount of goodwill resulting from a business combination, we perform an assessment to determine the acquisition date fair value of the acquired company’s tangible and identifiable intangible assets and liabilities.

We evaluate goodwill annually for impairment on August 1, or whenever events or changes in circumstances indicate the asset may be impaired, using the quantitative method. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. We determine fair value through multiple valuation techniques, and weight the results accordingly. We make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of our reporting unit exceeds the fair value of our reporting unit, we would calculate the implied fair value as compared to the carrying value to determine the appropriate impairment charge, if any.

On August 1, 2018, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses, the Company determined the fair value of each of the reporting units exceeded its carrying value and therefore, there was no goodwill impairment. There were no indicators, events or changes in circumstances that would indicate goodwill impairment for the period from August 1 to December 29, 2018.

Identifiable intangible assets primarily include customer backlog, customer relationships, trade names and non-compete agreements. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model.

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

Several factors are considered when determining contingent consideration liabilities as part of the purchase price, including whether (i) the valuation of the acquisitions is not supported solely by the initial consideration paid and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (ii) the former owners of the acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of other key employees. The contingent earn-out payments are not affected by employment termination.

We review and re-assess the estimated fair value of contingent consideration liabilities on a quarterly basis, and the updated fair value could differ materially from the initial estimates. We measure contingent consideration recognized in connection with business combinations at fair value on a recurring basis using Level 3 inputs. We use a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration liabilities on the acquisition date and at each reporting period. The Level 3 inputs used in the fair value measurements are projections over the earn-out period, and the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent consideration liabilities. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and amount paid will be recorded in earnings. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in income from operations.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Years Ended
	December 29,	December 30,	December 31,
	2018	2017	2016

Gross revenues	$418,081	$333,034	$223,910
Less sub-consultant services and other direct costs	(83,755)	(64,769)	(42,364)

Net revenues (1)	334,326	268,265	181,546
Direct salary and wages costs	(132,922)	(103,011)	(73,966)

Gross profit	201,404	165,254	107,580

Operating expenses	165,719	138,686	89,177

Income from operations	35,685	26,568	18,403

Interest expense	(1,966)	(1,935)	(257)

Income tax expense	(6,863)	(627)	(6,539)

Net income	$26,856	$24,006	$11,607

(1)

Net Revenues is not a measure of financial performance under GAAP. Gross revenues include sub-consultant costs and other direct costs which are generally pass-through costs. The Company believes that Net Revenues, which is a non-GAAP financial measure commonly used in our industry enhances investors’ ability to analyze our business trends and performance because it substantially measures the work performed by our employees.

 Year ended December 29, 2018 compared to year ended December 30, 2017

Gross and Net Revenues

Our consolidated gross revenues increased by $85,047, or 26% in 2018 compared to 2017. Our consolidated net revenues increased by $66,061, or approximately 25% in 2018 compared to 2017.

The increases in gross and net revenues were primarily due to the contribution from various acquisitions completed during 2018 as well as organic growth from our existing platform. The increase in gross and net revenues for 2018 were $33,468 and $25,655, respectively for acquisitions closed during 2018. The increase is also attributable to the full year impact of revenues for our 2017 acquisitions. The growth in revenues was also attributable to increases in:

●	Energy distribution services

●	Construction materials testing;
●	Infrastructure engineering services
●	Energy and environmental services

Also contributing to the increase in net revenues for 2018 is an increased utilization of our billable employees.

Gross Profit

As a percentage of gross revenues, our gross profit margin was 48.2% and 49.6%, in 2018 and 2017, respectively. The decrease in gross profit margins was due primarily to the mix of projects we worked on where there was an increased use of sub-consultants used to perform services.

Operating expenses

Our operating expenses increased $27,033, or 19% in 2018 compared to 2017. The increase in operating expenses was primarily due to:

●	$26,353 – additional operating expenses associated with acquisitions closed during 2018.
●	$2,743 – increase in amortization of intangible assets.

Also contributing to the increases in operating expenses is the full year impact of operating expenses in 2018 related to 2017 acquisitions. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs.

Income taxes

Our consolidated effective income tax rate was 20.4% and 2.5% in 2018 and 2017, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate is principally due to research and development credits. The change in the effective income tax rate in 2018 compared to 2017 is attributed to the tax impacts of the 2017 Tax Reform. In 2018, we recorded a reduction in income tax expense of $1,232 relating to the income tax benefit received in conjunction with the vesting of restricted stock during the period. See Note 15 of the Notes to Consolidated Financial Statements for further detail of income tax expense.

Year ended December 30, 2017 compared to year ended December 31, 2016

Gross and Net Revenues

Our consolidated gross revenues increased by $109,124 or 48.7% in 2017 compared to 2016. Our consolidated net revenues increased by $86,719 or 47.8% in 2017 compared to 2016.

The increases in gross and net revenues were primarily due to the contribution from various acquisitions completed during 2017 as well as organic growth from our existing platform. The increase in gross and net revenues for 2017, includes $59,048 and $45,193, respectively, for acquisitions closed during 2017. Also contributing to the increase in net revenues for fiscal year 2017 is an increased utilization of our billable employees and reduction of sub-consultants used to perform services in 2017. The growth in revenues was also attributable to increases in:

●	Energy distribution services
●	Construction materials testing
●	Infrastructure engineering services
●	Program and construction management services

The increases in gross and net revenues in 2017 were partially offset by reductions in revenues related to project delays due to record rainfall in California and hurricanes affecting our Florida and Texas projects.

Gross Profit

As a percentage of gross revenues, our gross profit margin was 49.6% and 48.0% in 2017 and 2016, respectively. The improved gross profit margins were due primarily to reduction of sub-consultants used to perform services.

Operating expenses

Our operating expenses increased $49,508, or 55.5% in 2017 compared to 2016. The increase in operating expenses was due primarily to:

●	$20,822 – additional operating expenses associated with acquisitions closed during 2017.
●	$5,761 - increase in amortization of intangible assets.

Also contributing to the increases in operating expenses is the impact of operating expenses in 2017 related to 2016 acquisitions. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs.

Interest expense

Our interest expense increased $1,678 for fiscal year 2017 compared to 2016. The increase in interest expense is due primarily to the increase in outstanding borrowings.

Income taxes

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

On December 22, 2017, the U.S. enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (“2017 Tax Reform”), which significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 35% to 21%; limiting the deductibility of interest expense; implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. We recorded a $6,249 non-cash discrete tax benefit in the fourth quarter of 2017, primarily as a result of revaluing deferred tax positions for the net impact of the reduction in the income tax rate.

Segment Results of Operations

The following tables set forth summarize financial information concerning our reportable segments (dollars in thousands):

	Year Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Gross revenues
INF	$257,353	$185,238	$159,514
BTS	$164,739	$152,304	$69,218

Segment income before taxes
INF	$43,832	$32,245	$27,688
BTS	$26,656	$21,018	$7,847

For additional information regarding our reportable segments, see Note 16 - "Reportable Segments" of the "Notes to Consolidated Financial Statements" included in Item 8.

Year Ended December 29, 2018 compared to Year Ended December 30, 2017

INF Segment.

Our gross revenues from INF increased $72,115, or 39%, in 2018 compared to 2017. The increase was due to $28,652 in contributions from various acquisitions completed in 2018 as well as organic growth from our existing platform. The growth in revenues was also attributable to increases in:

●	Energy distribution services
●	Construction materials testing
●	Infrastructure engineering services

Segment Income before Taxes from INF increased $11,587, or 36%, in 2018 compared to 2017. The increase was primarily due to:

●	Increased revenues from organic growth
●	Contributions from acquisitions completed in 2018

BTS Segment.

Our gross revenues from BTS increased $12,435, or 8%, in 2018 compared to 2017. The increase was due to contributions from various acquisitions completed in 2018 as well as organic growth from our existing platform. The growth in revenues was also attributable to increases in:

●	Facilities program management
●	Environmental services

Segment Income before Taxes from BTS increased $5,638, or 27%, in 2018 compared to 2017. The increase was primarily due to:

●	Contributions from acquisitions completed in 2018
●	Increased revenues from organic growth

Year Ended December 30, 2017 compared to Year Ended December 31, 2016

INF Segment

Our gross revenues from INF increased $25,724, or 16.1% in 2017 compared to 2016. The increase includes $11,652 in contributions from various acquisitions completed in 2017. The increase in revenues during fiscal year 2017 reflects increases in:

●	Energy distribution services
●	Construction materials testing
●	Transportation services

These increases were partially offset by reductions in gross revenues related to project delays due to record rainfall and hurricanes affecting our California, Florida and Texas projects.

Segment Income before Taxes for INF increased $4,557, or 16.5% in 2017 compared to 2016. The increase was primarily due to:

●	Increased revenues from organic growth
●	Contributions from acquisitions completed in 2017
●	Reduction of sub-consultants used to perform services

BTS Segment

Our gross revenues from BTS increased $83,086, or 120.0% in 2017 compared to 2016. The increase during fiscal year 2017 includes $47,396 related to acquisitions closed during 2017. The growth in revenues from BTS was primarily attributable to increases in:

●	Facilities program management
●	Environmental services

Segment Income before Taxes from BTS increased $13,171, or 167.8% in 2017 compared to 2016. The increase was primarily due to:

●	Increased revenues from organic growth
●	Contributions from acquisitions completed in 2017
●	Reduction of sub-consultants used to perform services

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

	December 29, 2018	December 30, 2017

Cash and cash equivalents	$40,739	$18,751
Billed Receivables, net	$98,324	$70,686
Unbilled Receivables, net	$43,411	$39,401
Accounts payable	$22,588	$18,373
Accrued liabilities	$20,853	$18,994
Notes payable and other obligations	$46,986	$68,557
Contingent consideration	$4,698	$1,890

 Operating activities

Our business provided $34,999 of net cash from operations during 2018, an increase of $17,374, or 99%, compared to $17,625 in 2017. This increase was caused by:

●

$2,850 - increase in net income which includes an increase of $6,942 related to non-cash charges for stock based compensation and depreciation and amortization and a $7,657 decrease in deferred income taxes

●	$3,528 - increase in billings in excess of costs and estimated earnings on uncompleted contracts
●	$1,351 - decrease in accounts payable and accrued liabilities
●	$3,238 - decrease in billed and unbilled receivables, net of impact of acquisition

This increase was partially offset by:

●	$8,374 - increase in income taxes payable

Our business provided $17,625 of net cash from operations during 2017, an increase of $2,412, or 16%, compared to 2016. This increase was caused by:

●	$12,399 – increase in net income, which includes an increase of $8,568 related to non-cash charges for stock based compensation and depreciation and amortization
●	$7,032 – increase in billed and unbilled receivables

This increase was partially offset by:

●	$9,405 – increase in deferred income taxes
●	$6,741 – decrease in accounts payable and accrued liabilities

Investing activities

During 2018, 2017 and 2016, net cash used in investing activities amounted to $60,358, $62,872 and $46,796, respectively, primarily resulting from cash used for our acquisitions during the relevant period.

Financing activities

During 2018, net cash provided by financing activities of $47,347 was primarily due to the following:

●	Net proceeds from the public offering of the 2018 Firm Shares of $93,469 and warrant exercise of $1,093
●	Principal repayments of $46,241 towards the Senior Credit Facility and notes payable and $728 towards contingent consideration

During 2017, net cash provided by financing activities of $28,332 was primarily due to the following:

●	Proceeds from net borrowing under the Senior Credit Facility of $36,500
●	Principal repayments of $7,605 towards long-term debt and $563 towards contingent consideration

During 2016, net cash provided by financing activities of $43,773 was primarily due to the following:

●	Proceeds from a public offering of common stock of $47,146 and a unit warrant exercise of $1,008
●	Principal repayments of $4,594 towards long-term debt, $296 towards contingent consideration and $383 of debt issuance costs associated with the Senior Credit Facility

 Financing

Senior Credit Facility

On December 20, 2018, we entered into an amendment to a Credit Agreement (the “Credit Agreement”) dated December 7, 2016 with Bank of America, N.A. (“Bank of America”) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”). Pursuant to the amended Credit Agreement, Bank of America agreed to be the sole administrative agent for a five-year $125,000 Senior Secured Revolving Credit Facility (“Senior Credit Facility”) to us and, together with PNC Bank, National Association and Regions Bank as the other lenders under the Senior Credit Facility, has committed to lend to us all of the Senior Credit Facility, subject to certain terms and conditions. The Senior Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. MLPFS has undertaken to act as sole lead arranger and sole book manager for the Senior Credit Facility. In addition, the Senior Credit Facility includes an accordion feature permitting us to request an increase in the Senior Credit Facility by an additional amount of up to $100,000. The Senior Credit Facility includes a $20,000 sublimit for the issuance of standby letters of credit and a $15,000 sublimit for swingline loans. The proceeds of the Senior Credit Facility are intended to be used (i) to finance permitted acquisitions, (ii) for capital expenditures, and (iii) for general corporate purposes.

Borrowings under the Credit Agreement are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement).

The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 4.0:1 and a minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of December 29, 2018, we were in compliance with the financial covenants and there were no outstanding borrowings under our Senior Credit Facility.

Other Obligations

On November 2, 2018, the Company acquired CHI. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three equal installments, due on the first, second and third anniversaries of November 2, 2018. At December 29, 2018, the outstanding balance of this obligation was $2,631.

On February 2, 2018, the Company acquired CSA. The purchase price allowed for the payment of $250 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of February 2, 2018. At December 29, 2018, the outstanding balance of this obligation was $222.

On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of January 12, 2018. At December 29, 2018, the outstanding balance of this obligation was $534.

On September 6, 2017, the Company acquired all of the outstanding equity interest in Marron. The purchase price allowed for the payment of $133 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of September 6, 2017. The outstanding balance of this obligation was $55 as of December 29, 2018 and $133 as of December 30, 2017.

On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price allowed for the payment of $1,333 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of June 6, 2017. The outstanding balance of this obligation was $504 as of December 29, 2018 and $1,333 as of December 30, 2017.

On November 30, 2016, the Company acquired all of the outstanding equity interests of Hanna. The purchase price allowed for the payment of $1,200 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two installments of $600, due on the first and second anniversaries of November 30, 2016. The outstanding balance of this obligation was $0 as of December 29, 2018 and $600 as of December 30, 2017.

On October 26, 2016, the Company acquired all of the outstanding equity interests of JBA. The purchase price allowed for the payment of $2,600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two installments of $1,300, due on the first and second anniversaries of October 26, 2016. The outstanding balance of this obligation was $0 as of December 29, 2018 and $1,300 as of December 30, 2017.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016. The outstanding balance of this obligation was $936 as of December 29, 2018 and $2,000 as of December 30, 2017.

Uncollateralized Promissory Notes

On November 2, 2018, we acquired CHI. The purchase price included an uncollateralized $15,000 promissory note bearing interest at 3% payable in four installments of $3,750 due on the first, second, third and fourth anniversaries of November 2, 2018. The outstanding balance of the CHI Note was $15,000 as of December 29, 2018.

On August 24, 2018, we acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% payable in four installments of $1,000 due on the first, second, third and fourth anniversaries of August 24, 2018. The outstanding balance of the CALYX Note was $4,000 as of December 29, 2018.

On February 2, 2018, we acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% payable in four installments of $150, due on the first, second, third and fourth anniversaries of February 2, 2018. The outstanding balance of the CSA Note was $600 as of December 29, 2018.

On January 12, 2018, we acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% payable in four installments of $250, due on the first, second, third and fourth anniversaries of January 12, 2018. The outstanding balance of the Butsko Note was $1,000 as of December 29, 2018.

On September 6, 2017, the Company acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% payable in three installments of $100, due on the first, second and third anniversaries of September 6, 2017. The outstanding balance of the Marron Note was $200 as of December 29, 2018 and $300 as of December 30, 2017.

On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% payable in four installments of $1,375, due on the first, second, third and fourth anniversaries of June 6, 2017. The outstanding balance of the RDK Note was $4,125 as of December 29, 2018 and $5,500 as of December 30, 2017.

On May 4, 2017, the Company acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% payable in four installments of $150, due on the first, second, third and fourth anniversaries of May 4, 2017, the effective date of the acquisition. The outstanding balance of the H&K Note was $450 as of December 29, 2018 and $600 as of December 30, 2017.

On May 1, 2017, the Company acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% payable in four installments of $413, due on the first, second, third and fourth anniversaries of May 1, 2017, the effective date of the acquisition. The outstanding balance of the Lochrane Note was $1,238 as of December 29, 2018 and $1,650 as of December 30, 2017.

On December 6, 2016, the Company acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition. The outstanding balance of the CivilSource Note was $2,625 as of December 29, 2018 and $3,500 as of December 30, 2017.

On November 30, 2016, the Company acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition. The outstanding balance of the Hanna Note was $1,350 as of December 29, 2018 and $2,025 as of December 30, 2017.

On October 26, 2016, the Company acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% payable in five installments of $1,400, due on the first, second, third, fourth and fifth anniversaries of October 26, 2016, the effective date of the acquisition. The outstanding balance of the JBA Note was $4,200 as of December 29, 2018 and $5,600 as of December 30, 2017.

On September 12, 2016, the Company acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition. The outstanding balance of the Weir Note was $250 as of December 29, 2018 and $375 as of December 30, 2017.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% payable in four equal payments of $1,500 each due on the first, second, third, and fourth anniversaries of May 20, 2016, the effective date of the acquisition. The outstanding balance of the Dade Moeller Notes was $3,036 as of December 29, 2018 and $4,500 as of December 30, 2017.

On July 1, 2015, the Company acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $1,000 as of December 29, 2018 and $2,000 as of December 30, 2017.

On June 24, 2015, the Company acquired certain assets of Allwyn. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $0 as of December 29, 2018 and $166 as of December 30, 2017.

On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $313 as of December 29, 2018 and $625 as of December 30, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 29, 2018 and December 30, 2017.

Effects of Inflation

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 29, 2018 (in thousands):

		Payments due by fiscal period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes Payable and Other Obligations	$46,986	$17,139	$24,376	$5,471	$-
Contingent consideration obligations	4,698	1,845	2,703	150	-
Operating lease obligations	42,356	9,506	15,278	9,868	7,704
Total contractual obligations	$94,040	$28,490	$42,357	$15,489	$7,704

Our accrued liabilities in the consolidated balance sheet include unrecognized tax benefits. As of December 29, 2018, we had unrecognized tax benefits of $548. At this time, we are unable to make a reasonably reliable estimate of the timing of settlements in individual years in connection with unrecognized tax benefit; therefore, such amounts are not included in the above table.

Recently Issued Accounting Pronouncements

For information on recently issued accounting pronouncements, see Note 1 of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes for acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of December 29, 2018, there was no outstanding balance on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would not have a material impact on our market risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NV5 Global, Inc.

Hollywood, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NV5 Global, Inc. and subsidiaries (the “Company”) as of December 29, 2018 and December 30, 2017, the related consolidated statements of net income and comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 29, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2019, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Miami, Florida

March 14, 2019

We have served as the Company's auditor since 2015.

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$40,739	$18,751
Billed receivables, net	98,324	70,686
Unbilled receivables, net	43,411	39,401
Prepaid expenses and other current assets	2,582	2,555
Total current assets	185,056	131,393
Property and equipment, net	11,677	8,731
Intangible assets, net	99,756	65,754
Goodwill	140,930	98,899
Other assets	2,002	1,003
Total Assets	$439,421	$305,780

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,588	$18,373
Accrued liabilities	20,853	18,994
Income taxes payable	2,697	6,102
Billings in excess of costs and estimated earnings on uncompleted contracts	7,625	665
Client deposits	208	197
Current portion of contingent consideration	1,845	977
Current portion of notes payable and other obligations	17,139	11,127
Total current liabilities	72,955	56,435
Contingent consideration, less current portion	2,853	913
Notes payable and other obligations, less current portion	29,847	57,430
Deferred income tax liabilities, net	16,224	10,905
Total liabilities	121,879	125,683

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 45,000,000 shares authorized, 12,550,711 and 10,834,770 shares issued and outstanding as of December 29, 2018 and December 30, 2017, respectively	126	108
Additional paid-in capital	236,525	125,954
Retained earnings	80,891	54,035
Total stockholders’ equity	317,542	180,097
Total liabilities and stockholders’ equity	$439,421	$305,780

See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Years Ended
	December 29,	December 30,	December 31,
	2018	2017	2016

Gross revenues	$418,081	$333,034	$223,910

Direct costs (excluding depreciation and amortization):
Salaries and wages	132,922	103,011	73,966
Sub-consultant services	62,218	50,171	31,054
Other direct costs	21,537	14,598	11,310
Total direct costs	216,677	167,780	116,330

Gross Profit	201,404	165,254	107,580

Operating Expenses:
Salaries and wages, payroll taxes and benefits	102,221	86,222	55,586
General and administrative	31,713	26,747	19,351
Facilities and facilities related	14,401	12,589	8,012
Depreciation and amortization	17,384	13,128	6,228
Total operating expenses	165,719	138,686	89,177

Income from operations	35,685	26,568	18,403

Interest expense	(1,966)	(1,935)	(257)

Income before income tax expense	33,719	24,633	18,146
Income tax expense	(6,863)	(627)	(6,539)
Net Income and Comprehensive Income	$26,856	$24,006	$11,607

Earnings per share:
Basic	$2.44	$2.36	$1.27
Diluted	$2.33	$2.23	$1.22

Weighted average common shares outstanding:
Basic	10,991,124	10,178,901	9,125,167
Diluted	11,506,466	10,777,806	9,540,051

See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2015	8,124,627	$81	$62,260	$18,422	$80,763

Stock compensation	-	-	2,343	-	2,343
Restricted stock issuance, net	189,295	2	(2)	-	-
Proceeds from secondary offering, net of costs	1,955,000	20	47,126	-	47,146
Proceeds from exercise of unit warrant, net of costs	140,000	1	1,007	-	1,008
Stock issuance for acquisitions	148,651	2	4,238	-	4,240
Tax benefit from stock based compensation	-	-	892	-	892
Payment of contingent consideration with common stock	8,955	-	162	-	162
Net income	-	-	-	11,607	11,607
Balance, December 31, 2016	10,566,528	$106	$118,026	$30,029	$148,161

Stock compensation	-	-	4,011	-	4,011
Restricted stock issuance, net	176,198	2	(2)	-	-
Stock issuance for acquisitions	90,324	-	3,856	-	3,856
Payment of contingent consideration with common stock	1,720	-	63	-	63
Net income	-	-	-	24,006	24,006
Balance, December 30, 2017	10,834,770	$108	$125,954	$54,035	$180,097

Stock compensation	-	-	6,697	-	6,697
Restricted stock issuance, net	172,820	2	(2)	-	-
Stock issuance for acquisitions	133,121	1	9,329	-	9,330
Proceeds from secondary offering, net of costs	1,270,000	13	93,456	-	93,469
Proceeds from exercise of warrants, net of costs	140,000	2	1,091	-	1,093
Net income	-	.	-	26,856	26,856
Balance, December 29, 2018	12,550,711	$126	$236,525	$80,891	$317,542

See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Cash Flows From Operating Activities:
Net income	$26,856	$24,006	$11,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,384	13,128	6,228
Provision for doubtful accounts	797	586	138
Stock based compensation	6,697	4,011	2,343
Change in fair value of contingent consideration	424	(832)	201
Loss on disposal property and equipment	26	35	14
Excess tax benefit from stock based compensation	-	-	(892)
Deferred income taxes	(3,585)	(11,242)	(1,837)
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	(8,662)	(10,911)	7,007
Unbilled receivables	(2,813)	(3,802)	(14,688)
Prepaid expenses and other assets	(109)	295	920
Accounts payable	398	(1,495)	3,047
Accrued liabilities	(2,984)	(2,442)	(243)
Income taxes payable	(3,405)	4,969	1,212
Billings in excess of costs and estimated earnings on uncompleted contracts	3,964	436	(65)
Deposits	11	883	221
Net cash provided by operating activities	34,999	17,625	15,213

Cash Flows From Investing Activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(58,155)	(60,633)	(45,811)
Purchase of property and equipment	(2,203)	(2,239)	(985)
Net cash used in investing activities	(60,358)	(62,872)	(46,796)

Cash Flows From Financing Activities:
Proceeds from common stock offering	100,330	-	51,319
Payments of borrowings from Senior Credit Facility	(36,500)	(10,500)	-
Payments on notes payable	(9,741)	(7,605)	(4,594)
Proceeds from exercise of warrant	1,093	-	1,008
Payments of contingent consideration	(728)	(563)	(296)
Payments of common stock offering costs	(6,861)	-	(4,173)
Proceeds from borrowings from Senior Credit Facility	-	47,000	-
Excess tax benefit from stock based compensation	-	-	892
Payments of debt issuance costs	(246)	-	(383)
Net cash provided by financing activities	47,347	28,332	43,773

Net increase (decrease) in Cash and Cash Equivalents	21,988	(16,915)	12,190
Cash and cash equivalents – beginning of period	18,751	35,666	23,476
Cash and cash equivalents – end of period	$40,739	$18,751	$35,666

See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,895	$1,508	$272
Cash paid for income taxes	$13,634	$7,607	$7,334

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$3,112	$908	$1,417
Notes payable and other obligations issued for acquisitions	$23,987	$9,371	$25,833
Stock issuance for acquisitions	$9,330	$3,856	$4,239
Capital leases	$2,884	$-	$-
Payment of contingent consideration and other obligations with common stock	$-	$63	$162

See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share data)

Note 1 - Organization and Nature of Business Operations

Business

NV5 Global, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Global”) is a provider of professional and technical engineering and consulting solutions to public and private sector clients in the infrastructure, energy, construction, real estate and environmental markets, operating nationwide and abroad. The Company’s clients include the U.S. federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to:

●	Planning	●	Management oversight

●	Design	●	Forensic engineering

●	Consulting	●	Litigation support

●	Permitting	●	Condition assessment

●	Inspection and field supervision	●	Compliance certification

●	Testing inspection and certification

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

Fiscal Year

Effective March 7, 2017, the Audit Committee of our Board of Directors and the Board of Directors approved a change in our fiscal year-end and financial accounting cycle. Beginning January 1, 2017, the Company commenced reporting its financial results on a 52/53 week fiscal year ending on the Saturday closest to December 31st (whether or not in the following calendar year), with interim calendar quarters ending on the Saturday closest to the end of such calendar quarter (whether or not in the following calendar quarter).

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

Estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in the consolidated financial statements include the following:

●	Fair value estimates used in accounting for business combinations including the valuation of identifiable intangible assets and contingent consideration

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share data)

●	Fair value estimates in determining the fair value of our reporting units for goodwill impairment assessment
●	Revenue recognition over time
●	Allowances for uncollectible accounts
●	Provision for income taxes

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

Concentration of Credit Risk

Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, 30%, 32% and 34% of the Company’s gross revenues for fiscal years 2018, 2017 and 2016, respectively, are from California-based projects. The Company did not have any clients representing more than 10% of our gross revenues during 2018, 2017 or 2016. During fiscal years 2018, 2017 and 2016 approximately 67%, 68% and 81%, respectively, of our gross revenues was attributable to the public and quasi-public sector. Furthermore, approximately 77% and 73% of the Company’s billed receivables as of December 29, 2018 and December 30, 2017 are from public and quasi-public projects. Management continually evaluates the creditworthiness of these and future clients and provides for bad debt reserves as necessary.

Fair Value of Financial Instruments

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured using inputs in one of the following three categories:

Level 1 measurements are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.

Level 2 measurements are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or market data other than quoted prices that are observable for the assets or liabilities.

Level 3 measurements are based on unobservable data that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

The Company considers cash and cash equivalents, accounts receivable, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. As of December 29, 2018 and December 30, 2017, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, income taxes payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

The Company applies the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. The allocation of the purchase price to identifiable intangible assets is based on valuations performed to determine the fair values of such assets as of the acquisition dates. Generally, the Company engages a third-party independent valuation specialist to assist in management’s determination of fair values of tangible and intangible assets acquired and liabilities assumed. The fair values of earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates.  The Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability on the consolidated balance sheet. Changes in the estimated fair value of contingent earn-out payments are included in General and Administrative expenses on the Consolidated Statements of Net Income and Comprehensive Income.

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

The Company reviews and re-assesses the estimated fair value of contingent consideration liabilities on a quarterly basis, and the updated fair value could differ materially from the initial estimates. The Company measures contingent consideration recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration liabilities on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are projections over the earn-out period, and the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent consideration liabilities. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and amount paid will be recorded in earnings (see Note 10).

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

Asset	Depreciation Period (in years)
Office furniture and equipment	4
Computer equipment	3
Survey and field equipment	5
Leasehold improvements	Lesser of the estimated useful lives or remaining term of the lease

Property and equipment balances are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. During fiscal years 2018, 2017 and 2016, no impairment charge relating to property and equipment was recognized.

Goodwill and Intangible Assets

Goodwill is the excess of consideration paid for an acquired entity over the amounts assigned to assets acquired, including other identifiable intangible assets and liabilities assumed in a business combination. To determine the amount of goodwill resulting from a business combination, we perform an assessment to determine the acquisition date fair value of the acquired company’s tangible and identifiable intangible assets and liabilities.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share data)

We evaluate goodwill annually for impairment on August 1 or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. We may elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. We determine fair value through multiple valuation techniques, and weight the results accordingly. We make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of our reporting unit exceeds the fair value of our reporting unit, we would calculate the implied fair value as compared to the carrying value to determine the appropriate impairment charge, if any.

Identifiable intangible assets primarily include customer backlog, customer relationships, trade names and non-compete agreements. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model.

During fiscal years 2018, 2017 and 2016, no impairment charge relating to goodwill and intangible assets was recognized. See Note 7 for further information on goodwill and identified intangibles.

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

The weighted average number of shares outstanding in calculating basic earnings per share during fiscal years 2018, 2017 and 2016 exclude 614,911, 570,171 and 489,553 non-vested restricted shares, respectively. There were no potentially anti-dilutive securities during fiscal years 2018, 2017 and 2016.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share during fiscal years 2018, 2017 and 2016:

	Years Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Numerator:
Net income – basic and diluted	$26,856	$24,006	$11,607

Denominator:
Basic weighted average shares outstanding	10,991,124	10,178,901	9,125,167
Effect of dilutive non-vested restricted shares and units	401,726	326,319	213,907
Effect of issuable shares related to acquisitions	87,713	157,965	80,779
Effect of warrants	25,903	114,621	120,198
Diluted weighted average shares outstanding	11,506,466	10,777,806	9,540,051

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share data)

Warrant exercise

In conjunction with the Company’s initial public offering on March 26, 2013, the underwriter received a warrant to acquire up to 140,000 units (“Unit Warrant”).  On March 23, 2016, the underwriter paid $1,008 to the Company to exercise the Unit Warrant. Each of the units delivered upon exercise consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at an exercise price of $7.80 per share (“Warrant”), which warrant expired on March 27, 2018. On March 19, 2018, the underwriter paid $1,093 to the Company to exercise the Warrant. On March 21, 2018, the Company delivered 140,000 shares of common stock to the underwriter.

Common Stock offering

On August 9, 2018, the Company priced an underwritten follow-on offering of 1,270,000 shares of the Company’s common stock (the “2018 Firm Shares”) at an offering price of $79.00 per share. The shares were sold pursuant to an effective registration statement on Form S-3 (Registration No. 333-224392). In addition, a selling stockholder of the Company granted the underwriters of the offering a 30-day option to purchase up to 190,500 shares (the “2018 Option Shares”) of the Company’s common stock at the public offering price less the underwriting discount. On August 13, 2018, the Company closed on the 2018 Firm Shares, for which we received net proceeds of $93,469 after deducting the underwriting discount and estimated offering expenses payable by the Company, and the selling stockholder of the Company closed on the sale of all 2018 Option Shares. The Company did not receive any proceeds associated with the sale of the 2018 Option Shares by the selling stockholder.

On May 13, 2016, the Company priced a secondary offering of 1,700,000 shares of the Company’s common stock (the “2016 Firm Shares”). Each share was sold at an offering price of $26.25 per share. The shares sold were registered under the Securities Act of 1933, as amended (the “Securities Act”), on an effective registration statement on Form S-3 (Registration No. 333-206644) pursuant to the Securities Act. In addition, the Company granted the underwriters of this secondary offering a 30-day option to purchase an additional 255,000 shares (the “2016 Option Shares”) of common stock to cover over-allotments. On May 18, 2016, the Company closed on the 2016 Firm Shares, for which we received net proceeds of approximately $41,000 after deducting the underwriting discount and estimated offering expenses payable by the Company and issued 1,700,000 shares. On June 3, 2016, the Company closed on the full exercise of the 2016 Option Shares by the underwriters of the secondary offering with respect to an additional 255,000 shares of its common stock, for which we received net proceeds of approximately $6,200 after deducting the underwriters’ discount.

Revenue Recognition

On the first day of fiscal year 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective approach to all contracts that were not completed as of the beginning of fiscal year 2018. Topic 606 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Topic 606 became effective for the Company in the first quarter of fiscal year 2018. Results for reporting periods beginning after December 30, 2017 are presented under Topic 606, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Adoption of Topic 606 did not have an impact on the Company’s consolidated net income, financial position, and cash flows; however, it has resulted in expanded disclosures. Revenue from the vast majority of the Company’s contracts will continue to be recognized over time because of the continuous transfer of control to the customer. The impact to revenues from adopting Topic 606 for the period ended December 29, 2018 was not material.

To determine the proper revenue recognition method, the Company evaluates whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. The majority of the Company’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and therefore, is not distinct. The Company may also promise to provide distinct goods or services within a contract in which case the Company separates the contract into multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contract transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. Typically, the Company sells a customer a specific service and in these cases, the Company uses the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except share data)

The Company’s performance obligations are satisfied as work progresses or at a point in time. Gross revenues from services transferred to customers over time accounted for 92% of the Company’s revenues for the period ended December 29, 2018. For the Company’s cost-reimbursable contracts, revenue is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it best depicts the transfer of control to the customer which occurs as the Company incurs costs on its contracts. Contract costs include labor, subcontractors’ costs and other direct costs. Gross revenue from services transferred to customers at a point in time accounted for 8% of the Company’s revenues for the period ended December 29, 2018. Revenue from these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed.

As of December 29, 2018, the Company had $498,985 of remaining performance obligations, or backlog, of which $389,865 or 78% is expected to be recognized over the next 12 months and the remaining over the next 24 months. Only the contracts for which funding has been provided and work authorizations have been received are included in backlog. Not included in backlog is work awarded to the Company under master services agreements but not under contract. Project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in backlog. Most of the Company’s government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts, backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in backlog to the extent of the remaining estimated amount. The Company’s backlog for the period beyond 12 months may be subject to variation from year-to-year as existing contracts are completed, delayed, or renewed or new contracts are awarded, delayed, or cancelled. As a result, the Company believes that year-to-year comparisons of the portion of backlog expected to be performed more than one year in the future are difficult to assess and not necessarily indicative of future revenues or profitability.

Contract modifications are common in the performance the Company’s contracts. Contracts modified typically result from changes in scope, specifications, design, performance, sites, or period of completion. In most cases, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.

Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses and others are recorded on the cumulative catch-up basis in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment. During the period ended December 29, 2018, the cumulative catch-up adjustment for contract modifications was not material.

A significant amount of the Company’s revenues are derived under multi-year contracts. The Company enters into contracts with its clients that contain two principal types of pricing provisions: cost-reimbursable and fixed-unit price. The majority of the Company’s contracts are cost-reimbursable contracts that fall under the low-risk subcategory of time and materials contracts.

Cost-reimbursable contracts consist of the following:

●

Time and materials contracts, which are common for smaller scale professional and technical consulting and certification services projects. Under these types of contracts, there is no predetermined fee. Instead, the Company negotiates hourly billing rates and charges the clients based upon actual hours expended on a project. In addition, any direct project expenditures are passed through to the client and are typically reimbursed. These contracts may have an initial not-to-exceed or guaranteed maximum price provision.

●

Cost-plus contracts are the predominant contracting method used by U.S. federal, state, and local governments. Under these types of contracts, the Company charges clients for its costs, including both direct and indirect costs, plus a negotiated fee. The total estimated cost plus the negotiated fee represents the total contract value.

●

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

Billed receivables, net represents amounts billed to clients that remain uncollected as of the balance sheet date. The amounts are stated at their estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is estimated based on management’s evaluation of the contracts involved and the financial condition of clients. Factors the Company considers include, but are not limited to:

●	Client type (governmental or commercial client)

●	Historical performance

●	Historical collection trends

●	General economic conditions

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

In certain circumstances, the contract may allow for billing terms that result in the cumulative amounts billed in excess of revenues recognized. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. Revenue recognized for the year ended December 29, 2018 that was included in the contract liability balance at the beginning of fiscal year 2018 was $631.

Practical Expedients and Exemptions

The Company utilizes the portfolio method practical expedient which allows companies to account for multiple contracts as a portfolio, instead of accounting for them on a contract by contract basis (commonly known as the contract method).

For the Company’s time and materials contracts, the Company applies the as-invoiced practical expedient, which permits the Company to recognize revenue as the right to invoice for services performed.

Advertising

Advertising costs are charged to expense in the period incurred and amounted to $1,019, $1,048 and $500 during fiscal years 2018, 2017 and 2016, respectively, which is included in General and Administrative Expenses on the accompanying Consolidated Statements of Net Income and Comprehensive Income.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize, in the balance sheet, a liability to make lease payments and a right-of-use (“ROU”) asset representing the right to use the underlying asset over the lease term. The amendments in this accounting standard update are to be applied using a modified retrospective approach and are effective for fiscal years beginning after December 15, 2018. Upon adoption, we will elect the package of practical expedients permitted under the transition guidance within the new standard, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and the initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. We will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. These lease payments will be recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term. The adoption of the standard will result in recognition of additional operating liabilities of approximately $33,000 as of January 1, 2019, with corresponding ROU assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The difference between these amounts will be recorded as an adjustment to retained earnings. We do not believe the standard will materially affect our consolidated net earnings and do not believe the new standard will have a notable impact on our liquidity. The standard will have no impact on our debt-covenant compliance under our current agreements.

Note 4 – Business Acquisitions

On November 2, 2018 we acquired CHI Engineering, Inc. (“CHI”), an infrastructure engineering firm based in Portsmouth, New Hampshire. CHI is a leading provider of engineering, procurement, and construction management services to the liquefied natural gas (“LNG”), petroleum gas (“LPG”) and Natural Gas industries. CHI’s client base includes the majority of LNG facility owner/operators in the U.S. The aggregate purchase price of this acquisition is up to $53,000, including $30,000 in cash, $15,000 in promissory notes (bearing interest at 3%), payable in four equal installments of $3,750 on the first, second, third and fourth anniversaries of November 2, 2018 and $3,000 of the Company’s common stock (36,729 shares) issued at the closing date. The purchase price also includes $3,000 of the Company’s common stock payable in three installments of $1,000, due on the first, second and third anniversaries of November 2, 2018. The purchase price also includes a $2,000 earn-out of cash (at a 3% interest rate which begins to accrue on January 1, 2020), which was recorded at its estimated fair value of $1,547, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. The note and the earn-out are due to related party individuals who became employees of the Company upon the acquisition. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for CHI, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the third quarter of 2019.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

On August 24, 2018, the Company acquired all of the outstanding equity interests in CALYX Engineers and Consultants, Inc. ("CALYX"), an infrastructure and transportation firm based in Cary, North Carolina. CALYX provides roadway and structure design, transportation planning, water resources, construction services, utility services, building structure design, land development, traffic services, cultural resources, surveying, and environmental services. CALYX serves both public and private clients, including state departments of transportation, municipalities, developers, higher education, and healthcare systems. The acquisition of CALYX will expand our infrastructure engineering service in the southeast United States. The purchase price of this acquisition is $34,000, subject to customary closing working capital adjustments, including $25,000 in cash, $4,000 in promissory notes (bearing interest at 3.75%), payable in four installments of $1,000, due on the first, second, third and fourth anniversaries of August 24, 2018 (see Note 9), $3,000 of the Company’s common stock (36,379 shares) as of the closing date of the acquisition, and $2,000 in cash payable within 120 days of the closing date. The note is due to related party individuals who became employees of the Company. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for CALYX, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the second quarter of 2019.

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

On December 22, 2017, we acquired certain assets of Skyscene, LLC (“Skyscene”), a California-based premier aerial survey and mapping company that provides flight services using the latest drone technology. Skyscene operates fixed wing and multirotor UAV’s carrying the most advanced remote sensing equipment. The purchase price of this acquisition was $650 including $250 in cash and $400 in the Company’s common stock (7,434 shares) as of the closing date of the acquisition.

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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

On December 6, 2016, the Company acquired CivilSource, Inc. ("CivilSource"), an infrastructure engineering consulting firm based in Irvine, California. CivilSource's team of professionals specializes in the provision of comprehensive design and program management services on roadway, highway, and streets projects, as well as water and wastewater, flood control, and facilities projects. The purchase price of this acquisition was up to $11,050, including $5,050 in cash; $3,500 in promissory notes (bearing interest at 3%), payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition; and $1,500 of the Company’s common stock (43,139 shares) issued as of the closing date. The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash, subject to the achievement of certain agreed upon financial metrics for the year ended 2017, which was not achieved.

On November 30, 2016, the Company Hanna Engineering, Inc. ("Hanna”), a leading Northern California-based bridge and transportation program management firm. The purchase price of this acquisition was up to $10,000, including $4,500 in cash; 18,197 shares of common stock representing $600; and $2,700 in promissory notes (bearing interest at 3%), payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition. The purchase price also includes $1,800 of the Company’s common stock payable in three installments of $600, due on the first, second and third anniversaries of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $1,000 payable in cash, subject to the achievement of certain agreed upon financial metrics for the year ended 2017, which was not achieved.

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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition dates for acquisitions closed during 2018 and 2017:

	2018	2017
	Acquisitions	Acquisitions

Cash	$345	$212
Billed and unbilled receivables, net	20,999	20,436
Property and equipment	3,122	1,756
Prepaid expenses	589	968
Other assets	83	337
Intangible assets:
Customer relationships	32,267	29,889
Trade name	2,479	2,224
Customer backlog	8,007	1,387
Non-compete	4,306	1,703
Total Assets	72,197	58,912
Liabilities	(11,589)	(11,272)
Deferred tax liabilities	(8,903)	(15,951)
Net assets acquired	51,705	31,689

Consideration paid (Cash, Notes and/or stock)	90,516	71,439
Contingent earn-out liability (Cash and stock)	3,112	908
Total Consideration	93,628	72,347
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$41,923	$40,658

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from these acquisitions. See Note 7 for further information on goodwill and identified intangibles.

The consolidated financial statements of the Company for fiscal years 2018, 2017 and 2016 include the results of operations from the businesses acquired from their respective dates of acquisition during each of the respective periods as follows:

	2018	2017	2016
Gross revenues	$33,468	$59,048	$46,172
Income before income taxes	$6,677	$10,755	$3,584

General and administrative expense for fiscal years 2018, 2017 and 2016 included $1,267, $1,398 and $1,171, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for fiscal years 2018, 2017 and 2016 as if the acquisitions for CHI and CALYX had occurred as of January 1, 2017 and as if the acquisitions for B&C and RDK had occurred as of January 1, 2016. The pro forma information provided below is compiled from the financial statements of CHI, CALYX, B&C and RDK and includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been if the acquisitions and related financing transactions had occurred on the date assumed, nor are they indicative of future results of operations.

	Years Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Gross revenues	$495,898	$430,805	$332,585
Net income	$32,130	$22,464	$16,918
Basic earnings per share	$2.90	$2.19	$1.81
Diluted earnings per share	$2.77	$2.07	$1.71

All other acquisitions were not material to the Company’s consolidated financial statements both individually and in the aggregate.

Note 5 – Billed and Unbilled Receivables

Billed and Unbilled Receivables consists of the following:

	December 29,	December 30,
	2018	2017

Billed receivables	$101,482	$73,130
Less: allowance for doubtful accounts	(3,158)	(2,444)
Billed receivables, net	$98,324	$70,686

Unbilled receivables	$44,799	$40,599
Less: allowance for doubtful accounts	(1,388)	(1,198)
Unbilled receivables, net	$43,411	$39,401

Activity in the allowance for doubtful accounts consisted of the following:

	December 29,	December 30,
	2018	2017

Balance as of the beginning of the year	$3,642	$1,992
Provision for doubtful accounts	797	586
Write-offs of uncollectible accounts	(301)	(605)
Other (1)	408	1,669
Balance as of the end of the year	$4,546	$3,642

(1)	Includes allowances from new business acquisitions.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Note 6 – Property and Equipment, net

Property and equipment, net consists of the following:

	December 29,	December 30,
	2018	2017

Office furniture and equipment	$2,328	$1,621
Computer equipment	11,640	8,982
Survey and field equipment	5,526	2,381
Leasehold improvements	2,541	1,874
	22,035	14,858
Accumulated depreciation	(10,358)	(6,127)
	$11,677	$8,731

Depreciation expense for fiscal years 2018, 2017 and 2016 was $4,331, $2,818 and $1,679, respectively.

Note 7 – Goodwill and Intangible Assets

Goodwill

The changes in the carrying value by reportable segment for the fiscal years 2018 and 2017 were as follows:

	Fiscal Year 2018
	December 30, 2017	Acquisitions	Disposed/ Adjustments	December 29, 2018
INF	$28,675	$40,472	$108	$69,255
BTS	70,224	1,451	-	71,675
Total	$98,899	$41,923	$108	$140,930

	Fiscal Year 2017
	December 31, 2016	Acquisitions	Disposed/ Adjustments	December 30, 2017
INF	$25,678	$2,997	$-	$28,675
BTS	33,702	37,661	(1,139)	70,224
Total	$59,380	$40,658	$(1,139)	$98,899

Goodwill of $14,350 and $1,456 from acquisitions in 2018 and 2017, respectively, is expected to be deductible for income tax purposes. In 2018, the Company revised its allocation of purchase price for 2017 acquisitions and increased goodwill by $108. In 2017, the Company revised its allocation of purchase price for its JBA acquisition and reduced goodwill by $1,139.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Intangible assets

Intangible assets, net, at December 29, 2018 and December 30, 2017 consist of the following:

	December 29, 2018			December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships (1)	$100,956	$(18,724)	$82,232	$68,690	$(11,361)	$57,329
Trade name (2)	8,888	(6,469)	2,419	6,409	(4,911)	1,498
Customer backlog (1)	16,000	(6,730)	9,270	7,995	(3,946)	4,049
Favorable lease (3)	552	(197)	355	553	(147)	406
Non-compete (4)	8,554	(3,074)	5,480	4,249	(1,777)	2,472
Total	$134,950	$(35,194)	$99,756	$87,896	$(22,142)	$65,754

(1)	Amortized on a straight-line basis over estimated lives (1 to 10 years)
(2)	Amortized on a straight-line basis over their estimated lives (1 to 3 years)
(3)	Amortized on a straight-line basis over the remaining lease term of 9 years
(4)	Amortized on a straight-line basis over their contractual lives (4 to 5 years)

The following table summarizes the weighted average useful lives of intangible assets acquired during 2018 and 2017:

	2018	2017
Customer relationships	10.0	10.0
Trade name	1.8	1.9
Customer backlog	1.8	1.5
Non-compete	4.1	3.3

Amortization expense for fiscal years 2018, 2017 and 2016 was $13,052, $10,310 and $4,549 respectively.

As of December 29, 2018, the future estimated aggregate amortization related to intangible assets is as follows:

Years Ended

2019	$18,538
2020	14,697
2021	11,050
2022	10,667
2023	9,724
Thereafter	35,080
Total	$99,756

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	December 29,	December 30,
	2018	2017
Deferred rent	$779	$691
Payroll and related taxes	8,136	6,088
Professional liability reserve	157	316
Benefits	1,598	2,687
Accrued vacation	7,994	5,879
Unrecognized tax benefits	548	437
Other	1,641	2,896
Total	$20,853	$18,994

Note 9 – Notes Payable and Other Obligations

Notes payable and other obligations consists of the following:

	December 29,	December 30,
	2018	2017

Senior Credit Facility	$-	$36,500
Other Obligations	4,893	4,773
Uncollateralized promissory notes	40,001	27,284
Capital leases	2,092	-
Total Notes Payable and Other Obligations	46,986	68,557
Current portion of notes payable and other obligations	(17,139)	(11,127)
Notes payable and other obligations, less current portion	$29,847	$57,430

Senior Credit Facility

On December 20, 2018, we entered into an amendment to a Credit Agreement (the “Credit Agreement”) dated December 7, 2016 with Bank of America, N.A. (“Bank of America”) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”). Pursuant to the Credit Agreement, Bank of America agreed to be the sole administrative agent for a five-year $125,000 Senior Secured Revolving Credit Facility (“Senior Credit Facility”) to the Company and, together with PNC Bank, National Association and Regions Bank as the other lenders under the Senior Credit Facility, has committed to lend to the Company all of the Senior Credit Facility, subject to certain terms and conditions. The Senior Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. MLPFS has undertaken to act as sole lead arranger and sole book manager for the Senior Credit Facility. In addition, the Senior Credit Facility includes an accordion feature permitting the Company to request an increase in the Senior Credit Facility by an additional amount of up to $100,000. The Senior Credit Facility includes a $20,000 sublimit for the issuance of standby letters of credit and a $15,000 sublimit for swingline loans. The proceeds of the Senior Credit Facility are intended to be used (i) to finance permitted acquisitions, (ii) for capital expenditures, and (iii) for general corporate purposes.

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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 4.0:1 and a minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of December 29, 2018 and December 30, 2017, the Company is in compliance with the financial covenants. There was no outstanding balance on the Senior Credit Facility as of December 29, 2018. As of December 30, 2017, the outstanding balance on the Senior Credit Facility was $36,500.

Other Obligations

On November 2, 2018, the Company acquired CHI. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three equal installments, due on the first, second and third anniversaries of November 2, 2018. At December 29, 2018, the outstanding balance of this obligation was $2,631.

On February 2, 2018, the Company acquired CSA. The purchase price allowed for the payment of $250 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of February 2, 2018. At December 29, 2018, the outstanding balance of this obligation was $222.

On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of January 12, 2018. At December 29, 2018, the outstanding balance of this obligation was $534.

On September 6, 2017, the Company acquired all of the outstanding equity interest in Marron. The purchase price allowed for the payment of $133 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of September 6, 2017. The outstanding balance of this obligation was $55 as of December 29, 2018 and $133 as of December 30, 2017.

On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price allowed for the payment of $1,333 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of June 6, 2017. The outstanding balance of this obligation was $504 as of December 29, 2018 and $1,333 as of December 30, 2017.

On November 30, 2016, the Company acquired all of the outstanding equity interests of Hanna. The purchase price allowed for the payment of $1,200 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two installments of $600, due on the first and second anniversaries of November 30, 2016. The outstanding balance of this obligation was $0 as of December 29, 2018 and $600 as of December 30, 2017.

On October 26, 2016, the Company acquired all of the outstanding equity interests of JBA. The purchase price allowed for the payment of $2,600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two installments of $1,300, due on the first and second anniversaries of October 26, 2016. The outstanding balance of this obligation was $0 as of December 29, 2018 and $1,300 as of December 30, 2017.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three installments of $1,000, due on the first, second and third anniversaries of May 20, 2016. The outstanding balance of this obligation was $936 as of December 29, 2018 and $2,000 as of December 30, 2017.

Uncollateralized Promissory Notes

On November 2, 2018, we acquired CHI. The purchase price included an uncollateralized $15,000 promissory note bearing interest at 3% payable in four installments of $3,750 due on the first, second, third and fourth anniversaries of November 2, 2018. The outstanding balance of the CHI Note was $15,000 as of December 29, 2018.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

On August 24, 2018, we acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% payable in four installments of $1,000 due on the first, second, third and fourth anniversaries of August 24, 2018. The outstanding balance of the CALYX Note was $4,000 as of December 29, 2018.

On February 2, 2018, we acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% payable in four installments of $150, due on the first, second, third and fourth anniversaries of February 2, 2018. The outstanding balance of the CSA Note was $600 as of December 29, 2018.

On January 12, 2018, we acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% payable in four installments of $250, due on the first, second, third and fourth anniversaries of January 12, 2018. The outstanding balance of the Butsko Note was $1,000 as of December 29, 2018.

On September 6, 2017, the Company acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% payable in three installments of $100, due on the first, second and third anniversaries of September 6, 2017. The outstanding balance of the Marron Note was $200 as of December 29, 2018 and $300 as of December 30, 2017.

On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% payable in four installments of $1,375, due on the first, second, third and fourth anniversaries of June 6, 2017. The outstanding balance of the RDK Note was $4,125 as of December 29, 2018 and $5,500 as of December 30, 2017.

On May 4, 2017, the Company acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% payable in four installments of $150, due on the first, second, third and fourth anniversaries of May 4, 2017, the effective date of the acquisition. The outstanding balance of the H&K Note was $450 as of December 29, 2018 and $600 as of December 30, 2017.

On May 1, 2017, the Company acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% payable in four installments of $413, due on the first, second, third and fourth anniversaries of May 1, 2017, the effective date of the acquisition. The outstanding balance of the Lochrane Note was $1,238 as of December 29, 2018 and $1,650 as of December 30, 2017.

On December 6, 2016, the Company acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% payable in four installments of $875, due on the first, second, third and fourth anniversaries of December 6, 2016, the effective date of the acquisition. The outstanding balance of the CivilSource Note was $2,625 as of December 29, 2018 and $3,500 as of December 30, 2017.

On November 30, 2016, the Company acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% payable in four installments of $675, due on the first, second, third and fourth anniversaries of November 30, 2016, the effective date of the acquisition. The outstanding balance of the Hanna Note was $1,350 as of December 29, 2018 and $2,025 as of December 30, 2017.

On October 26, 2016, the Company acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% payable in five installments of $1,400, due on the first, second, third, fourth and fifth anniversaries of October 26, 2016, the effective date of the acquisition. The outstanding balance of the JBA Note was $4,200 as of December 29, 2018 and $5,600 as of December 30, 2017.

On September 12, 2016, the Company acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% payable in four installments of $125, due on the first, second, third and fourth anniversaries of September 12, 2016, the effective date of the acquisition. The outstanding balance of the Weir Note was $250 as of December 29, 2018 and $375 as of December 30, 2017.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% payable in four equal payments of $1,500 each due on the first, second, third, and fourth anniversaries of May 20, 2016, the effective date of the acquisition. The outstanding balance of the Dade Moeller Notes was $3,036 as of December 29, 2018 and $4,500 as of December 30, 2017.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

On July 1, 2015, the Company acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% payable in four equal payments of $1,000 each due on the first, second, third, and fourth anniversaries of July 1, 2015, the effective date of the acquisition. The outstanding balance of the RBA Note was $1,000 as of December 29, 2018 and $2,000 as of December 30, 2017.

On June 24, 2015, the Company acquired certain assets of Allwyn. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.5% that is payable in three equal payments of $167 each due on the first, second and third anniversaries of June 24, 2015, the effective date of the acquisition. The outstanding balance of the Allwyn Note was $0 as of December 29, 2018 and $166 as of December 30, 2017.

On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% that is payable in four equal payments of $313 each due on the first, second, third, and fourth anniversaries of January 30, 2015, the effective date of the acquisition. The outstanding balance of the JLA Note was $313 as of December 29, 2018 and $625 as of December 30, 2017.

  Future contractual maturities of long-term debt as of December 29, 2018 are as follows:

Years Ended
2019	$17,139
2020	13,703
2021	10,673
2022	5,471
2023	-
Total	$46,986

As of December 29, 2018 and December 30, 2017, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs.

Note 10 – Contingent Consideration

The following table summarizes the changes in the carrying value of estimated contingent consideration:

	December 29,	December 30,
	2018	2017

Contingent consideration, beginning of the year	$1,890	$2,439
Additions for acquisitions	3,112	908
Reduction of liability for payments made	(728)	(625)
Increase (decrease) of liability related to re-measurement of fair value	424	(832)
Total contingent consideration, end of the period	4,698	1,890
Current portion of contingent consideration	(1,845)	(977)
Contingent consideration, less current portion	$2,853	$913

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Note 11 – Leases

The Company leases various office facilities from unrelated parties. These leases expire through 2031 and in certain cases provide for escalating rental payments and reimbursement for operating costs. During fiscal years 2018, 2017 and 2016, the Company leased office space from former owners of acquisitions which became shareholders of the Company. The Company recognized lease expense of $12,017, $10,342 and $6,751 for fiscal years 2018, 2017 and 2016, respectively, which is included in “Facilities and facilities related” in the Consolidated Statements of Net Income and Comprehensive Income. Included in these amounts are $901, $448 and $24 for fiscal years 2018, 2017 and 2016, respectively, for office leases with stockholders of the Company.

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

Future minimum payments under the non-cancelable operating leases as of December 29, 2018 are as follows:

Years Ended	Amount
2019	$9,506
2020	8,054
2021	7,224
2022	5,364
2023	4,504
Thereafter	7,704
Total minimum lease payments	$42,356

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

Note 13 – Stock-Based Compensation

In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of December 29, 2018, 1,020,400 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

The following summarizes the activity of restricted stock awards during fiscal years 2018, 2017 and 2016:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value

Unvested shares as of December 31, 2015	430,816	$13.08
Granted	200,622	$26.31
Vested	(109,503)	$8.12
Forfeited	(19,162)	$15.49
Unvested shares as of December 31, 2016	502,773	$19.35

Granted	199,419	$38.72
Vested	(93,805)	$9.61
Forfeited	(25,336)	$28.79
Unvested shares as of December 30, 2017	583,051	$27.13

Granted	187,087	$65.15
Vested	(127,870)	$19.98
Forfeited	(15,357)	$32.14
Unvested shares as of December 29, 2018	626,911	$39.81

Share-based compensation expense relating to restricted stock awards during fiscal years ended 2018, 2017 and 2016 was $6,697, $4,011 and $2,343, respectively. At December 29, 2018, there was $14,363 of total unrecognized compensation costs related to equity awards, which is expected to be recognized over a weighted average vesting period of 2.0 years. The total fair value of restricted shares vested during fiscal years 2018, 2017 and 2016 was $7,422, $3,626 and $3,372, respectively.

Note 14 – Employee Benefit Plan

The Company sponsors a 401(k) Profit Sharing and Savings Plan (the “401(k) Plan”) for which employees meeting certain age and length of service requirements may contribute up to the defined statutory limit. The 401(k) Plan allows for the Company to make matching and profit sharing contributions in such amounts as may be determined by the Board of Directors. The Company assesses its matching contributions on a quarterly basis based primarily on Company performance in previous periods.

The Company contributed $676, $1,940 and $960, respectively, to the 401(k) Plan for fiscal years 2018, 2017 and 2016, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Note 15 – Income Taxes

Income tax expense for fiscal years 2018, 2017 and 2016 consisted of the following:

	Years Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Current:
Federal	$7,261	$9,341	$6,646
State	2,911	2,265	1,730
Foreign	276	263	-
Total current income tax expense	10,448	11,869	8,376

Deferred:
Federal	(2,924)	(10,439)	(1,452)
State	(661)	(803)	(385)
Total deferred income tax (benefit)	(3,585)	(11,242)	(1,837)

Total income tax expense	$6,863	$627	$6,539

Temporary differences comprising the net deferred income tax liability shown in the Company’s consolidated balance sheets were as follows:

	December 29,	December 30,
	2018	2017
Deferred tax asset:
Allowance for doubtful accounts	$1,044	$703
Accrued compensation	4,348	2,813
Deferred rent	201	178
Other	78	116
Total deferred tax asset	$5,671	$3,810

Deferred tax liability:
Acquired intangibles	$(17,248)	$(11,424)
Cash to accrual adjustment	(1,962)	(2,022)
Depreciation and amortization	(2,444)	(1,059)
Other	(241)	(210)
Total deferred tax liability	(21,895)	(14,715)
Net deferred tax liability	$(16,224)	$(10,905)

  NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Total income tax expense was different than the amount computed by applying the Federal statutory rate as follows:

	Years Ended
	December 29,	December 30,	December 31,
	2018	2017	2016

Tax at federal statutory rate	$7,081	$8,622	$6,351
State taxes, net of Federal benefit	1,424	714	960
Federal and state tax credits	(923)	(250)	(165)
Changes in unrecognized tax position	111	506	50
Domestic production activities deduction	-	(936)	(602)
Stock based compensation	(1,014)	(1,016)	-
Transition tax	110	357	-
Effect of change in income tax rate	31	(6,249)	-
Other	43	(1,121)	(55)
Total income tax expense	$6,863	$627	$6,539

On December 22, 2017 the Tax Cuts and Jobs Act (“2017 Tax Reform”) was enacted in the United States. Among its many provisions, the 2017 Tax Reform reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. The 2017 Tax Reform required a one-time transition tax on undistributed foreign earnings and created a new provision designed to tax global intangible low-taxed income (“GILTI”). Also, the SEC issued guidance in Staff Accounting Bulletin No. 118 which provided for a measurement period of up to one year after the enactment for companies to complete their accounting for the 2017 Tax Reform.

As a result of the 2017 Tax Reform, during the fourth quarter of 2017, the Company recorded a decrease of $6,249 to its deferred tax assets and liabilities, with a corresponding adjustment to deferred income tax expense. In addition, during the fourth quarter of 2017, the Company recorded a provisional liability of $357 with a corresponding adjustment to income tax expense related to the one-time transition tax on undistributed foreign earnings. The provisional adjustment related to the 2017 Tax Reform was determined using reasonable estimates. During the year ended December 29, 2018, the Company recognized a $110 adjustment to the provisional amount recorded at December 30, 2017.

As of December 29, 2018 and December 30, 2017, the Company had net non-current deferred tax liabilities of $16,224 and $10,905, respectively. No valuation allowance against the Company’s deferred income tax assets is needed as of December 29, 2018 and December 30, 2017 as it is more-likely-than-not that the positions will be realized upon settlement. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes. During 2018, the Company recorded a deferred tax liability of $8,903 in conjunction with the purchase price allocation of CSA and CHI as a result of the intangibles acquired in the acquisitions and vesting of restricted stock.

The Company’s consolidated effective income tax rate was 20.4%, 2.5% and 36.0% for fiscal years 2018, 2017 and 2016, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate is principally due to research and development credits and other permanent items. Furthermore, in fiscal year 2018, the Company recorded reductions in income tax expense of $1,232 relating to the income tax benefit received in conjunction with the vesting of restricted stock during the period. The difference between the effective income tax rate and state income tax rate for 2017 and 2016 was principally due to the federal domestic production activities deduction, research and development credits, and other permanent items. Furthermore, in fiscal year 2017, the Company recorded reductions in income tax expense of $1,016 relating to the income tax benefit received in conjunction with the vesting of restricted stock during the period. Also contributing to the decrease in the effective tax rate for fiscal year 2017 is the lower effective tax rate applicable to the Asia operations purchased in the JBA acquisition at the end of 2016 and the re-measurement of the Company’s deferred tax assets and liabilities as a result of the change in the U.S. corporate tax rate.

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

 At December 29, 2018 and December 30, 2017, the Company had $548 and $437, respectively, of unrecognized tax benefits, which if recognized, would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 29,	December 30,
	2018	2017

Balance, beginning of period	$437	$770
Additions based on tax positions related to the current year	45	49
Additions for tax positions of prior years	66	525
Reductions for positions of prior years	-	(68)
Settlement	-	(839)
Balance, end of period	$548	$437

Note 16 – Reportable Segments

The Company’s Chief Executive Officer is the chief operating decision maker and organized the Company into two operating and reportable segments as follows:

●	Infrastructure (INF) includes our engineering, civil program management, and construction quality assurance, testing, and inspection practices
●	Building, Technology & Sciences (BTS), which includes our energy, environmental and building program management practices

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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

The following tables set forth summarized financial information concerning our reportable segments:

	Years Ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Gross revenues
INF	$257,353	$185,238	$159,514
BTS	164,739	152,304	69,218
Elimination of inter- segment revenues	(4,011)	(4,508)	(4,822)
Total gross revenues	$418,081	$333,034	$223,910

Segment income before taxes
INF	$43,832	$32,245	$27,688
BTS	26,656	21,018	7,847
Total Segment income before taxes	70,488	53,263	35,535
Corporate(1)	(36,769)	(28,630)	(17,389)
Total income before taxes	$33,719	$24,633	$18,146

(1)	Includes amortization of intangibles of $13,052, $10,310 and $4,549 for the fiscal years ended 2018, 2017 and 2016, respectively.

	December 29,	December 30,
	2018	2017
Assets
INF	$228,979	$118,585
BTS	155,112	165,857
Corporate(1)	55,330	21,338
Total assets	$439,421	$305,780

(1)	Corporate assets consist of intercompany eliminations and assets not allocated to segments including cash and cash equivalents and certain other assets.

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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

	2018
	INF	BTS	Total
Gross revenues by Geographic Location
United States	$254,723	$150,696	$405,419
Foreign	-	12,662	12,662
Total gross revenues	$254,723	$163,358	$418,081

	2018
	INF	BTS	Total
Gross revenues by Customer
Public and quasi-public sector	$233,395	$45,393	$278,788
Private sector	21,328	117,965	139,293
Total gross revenues	$254,723	$163,358	$418,081

	2018
	INF	BTS	Total
Gross revenues by Contract Type
Cost-reimbursable contracts	$254,365	$128,738	$383,103
Fixed-unit price contracts	358	34,620	34,978
Total gross revenues	$254,723	$163,358	$418,081

Note 17 – Quarterly Financial Information (Unaudited)

Management believes the following unaudited quarterly financial information for fiscal years 2018 and 2017, which is derived from the Company’s unaudited interim financial statements, reflects all adjustments necessary for a fair statement of the results of operations. The fluctuations between periods is a result of acquisitions made during 2018 and 2017 (See Note 4).

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 29, 2018

Gross revenues	$94,534	$104,018	$104,185	$115,344

Gross profit	$46,631	$50,702	$49,974	$54,097

Income from operations	$6,301	$9,350	$9,974	$10,060

Income before income tax expense	$5,690	$8,700	$9,523	$9,806

Net income and comprehensive income	$4,292	$7,620	$7,285	$7,659

Basic earnings per share	$0.42	$0.73	$0.65	$0.64

Diluted earnings per share	$0.39	$0.69	$0.62	$0.62

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 30, 2017

Gross revenues	$64,059	$83,736	$91,263	$93,976

Gross profit	$31,722	$41,360	$46,746	$45,426

Income from operations	$2,521	$6,866	$8,959	$8,222

Income before income tax expense	$2,282	$6,587	$8,435	$7,329

Net income and comprehensive income	$2,270	$4,319	$5,912	$11,505

Basic earnings per share	$0.23	$0.42	$0.58	$1.12

Diluted earnings per share	$0.21	$0.40	$0.55	$1.06

Note 18 – Subsequent Events

On December 31, 2018, the Company acquired certain assets of Celtic Energy, Inc., a nationally recognized energy consulting firm that specializes in energy project management and oversight. The aggregate purchase price paid by the Company is up to $1,900, paid with a combination of cash and stock at closing and future stock and note payments.

The Company will recognize the assets acquired and the liabilities assumed at their fair values and will record an allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company expects goodwill to be recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired, the amount attributable to the reputation of the businesses acquired, the workforce in place and the synergies to be achieved from these acquisitions. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company will engage a third party independent valuation specialist to assist in management’s determination of fair values total of tangible and intangible assets acquired and liabilities of these acquisitions. The initial accounting for this acquisition is incomplete at this time due to the recent closing of this transaction. The Company expects to establish a preliminary purchase price allocation with respect to this transaction by the end of the first quarter of 2019.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

As of December 29, 2018, the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 29, 2018, the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, were not effective as a result of a material weakness in our internal control over financial reporting, which is discussed further below. The material weakness described herein did not result in a material misstatement to the Company’s previously issued consolidated financial statements, nor in the consolidated financial statements included in this Annual Report on Form 10-K.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 29, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control—Integrated Framework.

As disclosed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Acquisitions, in the fiscal year 2018, we completed the acquisition of the privately-held companies CHI Engineering Services, Inc. (“CHI”), CALYX Engineers and Consultants, Inc. ("CALYX"), and CSA (M&E) Ltd. (“CSA”). These acquired businesses combined constitute 7% of the total assets of the Company at December 29, 2018, and 7% of the Company’s gross revenues for the year ended December 29, 2018. As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired companies’ controls by year-end, management has excluded CHI, CALYX, and CSA from its evaluation of disclosure controls and procedures and control over financial reporting and changes therein from the date of such acquisition through December 29, 2018.

A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. The material weakness described herein did not result in a material misstatement to the Company’s previously issued consolidated financial statements, nor in the consolidated financial statements included in this Annual Report on Form 10-K. In connection with management’s evaluation of the effectiveness of our internal control over financial reporting described above, we identified a material weakness in our internal control over financial reporting related to revenues as of December 29, 2018. This material weakness related solely to internal control deficiencies over the initial set up of project contracts in our project management system and adequate documentation to support the analysis of certain percentage of completion projects. Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 29, 2018, based on the criteria set forth by COSO.

Our independent registered public accounting firm, Deloitte & Touche LLP, that audited our consolidated financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting as of December 29, 2018, as stated in their report included in this Annual Report on Form 10-K.

Remediation Plan

Management is committed to maintaining a strong internal control environment. In response to the identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, will take comprehensive actions to remediate the material weakness in internal control over financial reporting, including implementing additional specific enhanced control procedures around new project contract set up control activities and the periodic analysis related to percentage of completion projects. Specific enhanced control procedures will include training of individuals involved in project set up and analysis of percentage of completion projects and system enhancements to our project management system. We have commenced this remediation plan and we anticipate remediating this material weakness by the end of the second quarter of 2019, subject to the conclusion by management that the enhanced internal control over financial reporting is operating effectively following appropriate testing. The remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. As management continues to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting, we may take additional measures to address these deficiencies or modify certain of the remediation measures described above.

Changes in Internal Control

Subject to the above regarding the controls of CHI, CALYX and CSA and the noted material weakness, there were no changes in our internal control over financial reporting during our fiscal quarter ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NV5 Global, Inc.

   Hollywood, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NV5 Global, Inc. and subsidiaries (the “Company”) as of December 29, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2018, of the Company and our report dated March 14, 2019, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at CHI Engineering Services, Inc., CALYX Engineers and Consultants, Inc., and CSA (M&E) Ltd., which were acquired in 2018 and whose financial statements constitute 7% of total assets and 7% of gross revenues of the consolidated financial statement amounts as of and for the year ended December 29, 2018. Accordingly, our audit did not include the internal control over financial reporting at CHI Engineering Services, Inc., CALYX Engineers and Consultants, Inc., and CSA (M&E) Ltd.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: A material weakness in the Company’s internal control over financial reporting was identified related to revenues. This material weakness related to internal control deficiencies over the initial set up of project contracts in the Company’s project management system and adequate documentation to support the analysis of certain percentage of completion projects. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 29, 2018, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Miami, Florida

March 14, 2019

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2018 year end.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2018 year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2018 year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2018 year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2018 year end.

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

10.17

Credit Agreement, dated as of December 7, 2016 by and among NV5 Global, Inc., as borrower, the subsidiaries of NV5 Global, Inc. named therein, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2016)

10.18

Amendment No. 1 to Credit Agreement, dated as of December 20, 2018 by and among NV5 Global, Inc., as borrower, the subsidiaries of NV5 Global, Inc. named therein, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, including Annex A thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2018).

10.19

Amended and Restated Employment Agreement dated November 7, 2018 by and between the Company and Mr. Dickerson Wright. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2018).

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
Date: March 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dickerson Wright	Chairman and Chief Executive Officer	March 14, 2019
Dickerson Wright	(Principal Executive Officer)

/s/ Michael P. Rama	Vice President and Chief Financial Officer	March 14, 2019
Michael P. Rama	(Principal Financial and Accounting Officer)

/s/ Alexander A. Hockman	Chief Operating Officer, President and Director	March 14, 2019
Alexander A. Hockman

/s/ MaryJo O’Brien	Executive Vice President and Director	March 14, 2019
MaryJo O’Brien

/s/ Gerald J. Salontai	Director	March 14, 2019
Gerald J Salontai

/s/ Jeffrey A. Liss /s/ Gerald J. Salontai	Director	March 14, 2019
Jeffrey A. Liss Gerald J Salontai

/s/ William D. Pruitt	Director	March 14, 2019
William D. Pruitt

/s/ Francois Tardan	Director	March 14, 2019
Francois Tardan