Form 10-Q
period 2019-03-30
NV5 Global, Inc.
filed 2019-05-08
CIK 1532961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

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

(954) 495-2112

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NVEE	The NASDAQ Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 2, 2019, there were 12,565,115 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)

	March 30, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$45,814	$40,739
Billed receivables, net	92,603	98,324
Unbilled receivables, net	41,270	43,411
Prepaid expenses and other current assets	3,629	2,582
Total current assets	183,316	185,056
Property and equipment, net	11,586	11,677
Right-of-use lease asset, net	32,822	-
Intangible assets, net	99,671	99,756
Goodwill	146,985	140,930
Other assets	2,317	2,002
Total Assets	$476,697	$439,421

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,531	$22,588
Accrued liabilities	24,973	20,853
Income taxes payable	4,218	2,697
Billings in excess of costs and estimated earnings on uncompleted contracts	4,256	7,625
Client deposits	272	208
Current portion of contingent consideration	1,660	1,845
Current portion of notes payable and other obligations	18,058	17,139
Total current liabilities	72,968	72,955
Contingent consideration, less current portion	2,009	2,853
Long-term lease liability	26,480	-
Notes payable and other obligations, less current portion	31,301	29,847
Deferred income tax liabilities, net	17,768	16,224
Total liabilities	150,526	121,879

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value; 45,000,000 shares authorized, 12,565,115 and 12,550,711 shares issued and outstanding as of March 30, 2019 and December 29, 2018, respectively	126	126
Additional paid-in capital	239,611	236,525
Retained earnings	86,434	80,891
Total stockholders’ equity	326,171	317,542
Total liabilities and stockholders’ equity	$476,697	$439,421

 See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except share data)

	Three Months Ended
	March 30,	March 31,
	2019	2018

Gross revenues	$117,335	$94,534

Direct costs (excluding depreciation and amortization):
Salaries and wages	35,257	30,521
Sub-consultant services	16,952	13,460
Other direct costs	9,696	3,922
Total direct costs	61,905	47,903

Gross Profit	55,430	46,631

Operating Expenses:
Salaries and wages, payroll taxes and benefits	29,238	25,458
General and administrative	8,862	7,534
Facilities and facilities related	3,806	3,542
Depreciation and amortization	6,113	3,796
Total operating expenses	48,019	40,330

Income from operations	7,411	6,301

Interest expense	(351)	(611)

Income before income tax expense	7,060	5,690
Income tax expense	(1,517)	(1,398)
Net Income and Comprehensive Income	$5,543	$4,292

Earnings per share:
Basic	$0.46	$0.42
Diluted	$0.44	$0.39

Weighted average common shares outstanding:
Basic	11,960,944	10,295,274
Diluted	12,463,007	10,913,315

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 30, 2017	10,834,770	$108	$125,954	$54,035	$180,097

Stock compensation	-	-	1,136	-	1,136
Restricted stock issuance, net	7,714	1	(1)	-	-
Stock issuance for acquisitions	8,623	-	405	-	405
Proceeds from exercise of warrants, net of costs	140,000	1	1,091	-	1,092
Net income	-	-	-	4,292	4,292
Balance, March 31, 2018	10,991,107	$110	$128,585	$58,327	$187,022

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 29, 2018	12,550,711	$126	$236,525	$80,891	$317,542

Stock compensation	-	-	1,798	-	1,798
Restricted stock issuance, net	(6,750)	(0.1)	0.1	-	-
Stock issuance for acquisitions	9,969	0.1	563	-	563
Payment of contingent consideration with common stock	11,185	0.1	725	-	725
Net income	-	-	-	5,543	5,543
Balance, March 30, 2019	12,565,115	$126	$239,611	$86,434	$326,171

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash Flows From Operating Activities:
Net income	$5,543	$4,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,113	3,796
Non-cash lease expense	2,009	-
Provision for doubtful accounts	206	324
Stock based compensation	1,798	1,136
Change in fair value of contingent consideration	49	-
Gain on disposals of property and equipment	1	-
Deferred income taxes	(463)	20
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	8,995	(4,354)
Unbilled receivables	3,350	2,409
Prepaid expenses and other assets	(1,331)	(216)
Accounts payable	(3,240)	(599)
Accrued liabilities	(4,930)	(1,934)
Income taxes payable	1,521	(1,712)
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,370)	341
Deposits	62	114
Net cash provided by operating activities	16,313	3,617

Cash Flows From Investing Activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(8,000)	(3,297)
Purchase of property and equipment	(690)	(1,125)
Net cash used in investing activities	(8,690)	(4,422)

Cash Flows From Financing Activities:
Payments on notes payable	(1,848)	(1,621)
Payments of contingent consideration	(700)	(215)
Proceeds from exercise of unit warrant	-	1,092
Net cash used in financing activities	(2,548)	(744)

Net increase (decrease) in Cash and Cash Equivalents	5,075	(1,549)
Cash and cash equivalents – beginning of period	40,739	18,751
Cash and cash equivalents – end of period	$45,814	$17,202

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 1 - Organization and Nature of Business Operations

Business

NV5 Global, Inc. and its subsidiaries (collectively, the “Company,” “NV5 Global,” “our,” “we”) is a provider of professional and technical engineering and consulting solutions to public and private sector clients in the infrastructure, energy, construction, real estate and environmental markets, operating nationwide and abroad. The Company’s clients include the U.S. federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to:

●	Infrastructure, engineering and support	●	Management oversight
●	Construction quality assurance, testing and inspection	●	Permitting
●	Program management	●	Inspection and field supervision
●	Energy	●	Testing inspection and certification
●	Environmental	●	Forensic engineering
●	Planning	●	Litigation support
●	Design	●	Condition assessment
●	Consulting	●	Compliance certification

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018 (the “2018 Form 10-K”). The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for any future interim period or for the full 2019 fiscal year.

There have been no significant changes, other than those related to the adopted new accounting standards below, in the Company’s accounting policies from those disclosed in our 2018 Form 10-K.

Adoption of New Accounting Standards

Leases

We adopted ASU No. 2016-02, Leases (Topic 842), as of the first day of the fiscal year 2019 using the modified retrospective approach and elected not to adjust comparative periods. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and the initial direct costs. We elected the practical expedient to keep leases with an initial term of 12 months or less off the balance sheet and the practical expedient to account for non-lease components in a contract as part of a single lease component. Lease payments are recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term. Adoption of the new standard resulted in the recording of additional right-of-use lease assets and lease liabilities of $34,186 and $34,965, respectively, as of the first day of the fiscal year 2019. The standard did not materially impact our consolidated net earnings and had no impact on cash flows. Additionally, there was no cumulative effect of adoption on retained earnings in the Statement of Changes in Stockholders' Equity.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Revenue Recognition

On the first day of fiscal year 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective approach to all contracts that were not completed as of the beginning of fiscal year 2018. We utilize the portfolio method practical expedient, which allows companies to account for multiple contracts as a portfolio, instead of accounting for them on a contract by contract basis (commonly known as the contract method). For our time and materials contracts, we apply the as-invoiced practical expedient, which permits us to recognize revenue as the right to invoice for services performed. The new standard did not materially affect our consolidated net income, financial position, or cash flows.

Performance Obligations

Some of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and therefore, is not distinct. However, in some instances, we may also promise to provide distinct goods or services within a contract, resulting in multiple performance obligations. For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. Typically, we sell a customer a specific service and use the expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

The Company’s performance obligations are satisfied as work progresses or at a point in time. Revenue on our cost-reimbursable contracts is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it best depicts the transfer of control to the customer. Contract costs include labor, subcontractors’ costs and other direct costs.

Gross revenue from services transferred to customers at a point in time is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed.

As of March 30, 2019, we had $562,236 of remaining performance obligations, or backlog, of which $440,991 or 78% is expected to be recognized over the next 12 months and the remaining over the next 24 months. Only the contracts for which funding has been provided and work authorizations have been received are included in backlog. Not included in backlog is work awarded to us under master services agreements but not under contract. Project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in backlog. Most of our government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. In the case of non-government contracts, backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. Our backlog for the period beyond 12 months may be subject to variation from year-to-year as existing contracts are completed, delayed, or renewed or new contracts are awarded, delayed, or cancelled. As a result, we believe that year-to-year comparisons of the portion of backlog expected to be performed more than one year in the future are difficult to assess and not necessarily indicative of future revenues or profitability.

Contract Assets and Liabilities

The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. Revenue recognized for the three months ended March 30, 2019 and March 31, 2018 that was included in the contract liability balance at the beginning of the fiscal year was approximately $4,422 and $200, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 3 – Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 of the goodwill impairment test and simplifies how the amount of an impairment loss is determined. The update is effective for public companies in the beginning of fiscal year 2020 and will be applied on a prospective basis. We will adopt this ASU at the beginning of fiscal year 2020. We do not expect the impact of this ASU to be material to our consolidated financial statements.

Note 4 – Earnings per Share

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

The weighted average number of shares outstanding in calculating basic earnings per share for the three months ended March 30, 2019 and March 31, 2018 exclude 594,326 and 570,677 non-vested restricted shares, respectively. There were no potentially anti-dilutive securities during the three months ended March 30, 2019 and March 31, 2018.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 30,	March 31,
	2019	2018
Numerator:
Net income – basic and diluted	$5,543	$4,292

Denominator:
Basic weighted average shares outstanding	11,960,944	10,295,274
Effect of dilutive non-vested restricted shares and units	407,724	389,319
Effect of issuable shares related to acquisitions	94,339	125,111
Effect of warrants	-	103,611
Diluted weighted average shares outstanding	12,463,007	10,913,315

Warrant exercise

In conjunction with our initial public offering on March 26, 2013, the underwriter received a warrant to acquire up to 140,000 units (“Unit Warrant”). On March 23, 2016, the underwriter paid us $1,008 to exercise the Unit Warrant. Each of the units delivered upon exercise consisted of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $7.80 per share (“Warrant”), which warrant expired on March 27, 2018. On March 19, 2018, the underwriter paid us $1,092 to exercise the Warrant. On March 21, 2018, we delivered 140,000 shares of common stock to the underwriter.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 5 – Business Acquisitions

2019 Acquisitions

On March 22, 2019, the Company acquired The Sextant Group, Inc. (“The Sextant Group”), a national leading provider of audiovisual, information and communications technology, acoustics consulting, and design services headquartered in Pittsburgh, PA. The Sextant Group provides services throughout the U.S. and is well-known for creating integrated technology solutions for a wide range of public and private sector clients. The aggregate purchase price is up to $11,000, including $7,000 of cash and $4,000 in promissory note (bearing interest at 4%), payable in four equal installments of $1,000 due on the first, second, third and fourth anniversaries of March 22, 2019. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for The Sextant Group, the Company performed a preliminary purchase price allocation. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter 2019.

On December 31, 2018, the Company acquired certain assets of Celtic Energy, Inc. (“Celtic”), a nationally recognized energy consulting firm that specializes in energy project management and oversight. The aggregate purchase price is up to $1,900, including $1,000 in cash, $300 in promissory note (bearing interest at 3%), payable in three equal installments of $100 on the first, second and third anniversaries of December 31, 2018 and $200 of the Company’s common stock (3,227 shares) issued at the closing date. The purchase price also includes $200 of the Company’s common stock payable on the first anniversary of December 31, 2018. Further, the purchase price includes a $200 earn-out of cash, which was recorded at an estimated fair value of $181. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Celtic, the Company performed a preliminary purchase price allocation. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter 2019.

2018 Acquisitions

On November 2, 2018 the Company acquired CHI Engineering, Inc. (“CHI”), an infrastructure engineering firm based in Portsmouth, New Hampshire. CHI is a leading provider of engineering, procurement, and construction management services to the liquefied natural gas (“LNG”), petroleum gas (“LPG”) and Natural Gas industries. CHI’s client base includes the majority of LNG facility owner/operators in the U.S. The aggregate purchase price of this acquisition is up to $53,000, including $30,000 in cash, $15,000 in promissory notes (bearing interest at 3%), payable in four equal installments of $3,750 on the first, second, third and fourth anniversaries of November 2, 2018 and $3,000 of the Company’s common stock (36,729 shares) issued at the closing date. The purchase price also includes $3,000 of the Company’s common stock payable in three installments of $1,000, due on the first, second and third anniversaries of November 2, 2018. The purchase price also includes a $2,000 earn-out of cash (at a 3% interest rate which begins to accrue on January 1, 2020), which was recorded at its estimated fair value of $1,547, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. The note and the earn-out are due to related party individuals who became employees of the Company upon the acquisition. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for CHI, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the third quarter of 2019.

On August 24, 2018, the Company acquired all of the outstanding equity interests in CALYX Engineers and Consultants, Inc. (“CALYX”), an infrastructure and transportation firm based in Cary, North Carolina. CALYX provides roadway and structure design, transportation planning, water resources, construction services, utility services, building structure design, land development, traffic services, cultural resources, surveying, and environmental services. CALYX serves both public and private clients, including state departments of transportation, municipalities, developers, higher education, and healthcare systems. The acquisition of CALYX will expand our infrastructure engineering service in the southeast United States. The purchase price of this acquisition is $34,000, subject to customary closing working capital adjustments, including $25,000 in cash, $4,000 in promissory notes (bearing interest at 3.75%), payable in four installments of $1,000, due on the first, second, third and fourth anniversaries of August 24, 2018 (see Note 10), $3,000 of the Company’s common stock (36,379 shares) as of the closing date of the acquisition, and $2,000 in cash payable within 120 days of the closing date. The note is due to related party individuals who became employees of the Company. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for CALYX, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the second quarter of 2019.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during 2019 and 2018:

	2019	2018
	Acquisitions	Acquisitions

Cash	$-	$345
Billed and unbilled receivables, net	4,690	20,999
Property and equipment	277	3,122
Prepaid expenses	30	589
Other assets	-	83
Intangible assets:
Customer relationships	4,010	32,267
Trade name	254	2,479
Customer backlog	192	8,007
Non-compete	460	4,306
Total Assets	9,913	72,197
Liabilities	(946)	(11,589)
Deferred tax liabilities	(2,008)	(8,903)
Net assets acquired	$6,959	$51,705

Consideration paid (Cash, Notes and/or stock)	$12,667	$90,516
Contingent earn-out liability (Cash and stock)	181	3,112
Total Consideration	$12,848	$93,628
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$5,889	$41,923

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from these acquisitions. See Note 8 for further information on goodwill and identified intangibles.

The consolidated financial statements of the Company for the three months ended March 30, 2019 and March 31, 2018 include the results of operations from any business acquired from their respective dates of acquisition during each of the respective period as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Gross Revenues	$766	$1,676
Income before income taxes	$48	$155

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three months ended March 30, 2018 as if the acquisitions of CHI and CALYX had occurred as of January 1, 2018. The pro forma information provided below is compiled from the financial statements of CHI and CALYX, which includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of these acquisitions actually been acquired on January 1, 2018 or (ii) future results of operations:

Three Months Ended
March 31, 2018
Gross revenues	$110,478
Net income	$5,058
Basic earnings per share	$0.49
Diluted earnings per share	$0.46

The Company has determined the supplemental disclosures pursuant to ASC 805-10-50-2h, for the Celtic, The Sextant Group, CSA and Butsko acquisitions were not material to the Company’s consolidated financial statements both individually and in the aggregate.

Note 6 – Billed and Unbilled Receivables

Billed and Unbilled Receivables consists of the following:

	March 30.	December 29,
	2019	2018

Billed receivables	$96,249	$101,482
Less: allowance for doubtful accounts	(3,646)	(3,158)
Billed receivables, net	$92,603	$98,324

Unbilled receivables	$42,658	$44,799
Less: allowance for doubtful accounts	(1,388)	(1,388)
Unbilled receivables, net	$41,270	$43,411

Note 7 – Property and Equipment, net

Property and equipment, net, consists of the following:

	March 30,	December 29,
	2019	2018

Office furniture and equipment	$2,636	$2,328
Computer equipment	11,685	11,640
Survey and field equipment	5,509	5,526
Leasehold improvements	3,779	2,541
	23,609	22,035
Accumulated depreciation	(12,023)	(10,358)
	$11,586	$11,677

Depreciation expense was $1,113 and $1,018 for the three months ended March 30, 2019 and March 31, 2018, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 8 – Goodwill and Intangible Assets

Goodwill

The changes in the carrying value by reportable segment for the three months ended March 30, 2019 were as follows:

	Three Months Ended
	December 29, 2018	Acquisitions	Disposed/ Adjustments	March 30, 2019
INF	$69,255	$-	$166	$69,421
BTS	71,675	5,889	-	77,564
Total	$140,930	$5,889	$166	$146,985

Goodwill of approximately $1,185 and $2,004 from acquisitions during the three months ended March 30, 2019 and March 31, 2018, respectively, is expected to be deductible for income tax purposes.

Intangible Assets

Intangible assets, net, as of March 30, 2019 and December 29, 2018 consist of the following:

	March 30, 2019			December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships (1)	$104,965	$(21,154)	$83,811	$100,956	$(18,724)	$82,232
Trade name (2)	9,142	(7,070)	2,072	8,888	(6,469)	2,419
Customer backlog (1)	16,192	(8,200)	7,992	16,000	(6,730)	9,270
Favorable lease (3)	553	(209)	344	552	(197)	355
Non-compete (4)	9,014	(3,562)	5,452	8,554	(3,074)	5,480
Total	$139,866	$(40,195)	$99,671	$134,950	$(35,194)	$99,756

(1)	Amortized on a straight-line basis over estimated lives (1 to 10 years)
(2)	Amortized on a straight-line basis over their estimated lives (1 to 3 years)
(3)	Amortized on a straight-line basis over the remaining lease term of 9 years
(4)	Amortized on a straight-line basis over their contractual lives (4 to 5 years)

Amortization expense was $5,000 and $2,778 for the three months ended March 30, 2019 and March 31, 2018, respectively.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 9 – Accrued Liabilities

Accrued liabilities consist of the following:

	March 30,	December 29,
	2019	2018
Accrued lease liability	$7,292	$-
Accrued vacation	9,396	7,994
Payroll and related taxes	4,485	8,136
Benefits	1,447	1,598
Unrecognized tax benefits	548	548
Professional liability reserve	154	157
Deferred rent	-	779
Other	1,651	1,641
Total	$24,973	$20,853

Note 10 – Notes Payable and Other Obligations

Notes payable and other obligations consists of the following:

	March 30,	December 29,
	2019	2018

Other Obligations	$4,759	$4,893
Uncollateralized promissory notes	42,677	40,001
Capital leases	1,923	2,092
Total Notes Payable and Other Obligations	49,359	46,986
Current portion of notes payable and other obligations	(18,058)	(17,139)
Notes payable and other obligations, less current portion	$31,301	$29,847

As of March 30, 2019 and December 29, 2018, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

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

The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 4.0:1 and a minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of March 30, 2019 and December 29, 2018, the Company is in compliance with the financial covenants. As of March 30, 2019 and December 29 2018, there was no outstanding balance on the Senior Credit Facility.

Other Obligations

On December 31, 2018, the Company acquired certain assets of Celtic. The purchase price allowed for the payment of $200 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable on the first anniversary of December 31, 2018. At March 30, 2019, the outstanding balance of this obligation was $181.

On November 2, 2018, the Company acquired CHI. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three equal annual installments. At March 30, 2019 and December 29, 2018, the outstanding balance of this obligation was $2,631.

On February 2, 2018, the Company acquired CSA. The purchase price allowed for the payment of $250 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. At March 30, 2019 and December 29, 2018, the outstanding balance of this obligation was $111 and $222, respectively.

On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. At March 30, 2019 and December 29, 2018, the outstanding balance of this obligation was $267 and $534, respectively.

On September 6, 2017, the Company acquired all of the outstanding equity interest in Marron. The purchase price allowed for the payment of $133 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. At March 30, 2019 and December 29, 2018, the outstanding balance of this obligation was $55.

On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price allowed for the payment of $1,333 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. At March 30, 2019 and December 29, 2018, the outstanding balance of this obligation was $504.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three equal annual installments of $1,000. At March 30, 2019 and December 29, 2018, the outstanding balance of this obligation was $936.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Uncollateralized Promissory Notes

On March 22, 2019, the Company acquired The Sextant Group. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 4% (“The Sextant Group Note”) and payable in four equal annual installments. The outstanding balance of The Sextant Group Note was $4,000 as of March 30, 2019.

On December 31, 2018, the Company acquired certain assets of Celtic. The purchase price included an uncollateralized $300 promissory note bearing interest at 3% (the “Celtic Note”) payable in three equal annual installments. The outstanding balance of the Celtic note was $300 as of March, 30, 2019.

On November 2, 2018, the Company acquired CHI. The purchase price included an uncollateralized $15,000 promissory note bearing interest at 3% (the “CHI Note”) payable in four equal annual installments. The outstanding balance of the CHI Note was $15,000 as of March 30, 2019 and December 29, 2018.

On August 24, 2018, the Company acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% (the “CALYX Note”) payable in four equal annual installments of $1,000. The outstanding balance of the CALYX Note was $4,000 as of March 30, 2019 and December 29, 2018.

On February 2, 2018, the Company acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “CSA Note”) payable in four equal annual installments of $150. The outstanding balance of the CSA Note was $450 and $600 as of March 30, 2019 and December 29, 2018, respectively.

On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the “Butsko Note”) payable in four equal annual installments of $250. The outstanding balance of the Butsko Note was $750 and $1,000 as of March 30, 2019 and December 29, 2018, respectively.

On September 6, 2017, the Company acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the “Marron Note”) payable in three equal annual installments of $100. The outstanding balance of the Marron Note was $200 as of March 30, 2019 and December 29, 2018.

On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the “RDK Note”) payable in four equal annual installments of $1,375. The outstanding balance of the RDK Note was $4,125 as of March 30, 2019 and December 29, 2018.

On May 4, 2017, the Company acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “H&K Note”) payable in four equal annual installments of $150. The outstanding balance of the H&K Note was $450 as of March 30, 2019 and December 29, 2018.

On May 1, 2017, the Company acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the “Lochrane Note”) payable in four equal annual installments of $413. The outstanding balance of the Lochrane Note was $1,238 as of March 30, 2019 and December 29, 2018.

On December 6, 2016, the Company acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the “CivilSource Note”) payable in four equal annual installments of $875. The outstanding balance of the CivilSource Note was $1,750 and $2,625 as of March 30, 2019 and December 29, 2018, respectively.

On November 30, 2016, the Company acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the “Hanna Note”) payable in four equal annual installments of $675. The outstanding balance of the Hanna Note was $1,350 as of March 30, 2019 and December 29, 2018.

On October 26, 2016, the Company acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the “JBA Note”) payable in five equal annual installments of $1,400. The outstanding balance of the JBA Note was $4,200 as of March 30, 2019 and December 29, 2018.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

On September 12, 2016, the Company acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four equal annual installments of $125. The outstanding balance of the Weir Note was $250 as of March 30, 2019 and December 29, 2018.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal annual installments of $1,500. The outstanding balance of the Dade Moeller Notes was $3,036 as of March 30, 2019 and December 29, 2018.

On July 1, 2015, the Company acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal annual installments of $1,000. The outstanding balance of the RBA Note was $1,000 as of March 30, 2019 and December 29, 2018.

On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) payable in four equal annual installments of $313. There was no outstanding balance on the JLA Note as of March 30, 2019. As of December 29, 2018, the outstanding balance of the JLA note was $313.

Note 11 – Contingent Consideration

The following table summarizes the changes in the carrying value of estimated contingent consideration:

	March 30,	December 29,
	2019	2018

Contingent consideration, beginning of the year	$4,698	$1,890
Additions for acquisitions	347	3,112
Reduction of liability for payments made	(1,425)	(728)
Increase of liability related to re-measurement of fair value	49	424
Total contingent consideration, end of the period	3,669	4,698
Current portion of contingent consideration	(1,660)	(1,845)
Contingent consideration, less current portion	$2,009	$2,853

Note 12 – Commitments and Contingencies

Litigation, Claims and Assessments

We are subject to certain claims and lawsuits typically filed against the engineering, consulting and construction profession, alleging primarily professional errors or omissions. The Company carries professional liability insurance, subject to certain deductibles and policy limits, against such claims. However, in some actions, parties are seeking damages that exceed our insurance coverage or for which we are not insured. While management does not believe that the resolution of these claims will have a material adverse effect, individually or in aggregate, on its financial position, results of operations or cash flows, management acknowledges the uncertainty surrounding the ultimate resolution of these matters.

Note 13 – Stock-Based Compensation

In October 2011, our stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of March 30, 2019, 1,027,150 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following summarizes the activity of restricted stock awards during the three months ended March 30, 2019:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value

Unvested shares as of December 29, 2018	626,911	$39.81
Granted	13,753	$66.02
Vested	(13,835)	$20.19
Forfeited	(20,503)	$47.81
Unvested shares as of March 30, 2019	606,326	$40.58

Share-based compensation expense relating to restricted stock awards during the three months ended March 30, 2019 and March 31, 2018 was $1,798 and $1,136, respectively. Approximately $12,495 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.9 years, is unrecognized at March 30, 2019. The total fair value of restricted shares vested during the three months ended March 30, 2019 and March 31, 2018 was $989 and $278, respectively.

Note 14 – Income Taxes

As of March 30, 2019 and December 29, 2018, we had net deferred income tax liabilities of $17,768 and $16,224, respectively. No valuation allowance against our deferred income tax assets is needed as of March 30, 2019 and December 29, 2018 as it is more-likely-than-not that the positions will be realized upon settlement. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where we have a future obligation for tax purposes.

Our consolidated effective income tax rate was 21.5% and 24.6% for the three months ended March 30, 2019 and March 31, 2018, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate is principally due to research and development credits and other permanent items.

We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. The California Franchise Tax Board (“CFTB”) challenged research and development tax credits generated for the years 2012 to 2014. Fiscal years 2012 through 2018 are considered open tax years in the State of California and 2015 through 2018 in the U.S. federal jurisdiction and other state jurisdictions. The evaluation by the CFTB is ongoing and at March 30, 2019 and December 29, 2018, we had $548 of unrecognized tax benefits, which if recognized would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months.

Note 15 – Reportable Segments

We report segment information in accordance with ASC Topic No. 280 “Segment Reporting” (“Topic No. 280”). Our Chief Executive Officer is the chief operating decision maker and organized the Company into two operating and reportable segments: Infrastructure (INF), which includes our engineering, civil program management, and construction quality assurance practices; and Building, Technology & Sciences (BTS), which includes our energy, environmental practices and buildings program management practices.

We evaluate the performance of these reportable segments based on their respective operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. We account for inter-segment revenues and transfers as if the sales and transfers were to third parties. All intercompany balances and transactions are eliminated in consolidation.

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

The following tables set forth summarized financial information concerning our reportable segments:

	Three Months Ended
	March 30,	March 31,
	2019	2018
Gross revenues
INF	$77,772	$54,806
BTS	40,274	40,650
Elimination of inter- segment revenues	(711)	(922)
Total gross revenues	$117,335	$94,534

Segment income before taxes
INF	$12,574	$7,624
BTS	5,917	6,381
Total Segment income before taxes	18,491	14,005
Corporate (1)	(11,431)	(8,315)
Total income before taxes	$7,060	$5,690

(1)	Includes amortization of intangibles of $5,000 and $2,778 for the three months ended March 30, 2019 and March 31, 2018, respectively.

Upon adoption of Topic 606, we disaggregate our gross revenues from contracts with customers by geographic location, customer-type and contract-type for each of our reportable segments. Disaggregated revenues include the elimination of inter-segment revenues which has been allocated to each segment. We believe this best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

	Three Months Ended March 30, 2019			Three Months Ended March 31, 2018
	INF	BTS	Total	INF	BTS	Total
Gross revenues by Geographic Location
United States	$77,273	$37,497	$114,770	$53,930	$37,566	$91,496
Foreign	-	2,565	2,565	-	3,038	3,038
Total gross revenues	$77,273	$40,062	$117,335	$53,930	$40,604	$94,534

	Three Months Ended March 30, 2019			Three Months Ended March 31, 2018
	INF	BTS	Total	INF	BTS	Total
Gross revenues by Customer
Public and quasi-public sector	$68,129	$15,316	$83,445	$48,792	$17,076	$65,868
Private sector	9,144	24,746	33,890	5,138	23,528	28,666
Total gross revenues	$77,273	$40,062	$117,335	$53,930	$40,604	$94,534

	Three Months Ended March 30, 2019			Three Months Ended March 31, 2018
	INF	BTS	Total	INF	BTS	Total
Gross revenues by Contract Type
Cost-reimbursable contracts	$75,767	$32,144	$107,911	$53,794	$33,156	$86,950
Fixed-unit price contracts	1,506	7,918	9,424	136	7,448	7,584
Total gross revenues	$77,273	$40,062	$117,335	$53,930	$40,604	$94,534

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Note 16 – Leases

Our operating leases consist of various office facilities, which we lease from unrelated parties. We use a portfolio approach to account for such leases due to the similarities in characteristics and apply an incremental borrowing rate equal to the interest rate of our existing secured line of credit. Our office leases with an initial term of 12 months or less are not recorded on the balance sheet. We account for lease components (e.g. fixed payments including rent, real estate taxes and common area maintenance costs) as a single lease component. Some of our leases include one or more options to renew the lease term at our sole discretion; however, these are not included in the calculation of our lease liability or ROU lease asset because they are not reasonably certain of exercise.

We also lease vehicles through a fleet leasing program. The payments for the vehicles are based on the terms selected. We have determined that it is reasonably certain that the leased vehicles will be held beyond the period in which the entire capitalized value of the vehicle has been paid to the lessor. As such, the capitalized value is the delivered price of the vehicle. Our vehicle leases are classified as financing leases.

Leases	Classification	As of March 30, 2019
Assets
Operating lease assets	Right-of-use lease asset, net (1)	$32,822
Finance lease assets	Property and equipment, net (1)	1,921
Total leased assets		$34,743
Liabilities
Current
Operating	Accrued liabilities	$7,292

Finance	Current portion of notes payable and other obligations	573
Noncurrent
Operating	Long-term lease liability	26,480

Finance	Notes payable and other obligations, less current portion	1,350
Total lease liabilities		$35,695

(1): Operating right of-use lease assets are recorded net of accumulated amortization of $2,009. Finance lease assets are recorded net of accumulated amortization of $986 at March 30, 2019.

		Three Months Ended
Lease Cost	Classification	March 30, 2019
Operating lease cost	Facilities and facilities related	$2,452
Finance lease cost
Amortization of right of use assets	Depreciation and amortization	163
Interest on lease liabilities	Interest expense	25
Total lease cost		$2,640

NV5 Global, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share data)

Maturity of Lease Liabilities	Operating Leases	Finance Leases
2019	$6,391	$485
2020	7,678	647
2021	6,798	561
2022	4,868	377
2023	4,120	125
Thereafter	8,003	-
Total lease payments	37,858	2,195
Less: Interest	(4,086)	(272)
Present value of lease liabilities	$33,772	$1,923

Average Remaining Lease Term (Years)	March 30, 2019
Operating leases	5.9
Finance leases	1.3
Average Discount Rate
Operating leases	4%
Finance leases	7%

Three Months Ended
Supplemental Cash Flow Information	March 30, 2019
Operating cash flows from operating leases	$2,280
Financing cash flows from finance leases	$163
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,062

Future minimum payments under non-cancelable operating leases as of December 29, 2018 were as follows:

Years Ended	Amount
2019	$9,506
2020	8,054
2021	7,224
2022	5,364
2023	4,504
Thereafter	7,704
Total minimum lease payments	$42,356

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of NV5 Global, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our,” “us” or “NV5 Global”) should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 29, 2018, included in our Annual Report on Form 10-K. This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from the results those anticipated in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2018 and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Amounts presented are in thousands, except per share data.

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

Recent Acquisitions

On March 22, 2019, we acquired The Sextant Group, Inc. (“The Sextant Group”), a national leading provider of audiovisual, information and communications technology, acoustics consulting, and design services headquartered in Pittsburgh, PA. The Sextant Group provides services throughout the U.S. and is well-known for creating integrated technology solutions for a wide range of public and private sector clients. The aggregate purchase price is up to $11,000, including $7,000 of cash and $4,000 in promissory note (bearing interest at 4%), payable in four equal installments of $1,000 due on the first, second, third and fourth anniversaries of March 22, 2019. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for The Sextant Group, the Company performed a preliminary purchase price allocation. We expect to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter 2019.

On December 31, 2018, we acquired certain assets of Celtic Energy, Inc. ("Celtic"), a nationally recognized energy consulting firm that specializes in energy project management and oversight. The aggregate purchase price is up to $1,900, including $1,000 in cash, $300 in promissory note (bearing interest at 3%), payable in three equal installments of $100 on the first, second and third anniversaries of December 31, 2018 and $200 of the Company’s common stock (3,227 shares) issued at the closing date. The purchase price also includes $200 of the Company’s common stock payable on the first anniversary of December 31, 2018. Further, the purchase price includes a $200 earn-out of cash, which was recorded at an estimated fair value of $181. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Celtic, the Company performed a preliminary purchase price allocation. We expect to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter 2019.

Backlog

As of March 30, 2019, we had $562,236 of remaining performance obligations, or backlog, of which $440,991 or 78% is expected to be recognized over the next 12 months and the remaining over the next 24 months. We include in backlog only those contracts for which funding has been provided and work authorizations have been received. Not included in backlog is work awarded to us under master services agreements but not under contract. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.

Segments

Our operations are organized into two reportable segments:

●	Infrastructure (INF) - includes our engineering, civil program management, and construction quality assurance, testing and inspection practices
●	Building, Technology & Sciences (BTS) – includes our energy, environmental and buildings program management practices

For additional information regarding our reportable segments, see "Reportable Segments" of the "Notes to Consolidated Financial Statements" included elsewhere herein.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in the 2018 Form 10-K.

Results of Operations

Consolidated Results of Operations

The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	March 30,	March 31,
	2019	2018

Gross revenues	$117,335	$94,534
Less sub-consultant services and other direct costs	(26,648)	(17,382)

Net revenues (1)	90,687	77,152
Direct salary and wages costs	(35,257)	(30,521)

Gross profit	55,430	46,631

Operating expenses	48,019	40,330

Income from operations	7,411	6,301

Interest expense	(351)	(611)

Income tax expense	(1,517)	(1,398)

Net income	$5,543	$4,292

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

Three Months Ended March 30, 2019 compared to the Three Months Ended March 31, 2018

Gross and Net Revenues

Our consolidated gross revenues increased by $22,801, or 24% in the three months ended March 30, 2019 compared to March 31, 2018. Our consolidated net revenues increased by $13,535, or 18% in the three months ended March 30, 2019 compared to March 31, 2018.

The increases in gross and net revenues are due primarily to the contribution from various acquisitions completed subsequent to the first quarter of 2018 as well as organic growth from our existing platform. The growth in revenues was primarily attributable to increases in:

●	Energy distribution services
●	Infrastructure engineering services
●	Energy and environmental services
●	Civil and building program management services

Gross Profit

As a percentage of gross revenues, our gross profit margin was 47% and 49% for the three months ended March 30, 2019 and March 31, 2018, respectively. The decrease in gross profit margin was due primarily to the mix of projects associated with the CHI acquisition.

Operating expenses

Our operating expenses increased $7,689, or 19% for the three months ended March 30, 2019 compared to March 31, 2018. The increases in operating expenses were due to:

●	$6,987 – operating expenses associated with acquisitions completed subsequent to the first quarter of 2018
●	$2,222 – increase in amortization of intangible assets

Income taxes

Our consolidated effective income tax rate was 21.5% and 24.6% for the three months ended March 30, 2019 and March 31, 2018, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate is principally due to research and development credits and other permanent items.

Segment Results of Operations

The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended
	March 30,	March 31,
	2019	2018
Gross revenues
INF	$77,772	$54,806
BTS	$40,274	$40,650

Segment income before taxes
INF	$12,574	$7,624
BTS	$5,917	$6,381

For additional information regarding our reportable segments, see Note 15 of the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended March 30, 2019 Compared to Three Months Ended March 31, 2018

INF Segment

Our gross revenues from INF reportable segment increased $22,966, or 42% during the three months ended March 30, 2019 compared to the three months ended March 31, 2018. The increase in gross revenues is due primarily to the acquisitions completed subsequent to the first quarter of 2018 as well as organic growth from our existing platform. The growth in revenues was also attributable to increases in:

●	Energy distribution services
●	Infrastructure engineering services
●	Civil program management services

Segment Income before Taxes from INF increased $4,950, or 65% during the three months ended March 30, 2019 compared to the three months ended March 31, 2018. The increase was primarily due to:

●	Increased revenues from organic growth
●	Contributions from acquisitions completed subsequent to the first quarter of 2018

BTS Segment

Our gross revenues from BTS decreased $376, or 1% during the three months ended March 30, 2019 compared to the three months ended March 31, 2018. The decrease was primarily a result of a slowdown in the gaming industry offset by increases in revenues associated with building program management and mechanical, electrical and plumbing services.

Segment Income before Taxes from BTS decreased $464, or 7% during the three months ended March 30, 2019 compared to the three months ended March 31, 2018. The decrease was primarily a result of a slowdown in the gaming industry offset by increases associated with building program management and mechanical, electrical and plumbing services.

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

Operating activities

Our business provided $16,313 of net cash from operations during the three months ended March 30, 2019, an increase of $12,696, or 351% compared to $3,617 during the three months ended March 31, 2018.

Investing activities

During the three months ended March 30, 2019 and March 31, 2018, net cash used in investing activities amounted to $8,690 and $4,422, respectively. This was primarily due to cash used for acquisitions during the relevant periods.

Financing activities

During the three months ended March 30, 2019 and March 31, 2018, net cash used in financing activities amounted to $2,548 and $744, respectively. The increase was a result of payments on long-term debt and contingent consideration.

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

The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 4.0:1 and a minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of March 30, 2019 and December 29, 2018, the Company is in compliance with the financial covenants. As of March 30, 2019 and December 29, 2018, there was no outstanding balance on the Senior Credit Facility.

Other Obligations

On December 31, 2018, the Company acquired certain assets of Celtic. The purchase price allowed for the payment of $200 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable on the first anniversary of December 31, 2018. At March 30, 2019, the outstanding balance of this obligation was $181.

On November 2, 2018, the Company acquired CHI. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three equal annual installments. At March 30, 2019 and December 29, 2018, the outstanding balance of this obligation was $2,631.

On February 2, 2018, the Company acquired CSA. The purchase price allowed for the payment of $250 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. At March 30, 2019 and December 29, 2018, the outstanding balance of this obligation was $111 and $222, respectively.

On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. At March 30, 2019 and December 29, 2018, the outstanding balance of this obligation was $267 and $534, respectively.

On September 6, 2017, the Company acquired all of the outstanding equity interest in Marron. The purchase price allowed for the payment of $133 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. At March 30, 2019 and December 29, 2018, the outstanding balance of this obligation was $55.

On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price allowed for the payment of $1,333 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. At March 30, 2019 and December 29, 2018, the outstanding balance of this obligation was $504.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three equal annual installments of $1,000. At March 30, 2019 and December 29, 2018, the outstanding balance of this obligation was $936.

Uncollateralized Promissory Notes

On March 22, 2019, we acquired The Sextant Group. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 4% (“The Sextant Group Note”) and payable in four equal annual installments. The outstanding balance of The Sextant Group Note was $4,000 as of March 30, 2019.

On December 31, 2018, we acquired certain assets of Celtic. The purchase price included an uncollateralized $300 promissory note bearing interest at 3% (the “Celtic Note”) payable in three equal annual installments. The outstanding balance of the Celtic note was $300 as of March, 30, 2019.

On November 2, 2018, we acquired CHI. The purchase price included an uncollateralized $15,000 promissory note bearing interest at 3% (the “CHI Note”) payable in four equal annual installments. The outstanding balance of the CHI Note was $15,000 as of March 30, 2019 and December 29, 2018.

On August 24, 2018, the Company acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% (the “CALYX Note”) payable in four equal annual installments of $1,000. The outstanding balance of the CALYX Note was $4,000 as of March 30, 2019 and December 29, 2018.

On February 2, 2018, the Company acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “CSA Note”) payable in four equal annual installments of $150. The outstanding balance of the CSA Note was $450 and $600 as of March 30, 2019 and December 29, 2018, respectively.

On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the “Butsko Note”) payable in four equal annual installments of $250. The outstanding balance of the Butsko Note was $750 and $1,000 as of March 30, 2019 and December 29, 2018, respectively.

On September 6, 2017, the Company acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the “Marron Note”) payable in three equal annual installments of $100. The outstanding balance of the Marron Note was $200 as of March 30, 2019 and December 29, 2018.

On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the “RDK Note”) payable in four equal annual installments of $1,375. The outstanding balance of the RDK Note was $4,125 as of March 30, 2019 and December 29, 2018.

On May 4, 2017, the Company acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “H&K Note”) payable in four equal annual installments of $150. The outstanding balance of the H&K Note was $450 as of March 30, 2019 and December 29, 2018.

On May 1, 2017, the Company acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the “Lochrane Note”) payable in four equal annual installments of $413. The outstanding balance of the Lochrane Note was $1,238 as of March 30, 2019 and December 29, 2018.

On December 6, 2016, the Company acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the “CivilSource Note”) payable in four equal annual installments of $875. The outstanding balance of the CivilSource Note was $1,750 and $2,625 as of March 30, 2019 and December 29, 2018, respectively.

On November 30, 2016, the Company acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the “Hanna Note”) payable in four equal annual installments of $675. The outstanding balance of the Hanna Note was $1,350 as of March 30, 2019 and December 29, 2018.

On October 26, 2016, the Company acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the “JBA Note”) payable in five equal annual installments of $1,400. The outstanding balance of the JBA Note was $4,200 as of March 30, 2019 and December 29, 2018.

On September 12, 2016, the Company acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four equal annual installments of $125. The outstanding balance of the Weir Note was $250 as of March 30, 2019 and December 29, 2018.

On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal annual installments of $1,500. The outstanding balance of the Dade Moeller Notes was $3,036 as of March 30, 2019 and December 29, 2018.

On July 1, 2015, the Company acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal annual installments of $1,000. The outstanding balance of the RBA Note was $1,000 as of March 30, 2019 and December 29, 2018.

On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) payable in four equal annual installments of $313. There was no outstanding balance on the JLA Note as of March 30, 2019. As of December 29, 2018, the outstanding balance of the JLA note was $313.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 30, 2019.

Effects of Inflation

Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Recently Issued Accounting Pronouncements

For information on recently issued accounting pronouncements, see Note 3 of the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, those factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2018. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our Annual Report on Form 10-K filing for the fiscal year ended December 29, 2018 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995, as amended. Readers can find them in “Item 1A. Risk Factors” of that filing and under the same heading of this filing. You may obtain a copy of our Annual Report on Form 10-K through our website, www.nv5.com. Information contained on our website is not incorporated into this report. In addition to visiting our website, you may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549 or at www.sec.gov. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of March 30, 2019, there was no outstanding balance on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would not have a material impact on our market risk.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

In connection with management’s evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2018, we identified a material weakness in our internal control over financial reporting related to revenues. This material weakness related solely to internal control deficiencies over the initial set up of project contracts in our project management system and adequate documentation to support the analysis of certain percentage of completion projects. The material weakness described herein did not result in a material misstatement to the Company’s previously issued consolidated financial statements, nor in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 29, 2018.

The Company has made progress toward remediating this material weakness (as described below under “Remediation Status of Reported Material Weakness”). As of March 30, 2019, the Company had not completed its remediation.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Although our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting, remedial steps have been taken in the first quarter of 2019 to address the weakness and improve the process. The material weakness described herein did not result in a material misstatement to the Company’s previously issued consolidated financial statements, nor in the condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.

Remediation Status of Reported Material Weakness

Management continues to execute its plan to remediate the material weakness. As of March 30, 2019, management had performed the following activities:

•     The Company completed its examination and analysis of the facts and circumstances giving rise to the material weakness under the supervision of the Chairman of the Audit Committee. The Company is addressing the examination findings through ongoing remediation. The Company continues to believe the remediation plan remains appropriate and

•     The Company has enhanced its processes over the initial set up of project contracts and adequate documentation to support the analysis of percentage of completion projects and is making system enhancements to its project management system.

The remediation steps outlined above are expected to strengthen the Company’s internal control over financial reporting. Management plans to test the ongoing operating effectiveness of all new and modified controls and will consider the material weakness remediated after the applicable controls operate effectively for a sufficient period.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than as described above.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to any of the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

During the three months ended March 30, 2019, we issued the following securities that were not registered under the Securities Act:

On December 31, 2018, we issued 8,068 shares of our common stock as partial consideration for our acquisitions of Celtic and CSA. In February 2019, we issued 13,086 shares of our common stock as partial consideration for our acquisitions of CSA and Butsko. These shares were issued in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. For a description of these acquisitions, see Note 5, Business Acquisitions, to the consolidated interim financial statements appearing under Part I of this Quarterly Report on Form 10-Q.

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

NV5 GLOBAL, INC.

By: /s/ Michael P. Rama
Date: May 8, 2019	Michael P. Rama Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)