Form 10-Q
period 2019-06-29
NV5 Global, Inc.
filed 2019-08-07
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-35849
_______________________________________________________
NV5 Global, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________

Delaware		45-3458017
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

200 South Park Road,	Suite 350	33021
Hollywood,	Florida	(Zip Code)
(Address of principal executive offices)
(954) 495-2112
(Registrant’s telephone number, including area code)
_______________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NVEE	The NASDAQ Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of August 6, 2019, there were 12,769,832 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	June 29, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$44,436	$40,739
Billed receivables, net	97,593	98,324
Unbilled receivables, net	49,808	43,411
Prepaid expenses and other current assets	12,215	2,582
Total current assets	204,052	185,056
Property and equipment, net	12,129	11,677
Right-of-use lease asset, net	35,566	—
Intangible assets, net	98,941	99,756
Goodwill	151,788	140,930
Other assets	1,971	2,002
Total Assets	$504,447	$439,421

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,612	$22,588
Accrued liabilities	35,565	20,853
Income taxes payable	360	2,697
Billings in excess of costs and estimated earnings on uncompleted contracts	2,243	7,625
Client deposits	256	208
Current portion of contingent consideration	1,895	1,845
Current portion of notes payable and other obligations	16,687	17,139
Total current liabilities	76,618	72,955
Contingent consideration, less current portion	2,195	2,853
Long-term lease liability	27,736	—
Notes payable and other obligations, less current portion	40,189	29,847
Deferred income tax liabilities, net	18,708	16,224
Total liabilities	165,446	121,879

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 12,657,841 and 12,550,711 shares issued and outstanding as of June 29, 2019 and December 29, 2018, respectively	127	126
Additional paid-in capital	243,646	236,525
Retained earnings	95,228	80,891
Total stockholders’ equity	339,001	317,542
Total liabilities and stockholders’ equity	$504,447	$439,421
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Gross revenues	$127,974	$104,018	$245,309	$198,552

Direct costs (excluding depreciation and amortization):
Salaries and wages	38,080	33,546	73,337	64,067
Sub-consultant services	20,044	14,900	36,996	28,360
Other direct costs	8,410	4,870	18,106	8,792
Total direct costs	66,534	53,316	128,439	101,219

Gross Profit	61,440	50,702	116,870	97,333

Operating Expenses:
Salaries and wages, payroll taxes and benefits	30,765	25,767	60,004	51,225
General and administrative	10,896	8,258	19,758	15,792
Facilities and facilities related	3,937	3,520	7,743	7,062
Depreciation and amortization	6,245	3,807	12,357	7,603
Total operating expenses	51,843	41,352	99,862	81,682

Income from operations	9,597	9,350	17,008	15,651

Interest expense	(457)	(650)	(808)	(1,261)

Income before income tax expense	9,140	8,700	16,200	14,390
Income tax expense	(346)	(1,080)	(1,863)	(2,478)
Net Income and Comprehensive Income	$8,794	$7,620	$14,337	$11,912

Earnings per share:
Basic	$0.73	$0.73	$1.19	$1.15
Diluted	$0.70	$0.69	$1.15	$1.09

Weighted average common shares outstanding:
Basic	12,106,066	10,496,524	12,033,906	10,395,874
Diluted	12,521,463	11,004,212	12,447,248	10,953,259
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance, March 31, 2018	10,991,107	$110	$128,585	$58,327	$187,022
Stock compensation	—	—	1,503	—	1,503
Restricted stock issuance, net	110,732	—	—	—	—
Stock issuance for acquisitions	27,243	1	1,658	—	1,659
Net income	—	—	—	7,620	7,620
Balance, June 30, 2018	11,129,082	$111	$131,746	$65,947	$197,804

Balance, March 30, 2019	12,565,115	$126	$239,611	$86,434	$326,171
Stock compensation	—	—	2,369	—	2,369
Restricted stock issuance, net	66,874	1	(1)	—	—
Stock issuance for acquisitions	25,852	—	1,667	—	1,667
Payment of contingent consideration with common stock	—	—	—	—	—
Net income	—	—	—	8,794	8,794
Balance, June 29, 2019	12,657,841	$127	$243,646	$95,228	$339,001

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 30, 2017	10,834,770	$108	$125,954	$54,035	$180,097
Stock compensation	—	—	2,639	—	2,639
Restricted stock issuance, net	118,446	1	(1)	—	—
Stock issuance for acquisitions	35,866	1	2,063	—	2,064
Proceeds from exercise of warrants, net of costs	140,000	1	1,091	—	1,092
Net income	—	—	—	11,912	11,912
Balance, June 30, 2018	11,129,082	$111	$131,746	$65,947	$197,804

Balance, December 29, 2018	12,550,711	$126	$236,525	$80,891	$317,542
Stock compensation	—	—	4,167		4,167
Restricted stock issuance, net	60,124	1	(1)		—
Stock issuance for acquisitions	35,821	—	2,230		2,230
Payment of contingent consideration with common stock	11,185	—	725		725
Net income	—	—	—	14,337	14,337
Balance, June 29, 2019	12,657,841	$127	$243,646	$95,228	$339,001
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 29, 2019	June 30, 2018
Cash Flows From Operating Activities:
Net income	$14,337	$11,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,357	7,603
Non-cash lease expense	4,251	—
Provision for doubtful accounts	1,456	831
Stock based compensation	4,167	2,639
Change in fair value of contingent consideration	49	107
Gain on disposals of property and equipment	(48)	—
Deferred income taxes	477	521
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	5,511	(7,834)
Unbilled receivables	(5,188)	(1,796)
Prepaid expenses and other assets	(9,413)	253
Accounts payable	(3,816)	1,157
Accrued liabilities	968	2,700
Income taxes payable	(2,338)	(7,869)
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,383)	602
Deposits	47	11
Net cash provided by operating activities	17,434	10,837

Cash Flows From Investing Activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(14,160)	(3,473)
Purchase of property and equipment	(1,626)	(1,462)
Net cash used in investing activities	(15,786)	(4,935)

Cash Flows From Financing Activities:
Borrowings from Senior Credit Facility	10,000	—
Payments on notes payable	(6,738)	(6,482)
Payments of contingent consideration	(1,213)	(728)
Proceeds from exercise of unit warrant	—	1,092
Payments of borrowings from Senior Credit Facility	—	(2,500)
Net cash provided by (used in) financing activities	2,049	(8,618)

Net increase (decrease) in Cash and Cash Equivalents	3,697	(2,716)
Cash and cash equivalents – beginning of period	40,739	18,751
Cash and cash equivalents – end of period	$44,436	$16,035
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
Adoption of New Accounting Standards
Leases
We adopted ASU No. 2016-2, Leases (Topic 842), as of the first day of the fiscal year 2019 using the modified retrospective approach and elected not to adjust comparative periods. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and the initial direct costs. We elected the practical expedient to keep leases with an initial term of 12 months or less off the balance sheet and the practical expedient to account for non-lease components in a contract as part of a single lease component. Lease payments are recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term. Adoption of the new standard resulted in the recording of additional right-of-use lease assets and lease liabilities of $34,186 and $34,965, respectively, as of the first day of the fiscal year 2019. The standard did not materially impact our consolidated net earnings and had no impact on cash flows. Additionally, there was no cumulative effect of adoption on retained earnings in the Statement of Changes in Stockholders' Equity.

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
As of June 29, 2019, we had $563,797 of remaining performance obligations, or backlog, of which $450,889 or 80% is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in backlog. Project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in backlog. Most of our government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore backlog includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. In the case of non-government contracts, backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. Our backlog for the period beyond 12 months may be subject to variation from year-to-year as existing contracts are completed, delayed, or renewed or new contracts are awarded, delayed, or cancelled. As a result, we believe that year-to-year comparisons of the portion of backlog expected to be performed more than one year in the future are difficult to assess and not necessarily indicative of future revenues or profitability.
Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. Revenue recognized that was included in the contract liability balance at the beginning of the fiscal year was $2,013 and $6,435 for the three and six months ended June 29, 2019, respectively and $19 and $212 for the three and six months ended June 30, 2018, respectively.
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
The weighted average number of shares outstanding in calculating basic earnings per share for the six months ended June 29, 2019 and June 30, 2018 exclude 480,694 and 573,378 non-vested restricted shares, respectively. There were no potentially anti-dilutive securities during the three and six months ended June 29, 2019 and June 30, 2018.
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator:
Net income – basic and diluted	$8,794	$7,620	$14,337	$11,912

Denominator:
Basic weighted average shares outstanding	12,106,066	10,496,524	12,033,906	10,395,874
Effect of dilutive non-vested restricted shares and units	351,110	421,760	334,029	404,240
Effect of issuable shares related to acquisitions	64,287	85,928	79,313	101,340
Effect of warrants	—	—	—	51,805
Diluted weighted average shares outstanding	12,521,463	11,004,212	12,447,248	10,953,259

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
Note 5 – Business Acquisitions
2019 Acquisitions
On June 3, 2019, the Company acquired Alta Environmental, L.P. (“Alta”), a consulting firm specializing in air quality, environmental building sciences, water resources, site assessment and remediation as well as environmental health and safety compliance services. The aggregate purchase price is up to $6,500, including $4,000 of cash and $2,000 in promissory note (bearing interest at 4%), payable in four equal installments of $500 due on the first, second, third and fourth anniversaries of June 3, 2019. Further, the purchase price includes a $500 earn-out of cash, which was recorded at an estimated fair value of $485. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Alta, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter 2019.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

On June 3, 2019, the Company acquired Page One Consultants (“Page One”), a program management and construction quality assurance firm based in Orlando, Florida. The aggregate purchase price is up to $3,900, including $2,000 of cash, $1,000 in promissory note (bearing interest at 3%), payable in three equal installments of $333 due on the first, second and third anniversaries of June 3, 2019 and $200 of the Company’s common stock (2,647 shares) issued at the closing date. The purchase price also includes $200 of the Company’s common stock payable on the first anniversary of June 3, 2019. Further, the purchase price includes a $500 earn-out of cash and stock, which was recorded at an estimated fair value of $448. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Page One, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter 2019.
On March 22, 2019, the Company acquired The Sextant Group, Inc. (“The Sextant Group”), a national leading provider of audiovisual, information and communications technology, acoustics consulting, and design services headquartered in Pittsburgh, PA. The Sextant Group provides services throughout the U.S. and is well-known for creating integrated technology solutions for a wide range of public and private sector clients. The aggregate purchase price is up to $11,000, including $7,000 of cash and $4,000 in promissory note (bearing interest at 4%), payable in four equal installments of $1,000 due on the first, second, third and fourth anniversaries of March 22, 2019. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for The Sextant Group, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter 2019.
On December 31, 2018, the Company acquired certain assets of Celtic Energy, Inc. (“Celtic”), a nationally recognized energy consulting firm that specializes in energy project management and oversight. The aggregate purchase price is up to $1,900, including $1,000 in cash, $300 in promissory note (bearing interest at 3%), payable in three equal installments of $100 on the first, second and third anniversaries of December 31, 2018 and $200 of the Company’s common stock (3,227 shares) issued at the closing date. The purchase price also includes $200 of the Company’s common stock payable on the first anniversary of December 31, 2018. Further, the purchase price includes a $200 earn-out of cash, which was recorded at an estimated fair value of $181. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Celtic, the Company performed a purchase price allocation.
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
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during 2019 and 2018:

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

	2019	2018
Cash	$140	$345
Billed and unbilled receivables, net	7,445	20,999
Property and equipment	743	3,122
Prepaid expenses	152	589
Other assets	12	83
Intangible assets:
Customer relationships	7,401	32,267
Trade name	506	2,479
Customer backlog	446	8,007
Non-compete	916	4,306
Total Assets	17,761	72,197
Liabilities	(2,689)	(11,589)
Deferred tax liabilities	(2,007)	(8,903)
Net assets acquired	$13,065	$51,705

Consideration paid (Cash, Notes and/or stock)	$22,643	$90,516
Contingent earn-out liability (Cash and stock)	1,114	3,112
Total Consideration	$23,757	$93,628
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$10,692	$41,923

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from these acquisitions. See Note 8 for further information on goodwill and identified intangibles.
The consolidated financial statements of the Company for the three and six months ended June 29, 2019 and June 30, 2018 include the results of operations from any business acquired from their respective dates of acquisition during each of the respective period as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Gross Revenues	$4,926	$2,841	$5,692	$4,517
Income before income taxes	$891	$497	$939	$652

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and six months ended June 29, 2019 and June 30, 2018 as if the acquisitions of CHI, CALYX, The Sextant Group, Page One and Alta had occurred as of January 1, 2018. The pro forma information provided below is compiled from the pre-acquisition financial information of CHI, CALYX, The Sextant Group, Page One and Alta, which includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of these acquisitions actually been acquired on January 1, 2018 or (ii) future results of operations:

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Gross revenues	$130,500	$136,264	$255,063	$254,226
Net income	$8,847	$10,257	$14,615	$15,639
Basic earnings per share	$0.73	$0.97	$1.21	$1.49
Diluted earnings per share	$0.71	$0.93	$1.17	$1.42

The Company has determined the supplemental disclosures pursuant to ASC 805-10-50-2h, for the Celtic, CSA and Butsko acquisitions were not material to the Company’s consolidated financial statements both individually and in the aggregate.
Note 6 – Billed and Unbilled Receivables
Billed and Unbilled Receivables consists of the following:

	June 29, 2019	December 29, 2018
Billed receivables	$101,957	$101,482
Less: allowance for doubtful accounts	(4,364)	(3,158)
Billed receivables, net	$97,593	$98,324

Unbilled receivables	$51,196	$44,799
Less: allowance for doubtful accounts	(1,388)	(1,388)
Unbilled receivables, net	$49,808	$43,411

Note 7 – Property and Equipment, net
Property and equipment, net, consists of the following:

	June 29, 2019	December 29, 2018
Office furniture and equipment	$2,753	$2,328
Computer equipment	12,560	11,640
Survey and field equipment	5,856	5,526
Leasehold improvements	3,779	2,541
	24,948	22,035
Accumulated depreciation	(12,819)	(10,358)
	$12,129	$11,677

Depreciation expense was $1,161 and $2,274 for the three and six months ended June 29, 2019, respectively and $1,016 and $2,034 for the three and six months ended June 30, 2018, respectively.
Note 8 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value by reportable segment for the six months ended June 29, 2019 were as follows:

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

	Six Months Ended
	December 29, 2018	Acquisitions	Disposed/Adjustments	June 29, 2019
INF	$69,255	$4,803	$166	$74,224
BTS	71,675	5,889	—	77,564
Total	$140,930	$10,692	$166	$151,788

Goodwill of approximately $5,712 and $1,723 from acquisitions during the six months ended June 29, 2019 and June 30, 2018, respectively, is expected to be deductible for income tax purposes.
Intangible Assets
Intangible assets, net, as of June 29, 2019 and December 29, 2018 consist of the following:

	June 29, 2019			December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships (1)	$108,355	$(23,697)	$84,658	$100,956	$(18,724)	$82,232
Trade name (2)	9,394	(7,609)	1,785	8,888	(6,469)	2,419
Customer backlog (1)	16,446	(9,630)	6,816	16,000	(6,730)	9,270
Favorable lease (3)	553	(221)	332	552	(197)	355
Non-compete (4)	9,470	(4,120)	5,350	8,554	(3,074)	5,480
Total	$144,218	$(45,277)	$98,941	$134,950	$(35,194)	$99,756

(1)	Amortized on a straight-line basis over estimated lives (1 to 10 years)

(2)	Amortized on a straight-line basis over their estimated lives (1 to 3 years)

(3)	Amortized on a straight-line basis over the remaining lease term of 9 years

(4)	Amortized on a straight-line basis over their contractual lives (4 to 5 years)
Amortization expense was $5,083 and $10,083 for the three and six months ended June 29, 2019, respectively and $2,791 and $5,569 for the three and six months ended June 30, 2018, respectively.
Note 9 – Accrued Liabilities
Accrued liabilities consist of the following:

	June 29, 2019	December 29, 2018
Accrued lease liability	$8,899	$—
Accrued vacation	10,134	7,994
Payroll and related taxes	10,142	8,136
Benefits	2,670	1,598
Unrecognized tax benefits	878	548
Professional liability reserve	171	157
Deferred rent	—	779
Other	2,671	1,641
Total	$35,565	$20,853

Note 10 – Notes Payable and Other Obligations
Notes payable and other obligations consists of the following:

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

	June 29, 2019	December 29, 2018
Other Obligations	$3,460	$4,893
Uncollateralized promissory notes	40,975	40,001
Senior credit facility	10,000	—
Capital leases	2,441	2,092
Total Notes Payable and Other Obligations	56,876	46,986
Current portion of notes payable and other obligations	(16,687)	(17,139)
Notes payable and other obligations, less current portion	$40,189	$29,847

As of June 29, 2019 and December 29, 2018, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
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
The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 4.0:1 and a minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of June 29, 2019 and December 29, 2018, the Company is in compliance with the financial covenants. As of June 29, 2019 there was $10,000 outstanding on the Senior Credit Facility. As of December 29, 2018, we had no outstanding balance on the Senior Credit Facility.
Other Obligations
On June 3, 2019, the Company acquired Page One. The purchase price allowed for the payment of $200 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable on the first anniversary of June 3, 2019. At June 29, 2019, the outstanding balance of this obligation was $181.
On December 31, 2018, the Company acquired certain assets of Celtic. The purchase price allowed for the payment of $200 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable on the first anniversary of December 31, 2018. At June 29, 2019, the outstanding balance of this obligation was $181.
On November 2, 2018, the Company acquired CHI. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three equal annual installments. At June 29, 2019 and December 29, 2018, the outstanding balance of this obligation was $2,631.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

On February 2, 2018, the Company acquired CSA. The purchase price allowed for the payment of $250 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. At June 29, 2019 and December 29, 2018, the outstanding balance of this obligation was $111 and $222, respectively.
On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. At June 29, 2019 and December 29, 2018, the outstanding balance of this obligation was $267 and $534, respectively.
On September 6, 2017, the Company acquired all of the outstanding equity interest in Marron. The purchase price allowed for the payment of $133 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. At June 29, 2019 and December 29, 2018, the outstanding balance of this obligation was $55.
On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price allowed for the payment of $1,333 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of June 29, 2019. At December 29, 2018, the outstanding balance of this obligation $504.
On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three equal annual installments of $1,000. There was no outstanding balance on this obligation as of June 29, 2019. At December 29, 2018, the outstanding balance of this obligation was $936.
Uncollateralized Promissory Notes
On June 3, 2019, the Company acquired Alta. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% (“Alta Note”) and payable in four equal annual installments. The outstanding balance of the Alta Note was $2,000 as of June 29, 2019.
On June 3, 2019, the Company acquired Page One. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (“Page One Note”) and payable in three equal annual installments. The outstanding balance of the Page One Note was $1,000 as of June 29, 2019.
On March 22, 2019, the Company acquired The Sextant Group. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 4.0% (“The Sextant Group Note”) and payable in four equal annual installments. The outstanding balance of The Sextant Group Note was $4,000 as of June 29, 2019.
On December 31, 2018, the Company acquired certain assets of Celtic. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the “Celtic Note”) payable in three equal annual installments. The outstanding balance of the Celtic note was $300 as of June 29, 2019.
On November 2, 2018, the Company acquired CHI. The purchase price included an uncollateralized $15,000 promissory note bearing interest at 3.0% (the “CHI Note”) payable in four equal annual installments. The outstanding balance of the CHI Note was $15,000 as of June 29, 2019 and December 29, 2018.
On August 24, 2018, the Company acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% (the “CALYX Note”) payable in four equal annual installments. The outstanding balance of the CALYX Note was $4,000 as of June 29, 2019 and December 29, 2018.
On February 2, 2018, the Company acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “CSA Note”) payable in four equal annual installments. The outstanding balance of the CSA Note was $450 and $600 as of June 29, 2019 and December 29, 2018, respectively.
On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the “Butsko Note”) payable in four equal annual

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

installments. The outstanding balance of the Butsko Note was $750 and $1,000 as of June 29, 2019 and December 29, 2018, respectively.
On September 6, 2017, the Company acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the “Marron Note”) payable in three equal annual installments. The outstanding balance of the Marron Note was $200 as of June 29, 2019 and December 29, 2018.
On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the “RDK Note”) payable in four equal annual installments. The outstanding balance of the RDK Note was $2,750 and $4,125 as of June 29, 2019 and December 29, 2018, respectively.
On May 4, 2017, the Company acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “H&K Note”) payable in four equal annual installments. The outstanding balance of the H&K Note was $300 and $450 as of June 29, 2019 and December 29, 2018, respectively.
On May 1, 2017, the Company acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the “Lochrane Note”) payable in four equal annual installments. The outstanding balance of the Lochrane Note was $825 and $1,238 as of June 29, 2019 and December 29, 2018, respectively.
On December 6, 2016, the Company acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the “CivilSource Note”) payable in four equal annual installments. The outstanding balance of the CivilSource Note was $1,606 and $2,625 as of June 29, 2019 and December 29, 2018, respectively.
On November 30, 2016, the Company acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the “Hanna Note”) payable in four equal annual installments. The outstanding balance of the Hanna Note was $1,350 as of June 29, 2019 and December 29, 2018.
On October 26, 2016, the Company acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the “JBA Note”) payable in five equal annual installments. The outstanding balance of the JBA Note was $4,200 as of June 29, 2019 and December 29, 2018.
On September 12, 2016, the Company acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four equal annual installments. The outstanding balance of the Weir Note was $250 as of June 29, 2019 and December 29, 2018.
On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal annual installments. The outstanding balance of the Dade Moeller Notes was $1,497 and $3,036 as of June 29, 2019 and December 29, 2018, respectively.
On July 1, 2015, the Company acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal annual installments. There was no outstanding balance on the RBA Note as of June 29, 2019. The outstanding balance of the RBA Note was $1,000 as of December 29, 2018.
On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) payable in four equal annual installments. There was no outstanding balance on the JLA Note as of June 29, 2019. As of December 29, 2018, the outstanding balance of the JLA note was $313.
Note 11 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

	June 29, 2019	December 29, 2018
Contingent consideration, beginning of the year	$4,698	$1,890
Additions for acquisitions	1,281	3,112
Reduction of liability for payments made	(1,938)	(728)
Increase of liability related to re-measurement of fair value	49	424
Total contingent consideration, end of the period	4,090	4,698
Current portion of contingent consideration	(1,895)	(1,845)
Contingent consideration, less current portion	$2,195	$2,853

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
Note 13 – Stock-Based Compensation
In October 2011, our stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of June 29, 2019, 1,399,663 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.
The following summarizes the activity of restricted stock awards during the six months ended June 29, 2019:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
December 29, 2018	626,911	$39.81
Granted	80,627	$61.69
Vested	(194,341)	$19.46
Forfeited	(20,503)	$47.81
June 29, 2019	492,694	$51.09

Share-based compensation expense relating to restricted stock awards during the three and six months ended June 29, 2019 was $2,369 and $4,167, respectively and $1,503 and $2,639, respectively, for the three and six months ended June 30, 2018. Approximately $12,270 of deferred compensation, which is expected to be recognized over the remaining weighted average

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

vesting period of 2.0 years, is unrecognized at June 29, 2019. The total fair value of restricted shares vested during the six months ended June 29, 2019 and June 30, 2018 was $13,649 and $6,802, respectively.
Note 14 – Income Taxes
As of June 29, 2019 and December 29, 2018, we had net deferred income tax liabilities of $18,708 and $16,224, respectively. No valuation allowance against our deferred income tax assets is needed as of June 29, 2019 and December 29, 2018 as it is more-likely-than-not that the positions will be realized upon settlement. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where we have a future obligation for tax purposes.
Our consolidated effective income tax rate was 25.3% and 24.7%, respectively, for the three and six months ended June 29, 2019 and 24.6% and 25.0%, respectively, for the three and six months ended June 30, 2018. Our tax provision includes an income tax benefit related to the vesting of restricted stock totaling $2,294 and $2,472, respectively, for the three and six months ended June 29, 2019 and $1,064 and $1,114, respectively, for the three and six months ended June 30, 2018.
We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. The California Franchise Tax Board (“CFTB”) challenged research and development tax credits generated for the years 2012 to 2014. Fiscal years 2012 through 2018 are considered open tax years in the State of California and 2015 through 2018 in the U.S. federal jurisdiction and other state jurisdictions. The evaluation by the CFTB is ongoing and at June 29, 2019 and December 29, 2018, we had $878 and $548, respectively, of unrecognized tax benefits, which if recognized would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months.
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
The following tables set forth summarized financial information concerning our reportable segments:

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Gross revenues
INF	$83,547	$61,721	$161,319	$116,527
BTS	45,372	43,284	85,646	83,934
Elimination of inter- segment revenues	(945)	(987)	(1,656)	(1,909)
Total gross revenues	$127,974	$104,018	$245,309	$198,552

Segment income before taxes
INF	$14,691	$10,169	$27,265	$17,841
BTS	7,499	7,419	13,416	13,802
Total Segment income before taxes	22,190	17,588	40,681	31,643
Corporate (1)	(13,050)	(8,888)	(24,481)	(17,253)
Total income before taxes	$9,140	$8,700	$16,200	$14,390

(1)
Includes amortization of intangibles of $5,083 and 10,083 for the three and six months ended June 29, 2019, respectively and $2,791 and $5,569 for the three and six months ended June 30, 2018, respectively.

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

	Three Months Ended June 29, 2019			Six Months Ended June 29, 2019
	INF	BTS	Total	INF	BTS	Total
Gross revenues by Geographic Location
United States	$82,790	$42,676	$125,466	$160,062	$80,013	$240,075
Foreign	—	2,508	2,508	—	5,234	5,234
Total gross revenues	$82,790	$45,184	$127,974	$160,062	$85,247	$245,309

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	INF	BTS	Total	INF	BTS	Total
Gross revenues by Geographic Location
United States	$61,087	$39,127	$100,214	$104,036	$34,050	$138,086
Foreign	—	3,804	3,804	10,981	49,485	60,466
Total gross revenues	$61,087	$42,931	$104,018	$115,017	$83,535	$198,552

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended June 29, 2019			Six Months Ended June 29, 2019
	INF	BTS	Total	INF	BTS	Total
Gross revenues by Customer
Public and quasi-public sector	$72,415	$17,404	$89,819	$140,540	$32,573	$173,113
Private sector	10,375	27,780	38,155	19,522	52,674	72,196
Total gross revenues	$82,790	$45,184	$127,974	$160,062	$85,247	$245,309

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	INF	BTS	Total	INF	BTS	Total
Gross revenues by Customer
Public and quasi-public sector	$55,244	$16,974	$72,218	$104,036	$34,050	$138,086
Private sector	5,843	25,957	31,800	10,981	49,485	60,466
Total gross revenues	$61,087	$42,931	$104,018	$115,017	$83,535	$198,552

	Three Months Ended June 29, 2019			Six Months Ended June 29, 2019
	INF	BTS	Total	INF	BTS	Total
Gross revenues by Contract Type
Cost-reimbursable contracts	$79,974	$35,995	$115,969	$155,740	$68,139	$223,879
Fixed-unit price contracts	2,816	9,189	12,005	4,322	17,108	21,430
Total gross revenues	$82,790	$45,184	$127,974	$160,062	$85,247	$245,309

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	INF	BTS	Total	INF	BTS	Total
Gross revenues by Contract Type
Cost-reimbursable contracts	$60,954	$33,404	$94,358	$114,748	$66,560	$181,308
Fixed-unit price contracts	133	9,527	9,660	269	16,975	17,244
Total gross revenues	$61,087	$42,931	$104,018	$115,017	$83,535	$198,552

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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Leases	Classification	June 29, 2019
Assets
Operating lease assets	Right-of-use lease asset, net (1)	$35,566
Finance lease assets	Property and equipment, net (1)	2,011
Total leased assets		$37,577
Liabilities
Current
Operating	Accrued liabilities	$8,899

Finance	Current portion of notes payable and other obligations	791
Noncurrent
Operating	Long-term lease liability	27,736

Finance	Notes payable and other obligations, less current portion	1,650
Total lease liabilities		$39,076
(1): At June 29, 2019, operating right of-use lease assets and finance lease assets are recorded net of accumulated amortization of $4,251 and $1,146, respectively.

		Three Months Ended	Six Months Ended
Lease Cost	Classification	June 29, 2019	June 29, 2019
Operating lease cost	Facilities and facilities related	$2,790	$5,242
Finance lease cost
Amortization of financing lease assets	Depreciation and amortization	161	324
Interest on lease liabilities	Interest expense	20	45
Total lease cost		$2,971	$5,611

Maturity of Lease Liabilities	Operating Leases	Finance Leases
2019	$5,284	$425
2020	9,326	870
2021	8,017	774
2022	5,616	502
2023	4,516	229
Thereafter	8,046	30
Total lease payments	40,805	2,830
Less: Interest	4,170	389
Present value of lease liabilities	$36,635	$2,441

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Weighted - Average Remaining Lease Term (Years)	June 29, 2019
Operating leases	5.4
Finance leases	2.7
Weighted - Average Discount Rate
Operating leases	4%
Finance leases	7%

Six Months Ended
Supplemental Cash Flow Information	June 29, 2019
Operating cash flows from operating leases	$4,951
Financing cash flows from finance leases	$325
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$6,236

Future minimum payments under non-cancelable operating leases as of December 29, 2018 were as follows:

Years Ended	Amount
2019	$9,506
2020	8,054
2021	7,224
2022	5,364
2023	4,504
Thereafter	7,704
Total minimum lease payments	$42,356

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Note 17 – Subsequent Events
On July 2, 2019, the Company acquired WHPacific, Inc., a leading provider of design engineering and surveying services in the western United States. The aggregate purchase price is $9,000 of cash.
On July 1, 2019, the Company acquired GeoDesign, Inc., an engineering consulting firm that offers geotechnical engineering, environmental, geological, mining, and pavement consulting services. The aggregate purchase price is up to $12,800, paid with a combination of cash and stock at closing and future stock and note payments.

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
Recent Acquisitions
On June 3, 2019, the Company acquired Alta Environmental, L.P. (“Alta”), a consulting firm specializing in air quality, environmental building sciences, water resources, site assessment and remediation as well as environmental health and safety compliance services. The aggregate purchase price is up to $6,500, including $4,000 of cash and $2,000 in promissory note (bearing interest at 4%), payable in four equal installments of $500 due on the first, second, third and fourth anniversaries of June 3, 2019. Further, the purchase price includes a $500 earn-out of cash, which was recorded at an estimated fair value of $485. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Alta, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter 2019.

On June 3, 2019, the Company acquired Page One Consultants (“Page One”), a program management and construction quality assurance firm based in Orlando, Florida. The aggregate purchase price is up to $3,900, including $2,000 of cash, $1,000 in promissory note (bearing interest at 3%), payable in three equal installments of $333 due on the first, second and third anniversaries of June 3, 2019 and 200 of the Company’s common stock (2,647 shares) issued at the closing date. The purchase price also includes $200 of the Company’s common stock payable on the first anniversary of June 3, 2019. Further, the purchase price includes a $500 earn-out of cash, which was recorded at an estimated fair value of $448. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Page One, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter 2019.
On March 22, 2019, the Company acquired The Sextant Group, Inc. (“The Sextant Group”), a national leading provider of audiovisual, information and communications technology, acoustics consulting, and design services headquartered in Pittsburgh, PA. The Sextant Group provides services throughout the U.S. and is well-known for creating integrated technology solutions for a wide range of public and private sector clients. The aggregate purchase price is up to $11,000, including $7,000 of cash and $4,000 in promissory note (bearing interest at 4%), payable in four equal installments of $1,000 due on the first, second, third and fourth anniversaries of March 22, 2019. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for The Sextant Group, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter 2019.
On December 31, 2018, the Company acquired certain assets of Celtic Energy, Inc. (“Celtic”), a nationally recognized energy consulting firm that specializes in energy project management and oversight. The aggregate purchase price is up to $1,900, including $1,000 in cash, $300 in promissory note (bearing interest at 3%), payable in three equal installments of $100 on the first, second and third anniversaries of December 31, 2018 and $200 of the Company’s common stock (3,227 shares) issued at the closing date. The purchase price also includes $200 of the Company’s common stock payable on the first anniversary of December 31, 2018. Further, the purchase price includes a $200 earn-out of cash, which was recorded at an estimated fair value of $181. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Celtic, the Company performed a purchase price allocation.
Backlog
As of June 29, 2019, we had $563,797 of remaining performance obligations, or backlog, of which $450,889 or 80% is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. We include in backlog those contracts for which work authorizations have been received. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog. For example, certain of our contracts with the U.S. federal government and other clients are terminable at the discretion of the client, with or without cause. These types of backlog reductions could adversely affect our revenue and margins. Accordingly, our backlog as of any particular date is an uncertain indicator of our future earnings.
Segments
Our operations are organized into two reportable segments:

•	Infrastructure (INF) - includes our engineering, civil program management, and construction quality assurance, testing and inspection practices

•	Building, Technology & Sciences (BTS) – includes our energy, environmental and buildings program management practices
For additional information regarding our reportable segments, see "Reportable Segments" of the "Notes to Consolidated Financial Statements" included elsewhere herein.
Critical Accounting Policies and Estimates
For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in the 2018 Form 10-K.
Results of Operations
Consolidated Results of Operations

The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018

Gross revenues	$127,974	$104,018	$245,309	$198,552
Less sub-consultant services and other direct costs	(28,454)	(19,770)	(55,102)	(37,152)

Net revenues (1)	99,520	84,248	190,207	161,400
Direct salary and wages costs	38,080	33,546	73,337	64,067

Gross profit	61,440	50,702	116,870	97,333

Operating expenses	51,843	41,352	99,862	81,682

Income from operations	9,597	9,350	17,008	15,651

Interest expense	(457)	(650)	(808)	(1,261)

Income tax expense	(346)	(1,080)	(1,863)	(2,478)

Net income	$8,794	$7,620	$14,337	$11,912

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

Three Months Ended June 29, 2019 Compared to the Three Months Ended June 30, 2018.
Gross and Net Revenues
Our consolidated gross revenues increased by $23,956, or 23% in the three months ended June 29, 2019 compared to the three months ended June 30, 2018. Our consolidated net revenues increased by $15,272, or 18% in the three months ended June 29, 2019 compared to the three months ended June 30, 2018. The increase in gross and net revenues was primarily due to the contribution from various acquisitions completed subsequent to the second quarter of 2018. The growth in revenues was attributable to increases in the following:
•Energy distribution services

•	Infrastructure engineering services

•	Energy and environmental services

•	Civil and building program management services
Gross Profit
As a percentage of gross revenues, our gross profit margin was 48% and 49% for the three months ended June 29, 2019 and June 30, 2018, respectively. The decrease in gross profit margin was due to an increased use of sub-consultants as well as higher other direct costs in 2019 compared to 2018.
Operating expenses
Our operating expenses increased $10,491, or 25% for the three months ended June 29, 2019 compared to the three months ended June 30, 2018. The increases in operating expenses were primarily due to increases in payroll related costs of

$4,998, general and administrative costs of $2,638 and depreciation and amortization of $2,438. The increases in costs support our increases in revenues and are related primarily to the operating expenses of our acquired entities.

Income taxes
Our consolidated effective income tax rate was 25.3% and 24.6% for the three months ended June 29, 2019 and June 30, 2018, respectively. Our tax provision includes an income tax benefit related to the vesting of restricted stock totaling $2,294 for the three months ended June 29, 2019 and $1,064 for the three months ended June 30, 2018.
Six Months Ended June 29, 2019 Compared to the Six Months Ended June 30, 2018.
Gross and Net Revenues

Our consolidated gross revenues increased by $46,757, or 24% in the six months ended June 29, 2019 compared to the six months ended June 30, 2018. Our consolidated net revenues increased by $28,807, or 18% in the six months ended June 29, 2019 compared to the six months ended June 30, 2018. The increase in gross and net revenues was primarily due to the contribution from various acquisitions completed subsequent to the second quarter of 2018. The growth in revenues was attributable to increases in the following:

•Energy distribution services

•	Infrastructure engineering services

•	Energy and environmental services

•	Civil and building program management services
Gross Profit
As a percentage of gross revenues, our gross profit margin was 48% and 49% for the six months ended June 29, 2019 and June 30, 2018, respectively. The decrease in gross profit margin was due to an increased use of sub-consultants as well as higher other direct costs in 2019 compared to 2018.
Operating expenses
Our operating expenses increased $18,180, or 22% for the six months ended June 29, 2019 compared to the six months ended June 30, 2018. The increases in operating expenses were primarily as a result of increases in payroll related costs of $8,778, general and administrative costs of $3,966 and depreciation and amortization of $4,754. The increases in costs support our increases in revenues and are related primarily to the operating expenses of our acquired entities.
Income taxes
Our consolidated effective income tax rate was 24.7% and 25.0% for the six months ended June 29, 2019 and June 30, 2018, respectively. Our tax provision includes an income tax benefit related to the vesting of restricted stock totaling $2,472 for the six months ended June 29, 2019 and $1,114 for the six months ended June 30, 2018.
Segment Results of Operations
The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Gross revenues
INF	$83,547	$61,721	$161,319	$116,527
BTS	$45,372	$43,284	$85,646	$83,934
Segment income before taxes
INF	$14,691	$10,169	$27,265	$17,841
BTS	$7,499	$7,419	$13,416	$13,802

For additional information regarding our reportable segments, see Note 15 of the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Three Months Ended June 29, 2019 Compared to Three Months Ended June 30, 2018
INF Segment
Our gross revenues from INF reportable segment increased $21,826, or 35% during the three months ended June 29, 2019 compared to the three months ended June 30, 2018. The increase in gross revenues is due to the contribution from various acquisitions completed subsequent to the second quarter of 2018. The growth in revenues was attributable to increases in:

•	Energy distribution services

•	Infrastructure engineering services

•	Civil program management services
Segment Income before Taxes from INF increased $4,522, or 44% during the three months ended June 29, 2019 compared to the three months ended June 30, 2018. The increase was primarily due to contributions from acquisitions completed subsequent to the second quarter of 2018.
BTS Segment
Our gross revenues from BTS increased $2,088, or 5% during the three months ended June 29, 2019 compared to the three months ended June 30, 2018. The increase in gross revenues was primarily due to the contribution from various acquisitions completed subsequent to the second quarter of 2018.
Segment Income before Taxes from BTS increased $80, or 1% during the three months ended June 29, 2019 compared to the three months ended June 30, 2018. The increase was primarily due to contributions from acquisitions completed subsequent to the second quarter of 2018.
Six Months Ended June 29, 2019 Compared to Six Months Ended June 30, 2018
INF Segment
Our gross revenues from INF reportable segment increased $44,792, or 38% during the six months ended June 29, 2019 compared to the six months ended June 30, 2018. The increase in gross revenues is due to the contribution from various acquisitions completed subsequent to the second quarter of 2018. The growth in revenues was attributable to increases in:

•	Energy distribution services

•	Infrastructure engineering services

•	Civil program management services
Segment Income before Taxes from INF increased $9,424, or 53% during the six months ended June 29, 2019 compared to the six months ended June 30, 2018. The increase was primarily due to contributions from acquisitions completed subsequent to the second quarter of 2018.
BTS Segment
Our gross revenues from BTS increased $1,712, or 2% during the six months ended June 29, 2019 compared to the six months ended June 30, 2018. The increase in gross revenues is due to the contribution from various acquisitions completed subsequent to the second quarter of 2018.
Segment Income before Taxes from BTS decreased $386, or 3% during the six months ended June 29, 2019 compared to the six months ended June 30, 2018. The decrease was primarily a result of a slowdown in the gaming industry and our international operations, partially offset by increases in revenues associated with building program management and mechanical, electrical and plumbing services.
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
Operating activities
Our business provided $17,434 of net cash from operations during the six months ended June 29, 2019, an increase of $6,597, or 61% compared to $10,837 during the six months ended June 30, 2018. The change was primarily due to higher earnings after adding back non-cash adjustments, which totaled $13,433, partially offset by a $6,836 change in working capital compared to the six months ended June 30, 2018.
Investing activities
During the six months ended June 29, 2019 and June 30, 2018, net cash used in investing activities totaled $15,786 and $4,935, respectively. The increase in cash used in investing activities was a result of increased acquisition activity.
Financing activities

Cash flows provided by financing activities during the six months ended June 29, 2019 totaled $2,049 compared to net cash used in financing activities of $8,618 during the six months ended June 30, 2018. The increase was a result of $10,000 in borrowings from our Senior Credit Facility during the six months ended June 29, 2019, partially offset by $2,500 in payments of borrowings from the Senior Credit Facility during the six months ended June 28, 2018.
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
The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 4.0:1and a minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of June 29, 2019 and December 29, 2018, the Company is in compliance with the financial covenants. As of June 29, 2019, there was $10,000 outstanding on the Senior Credit Facility. As of December 29, 2018, we had no outstanding balance on the Senior Credit Facility.
Other Obligations
On June 3, 2019, the Company acquired Page One. The purchase price allowed for the payment of $200 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable on the first anniversary of June 3, 2019. At June 29, 2019, the outstanding balance of this obligation was $181.

On December 31, 2018, the Company acquired certain assets of Celtic. The purchase price allowed for the payment of $200 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable on the first anniversary of December 31, 2018. At June 29, 2019, the outstanding balance of this obligation was $181.
On November 2, 2018, the Company acquired CHI. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three equal annual installments. At June 29, 2019 and December 29, 2018, the outstanding balance of this obligation was $2,631.
On February 2, 2018, the Company acquired CSA. The purchase price allowed for the payment of $250 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. At June 29, 2019 and December 29, 2018, the outstanding balance of this obligation was $111 and $222, respectively.
On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. At June 29, 2019 and December 29, 2018, the outstanding balance of this obligation was $267 and $534, respectively.
On September 6, 2017, the Company acquired all of the outstanding equity interest in Marron. The purchase price allowed for the payment of $133 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. At June 29, 2019 and December 29, 2018, the outstanding balance of this obligation was $55.
On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price allowed for the payment of $1,333 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of June 29, 2019. At December 29, 2018, the outstanding balance of this obligation $504.
On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three equal annual installments of $1,000. There was no outstanding balance on this obligation as of June 29, 2019. At December 29, 2018, the outstanding balance of this obligation was $936.
Uncollateralized Promissory Notes
On June 3, 2019, the Company acquired Alta. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% (“Alta Note”) and payable in four equal annual installments. The outstanding balance of the Alta Note was $2,000 as of June 29, 2019.
On June 3, 2019, the Company acquired Page One. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (“Page One Note”) and payable in three equal annual installments. The outstanding balance of the Page One Note was $1,000 as of June 29, 2019.
On March 22, 2019, we acquired The Sextant Group. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 4% (“The Sextant Group Note”) and payable in four equal annual installments. The outstanding balance of The Sextant Group Note was $4,000 as of June 29, 2019.
On December 31, 2018, we acquired certain assets of Celtic. The purchase price included an uncollateralized $300 promissory note bearing interest at 3% (the “Celtic Note”) payable in three equal annual installments. The outstanding balance of the Celtic note was $300 as of June 29, 2019.
On November 2, 2018, we acquired CHI. The purchase price included an uncollateralized $15,000 promissory note bearing interest at 3% (the “CHI Note”) payable in four equal annual installments. The outstanding balance of the CHI Note was $15,000 as of June 29, 2019 and December 29, 2018.
On August 24, 2018, the Company acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% (the “CALYX Note”) payable in four equal annual installments of $1,000. The outstanding balance of the CALYX Note was $4,000 as of June 29, 2019 and December 29, 2018.

On February 2, 2018, the Company acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “CSA Note”) payable in four equal annual installments of $150. The outstanding balance of the CSA Note was $450 and $600 as of June 29, 2019 and December 29, 2018, respectively.
On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the “Butsko Note”) payable in four equal annual installments of $250. The outstanding balance of the Butsko Note was $750 and $1,000 as of June 29, 2019 and December 29, 2018, respectively.
On September 6, 2017, the Company acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the “Marron Note”) payable in three equal annual installments of $100. The outstanding balance of the Marron Note was $200 as of June 29, 2019 and December 29, 2018.
On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the “RDK Note”) payable in four equal annual installments of $1,375. The outstanding balance of the RDK Note was $2,750 and $4,125 as of June 29, 2019 and December 29, 2018, respectively.
On May 4, 2017, the Company acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “H&K Note”) payable in four equal annual installments of $150. The outstanding balance of the H&K Note was $300 and $450 as of June 29, 2019 and December 29, 2018, respectively.
On May 1, 2017, the Company acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the “Lochrane Note”) payable in four equal annual installments of $413. The outstanding balance of the Lochrane Note was $825 and $1,238 as of June 29, 2019 and December 29, 2018, respectively.
On December 6, 2016, the Company acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the “CivilSource Note”) payable in four equal annual installments of $875. The outstanding balance of the CivilSource Note was $1,606 and $2,625 as of June 29, 2019 and December 29, 2018, respectively.
On November 30, 2016, the Company acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the “Hanna Note”) payable in four equal annual installments of $675. The outstanding balance of the Hanna Note was $1,350 as of June 29, 2019 and December 29, 2018.
On October 26, 2016, the Company acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the “JBA Note”) payable in five equal annual installments of $1,400. The outstanding balance of the JBA Note was $4,200 as of June 29, 2019 and December 29, 2018.
On September 12, 2016, the Company acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four equal annual installments of $125. The outstanding balance of the Weir Note was $250 as of June 29, 2019 and December 29, 2018.
On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal annual installments of $1,500. The outstanding balance of the Dade Moeller Notes was $1,497 and $3,036 as of June 29, 2019 and December 29, 2018, respectively.
On July 1, 2015, the Company acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal annual installments. There was no outstanding balance on the RBA Note as of June 29, 2019. The outstanding balance of the RBA Note was $1,000 as of December 29, 2018.
On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) payable in four equal annual installments of $313. There was no outstanding balance on the JLA Note as of June 29, 2019. As of December 29, 2018, the outstanding balance of the JLA note was $313.
Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 29, 2019.
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
Forward-looking statements are not historical factors and should not be read as a guarantee or assurance of future performance or results, and will not necessarily be accurate indications of the times at, or by, or if such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith beliefs, expectations and assumptions as of that time with respect to future events. Because forward-looking statements relate to the future, they are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include:

•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

•	changes in demand from the local and state government and private clients that we serve;

•	general economic conditions, nationally and globally, and their effect on the demand and market for our services;

•	fluctuations in our results of operations;

•	the government’s funding and budgetary approval process;

•	the possibility that our contracts may be terminated by our clients;

•	our ability to win new contracts and renew existing contracts;

•	our dependence on a limited number of clients;

•	our ability to complete projects timely, in accordance with our customers’ expectations, or profitability;

•	our ability to successfully execute our mergers and acquisitions strategy, including the integration of new companies into our business;

•	our ability to successfully manage our growth strategy;

•	our ability to raise capital in the future;

•	competitive pressures and trends in our industry and our ability to successfully compete with our competitors;

•	our ability to avoid losses under fixed-price contracts;

•	the credit and collection risks associated with our clients;

•	our ability to comply with procurement laws and regulations;

•	changes in laws, regulations, or policies;

•	the enactment of legislation that could limit the ability of local, state and federal agencies to contract for our privatized services;

•	our ability to complete our backlog of uncompleted projects as currently projected;

•	the risk of employee misconduct or our failure to comply with laws and regulations;

•	our ability to control, and operational issues pertaining to, business activities that we conduct with business partners and other third parties;

•
our need to comply with a number of restrictive covenants and similar provisions in our senior credit facility that generally limit our ability  to (among other things) incur additional indebtedness, create liens, make acquisitions, pay dividends and undergo certain changes in control, which could affect our ability to finance future operations, acquisitions or capital needs;

•	significant influence by our principal stockholder and the existence of certain anti-takeover measures in our governing documents; and

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of June 29, 2019, there was $10,000 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would not have a material impact on our market risk.
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
The Company has made progress toward remediating this material weakness (as described below under “Remediation Status of Reported Material Weakness”). As of June 29, 2019, the Company had not completed its remediation.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Although our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting, remedial steps have been taken in the to address the weakness and improve the process. The material weakness described herein did not result in a material misstatement to the Company’s previously issued consolidated financial statements, nor in the condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.
Remediation Status of Reported Material Weakness
Management continues to execute its plan to remediate the material weakness. As of June 29, 2019, management had performed the following activities:

•
The Company completed its examination and analysis of the facts and circumstances giving rise to the material weakness under the supervision of the Chairman of the Audit Committee. The Company is addressing the examination findings through ongoing remediation. The Company continues to believe the remediation plan remains appropriate;

•
The Company has enhanced its processes over the initial set up of project contracts and adequate documentation to support the analysis of percentage of completion projects and has made system enhancements to its project management system; and

•	The Company has enhanced its processes for analyzing trends in margins in order to strengthen controls for the proper recognition of revenue.

The remediation steps outlined above are expected to strengthen the Company’s internal control over financial reporting. Management plans to test the ongoing operating effectiveness of all new and modified controls and will consider the material weakness remediated after the applicable controls operate effectively for a sufficient period.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than as described above.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
During the three months ended June 29, 2019, we issued the following securities that were not registered under the Securities Act:
In May 2019, we issued 14,523 shares of our common stock as partial consideration of our acquisitions of Lochrane Engineering Inc. and Dade Moeller & Associates, Inc. In June 2019, we issued 11,329 shares of our common stock as partial consideration for our acquisitions of Page One Consultants and Richard D. Kimball Co.
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

NV5 GLOBAL, INC.

By: /s/ Edward Codispoti
Date: August 7, 2019	Edward Codispoti Chief Financial Officer (Principal Financial and Accounting Officer)