Form 10-Q
period 2019-09-28
NV5 Global, Inc.
filed 2019-11-07
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of November 6, 2019, there were 12,818,872 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	September 28, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$31,425	$40,739
Billed receivables, net	109,590	98,324
Unbilled receivables, net	53,818	43,411
Prepaid expenses and other current assets	9,198	2,582
Total current assets	204,031	185,056
Property and equipment, net	12,349	11,677
Right-of-use lease asset, net	42,366	—
Intangible assets, net	100,688	99,756
Goodwill	158,423	140,930
Other assets	2,886	2,002
Total Assets	520,743	$439,421

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,082	$22,588
Accrued liabilities	33,654	20,853
Income taxes payable	—	2,697
Billings in excess of costs and estimated earnings on uncompleted contracts	2,241	7,625
Client deposits	276	208
Current portion of contingent consideration	3,351	1,845
Current portion of notes payable and other obligations	17,578	17,139
Total current liabilities	80,182	72,955
Contingent consideration, less current portion	2,195	2,853
Long-term lease liability	32,781	—
Notes payable and other obligations, less current portion	40,638	29,847
Deferred income tax liabilities, net	16,881	16,224
Total liabilities	172,676	121,879

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 12,818,919 and 12,550,711 shares issued and outstanding as of September 28, 2019 and December 29, 2018, respectively	128	126
Additional paid-in capital	246,869	236,525
Retained earnings	101,070	80,891
Total stockholders’ equity	348,067	317,542
Total liabilities and stockholders’ equity	$520,743	$439,421
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Gross revenues	$131,032	$104,185	$376,340	$302,737

Direct costs (excluding depreciation and amortization):
Salaries and wages	40,426	34,475	113,762	98,542
Sub-consultant services	19,972	14,989	56,969	43,349
Other direct costs	7,139	4,747	25,244	13,539
Total direct costs	67,536	54,211	195,975	155,430

Gross Profit	63,496	49,974	180,365	147,307

Operating Expenses:
Salaries and wages, payroll taxes and benefits	33,428	24,897	93,431	76,122
General and administrative	11,028	7,556	30,786	23,348
Facilities and facilities related	4,664	3,490	12,407	10,552
Depreciation and amortization	6,551	4,057	18,908	11,660
Total operating expenses	55,671	40,000	155,533	121,682

Income from operations	7,825	9,974	24,832	25,625

Interest expense	(421)	(451)	(1,230)	(1,712)

Income before income tax expense	7,403	9,523	23,602	23,913
Income tax expense	(1,560)	(2,238)	(3,422)	(4,716)
Net Income and Comprehensive Income	$5,843	$7,285	$20,180	$19,197

Earnings per share:
Basic	$0.48	$0.65	$1.67	$1.80
Diluted	$0.46	$0.62	$1.62	$1.71

Weighted average common shares outstanding:
Basic	12,191,405	11,256,946	12,086,588	10,686,040
Diluted	12,566,966	11,701,394	12,485,049	11,205,748
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance, June 30, 2018	11,129,082	$111	$131,746	$65,947	$197,804
Stock compensation	—	—	1,902	—	1,902
Restricted stock issuance, net	25,672	—	(1)	—	—
Stock issuance for acquisitions	37,146	—	2,886	—	2,886
Proceeds from secondary offering, net of costs	1,270,000	13	93,456	—	93,469
Net income	—	—	—	7,285	7,285
Balance, September 29, 2018	12,461,900	$125	$229,989	$73,232	$303,346

Balance, June 29, 2019	12,657,841	$127	$243,646	$95,228	$339,001
Stock compensation	—	—	2,819	—	2,819
Restricted stock issuance, net	155,307	1	—	—	1
Stock issuance for acquisitions	5,771	—	403	—	403
Net income	—	—	—	5,843	5,843
Balance, September 28, 2019	12,818,919	$128	$246,869	$101,070	$348,067

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 30, 2017	10,834,770	$108	$125,954	$54,035	$180,097
Stock compensation	—	—	4,541	—	4,541
Restricted stock issuance, net	144,118	2	(2)	—	—
Stock issuance for acquisitions	73,012	1	4,949	—	4,950
Proceeds from secondary offering, net of costs	1,270,000	13	93,456	—	93,469
Proceeds from exercise of warrants, net of costs	140,000	1	1,091	—	1,092
Net income	—	—	—	19,197	19,197
Balance, September 29, 2018	12,461,900	$125	$229,989	$73,232	$303,346

Balance, December 29, 2018	12,550,711	$126	$236,525	$80,891	$317,542
Stock compensation	—	—	6,989		6,989
Restricted stock issuance, net	215,431	2	(2)		—
Stock issuance for acquisitions	41,592	—	2,632		2,632
Payment of contingent consideration with common stock	11,185	—	725		725
Net income	—	—	—	20,180	20,180
Balance, September 28, 2019	12,818,919	$128	$246,869	$101,070	$348,067
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Cash Flows From Operating Activities:
Net income	$20,180	$19,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,908	11,660
Non-cash lease expense	6,770	—
Provision for doubtful accounts	1,725	843
Stock based compensation	6,989	4,541
Change in fair value of contingent consideration	49	267
Gain on disposals of property and equipment	(48)	—
Deferred income taxes	(3,839)	564
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	508	(6,396)
Unbilled receivables	(4,490)	(3,759)
Prepaid expenses and other assets	(5,279)	819
Accounts payable	(2,053)	(679)
Accrued liabilities	(9,170)	(3,259)
Income taxes payable	(2,789)	(6,713)
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,972)	485
Deposits	68	—
Net cash provided by operating activities	21,557	17,570

Cash Flows From Investing Activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(29,365)	(28,460)
Purchase of property and equipment	(1,810)	(1,582)
Net cash used in investing activities	(31,175)	(30,042)

Cash Flows From Financing Activities:
Proceeds from secondary offering	—	93,469
Borrowings from Senior Credit Facility	10,000	—
Payments on notes payable	(8,483)	(7,410)
Payments of contingent consideration	(1,213)	(728)
Proceeds from exercise of unit warrant	—	1,092
Payments of borrowings from Senior Credit Facility	—	(36,500)
Net cash provided by financing activities	304	49,923

Net (decrease) increase in Cash and Cash Equivalents	(9,314)	37,451
Cash and cash equivalents – beginning of period	40,739	18,751
Cash and cash equivalents – end of period	$31,425	$56,202
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Non-cash investing and financing activities:
Contingent consideration (earn-out)	$2,570	$1,565
Notes payable and other obligations issued for acquisitions	$10,044	$8,356
Stock issuance for acquisitions	$2,632	$4,950
Capital leases	$769	$2,878
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

Note 2 - Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.
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

On August 1, 2019, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2019. Furthermore, there were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2019 through September 28, 2019.

See Note 8 for further information on goodwill and identified intangibles.
There have been no significant changes, other than those related to the adopted new accounting standards below, in the Company’s accounting policies from those disclosed in our 2018 Form 10-K.
Adoption of New Accounting Standards
Leases
We adopted ASU No. 2016-2, Leases ("Topic 842"), as of the first day of the fiscal year 2019 using the modified retrospective approach and elected not to adjust comparative periods. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and the initial direct costs. We elected the practical expedient to keep leases with an initial term of 12 months or less off the balance sheet and the practical expedient to account for non-lease components in a contract as part of a single lease component. Lease payments are recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term. Adoption of the new standard resulted in the recording of additional right-of-use lease assets and lease liabilities of $34,186 and $34,965, respectively, as of the first day of the fiscal year 2019. The standard did not materially impact our consolidated net earnings and had no impact on cash flows. Additionally, there was no cumulative effect of adoption on retained earnings in the Statement of Changes in Stockholders' Equity.
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
As of September 28, 2019, we had $504,349 of remaining performance obligations, of which $390,454 is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in performance obligations. Most of our government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore performance obligations includes only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations includes future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
Contract Assets and Liabilities
The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. Revenue recognized that was included in the contract liability balance at the beginning of the fiscal year was $2 and $6,437 for the three and nine months ended September 28, 2019, respectively and $222 and $434 for the three and nine months ended September 29, 2018, respectively.
Note 3 – Recent Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other ("Topic 350") simplifying the test for goodwill impairment. This ASU eliminates Step 2 of the goodwill impairment test and simplifies how the amount of an impairment loss is determined. The update is effective for public companies in the beginning of fiscal year 2020 and will be applied on a prospective basis. We will adopt this ASU at the beginning of fiscal year 2020. We do not expect the impact of this ASU to be material to our consolidated financial statements.

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
The weighted average number of shares outstanding in calculating basic earnings per share for the nine months ended September 28, 2019 and September 29, 2018 exclude 625,687 and 588,430 non-vested restricted shares, respectively. There were no potentially anti-dilutive securities during the three and nine months ended September 28, 2019 and September 29, 2018.
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share:

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Numerator:
Net income – basic and diluted	$5,843	$7,285	$20,180	$19,197

Denominator:
Basic weighted average shares outstanding	12,191,405	11,256,946	12,086,588	10,686,040
Effect of dilutive non-vested restricted shares and units	308,240	381,250	325,219	396,577
Effect of issuable shares related to acquisitions	67,321	63,198	73,242	88,594
Effect of warrants	—	—	—	34,537
Diluted weighted average shares outstanding	12,566,966	11,701,394	12,485,049	11,205,748

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
Note 5 – Business Acquisitions
2019 Acquisitions
On July 2, 2019, the Company acquired WHPacific, Inc. (“WHPacific”), a leading provider of design engineering and surveying services serving Washington, Oregon, Idaho, New Mexico, Arizona and California for a cash purchase price of $9,000. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for WHPacific, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter 2019.
On July 1, 2019, the Company acquired GeoDesign, Inc. (“GeoDesign”), a geotechnical, environmental, geological, mining and pavement engineering company with serving Washington, Oregon and California.  The aggregate purchase price is up to $12,800, including $8,500 of cash, $2,000 in promissory note (bearing interest at 4%), payable in four equal installments of $500 due on the first, second, third and fourth anniversaries of July 1, 2019 and $375 of the Company’s common stock (4,731 shares) issued at the closing date. The purchase price also includes $425 of the Company’s common stock payable on the first and second anniversary of July 1, 2019. Further, the purchase price includes a $1,500 earn-out of cash, which was recorded at an estimated fair value of $1,456. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for GeoDesign, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter 2019.
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
2018 Acquisitions
On November 2, 2018 the Company acquired CHI Engineering, Inc. (“CHI”), an infrastructure engineering firm based in Portsmouth, New Hampshire. CHI is a leading provider of engineering, procurement, and construction management services to the liquefied natural gas (“LNG”), petroleum gas (“LPG”) and Natural Gas industries. CHI’s client base includes the majority of LNG facility owner/operators in the U.S. The aggregate purchase price of this acquisition is up to $53,000, including $30,000 in cash, $15,000 in promissory notes (bearing interest at 3%), payable in four equal installments of $3,750 on the first, second, third and fourth anniversaries of November 2, 2018 and $3,000 of the Company’s common stock (36,729 shares) issued at the closing date. In July 2019, the Company received $2,360 from the sellers of CHI, as a working capital adjustment which was recorded a reduction of the purchase price paid for the acquisition of CHI. The purchase price also includes $3,000 of the Company’s common stock payable in three installments of $1,000, due on the first, second and third anniversaries of November 2, 2018. The purchase price also includes a $2,000 earn-out of cash (at a 3% interest rate which begins to accrue on January 1, 2020), which was recorded at its estimated fair value of $1,547, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. The note and the earn-out are due to related party individuals who became employees of the Company upon the acquisition. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for CHI, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values.
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
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during 2019 and 2018:

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

	2019	2018
Cash	$75	$345
Billed and unbilled receivables, net	19,417	20,999
Property and equipment	1,580	3,122
Prepaid expenses	2,056	589
Other assets	164	83
Intangible assets:
Customer relationships	12,839	32,267
Trade name	910	2,479
Customer backlog	852	8,007
Non-compete	1,647	4,306
Total Assets	39,540	72,197
Liabilities	(9,263)	(11,589)
Deferred tax liabilities	(4,495)	(8,903)
Net assets acquired	$25,782	$51,705

Consideration paid (Cash, Notes and/or stock)	$42,898	$90,516
Contingent earn-out liability (Cash and stock)	2,570	3,112
Total Consideration	$45,468	$93,628
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$19,686	$41,923

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from these acquisitions. See Note 8 for further information on goodwill and identified intangibles.
The consolidated financial statements of the Company for the three and nine months ended September 28, 2019 and September 29, 2018 include the results of operations from any business acquired from their respective dates of acquisition during each of the respective period as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Gross Revenues	$16,537	$4,984	$22,229	$11,374
Income before income taxes	$1,272	$1,356	$2,211	$2,008

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and nine months ended September 28, 2019 and September 29, 2018 as if the acquisitions of CHI, CALYX, The Sextant Group, Page One, Alta, WHPacific and GeoDesign had occurred as of January 1, 2018. The pro forma information provided below is compiled from the pre-acquisition financial information of CHI, CALYX, The Sextant Group, Page One, Alta, WHPacific and GeoDesign which includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of these acquisitions actually been acquired on January 1, 2018 or (ii) future results of operations:

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Gross revenues	$131,032	$141,249	$403,162	$417,672
Net income	$5,843	$9,526	$19,407	$24,550
Basic earnings per share	$0.48	$0.84	$1.61	$2.28
Diluted earnings per share	$0.46	$0.81	$1.55	$2.18

The Company has determined the supplemental disclosures pursuant to ASC 805-10-50-2h, for the Celtic, CSA and Butsko acquisitions were not material to the Company’s consolidated financial statements both individually and in the aggregate.
Note 6 – Billed and Unbilled Receivables
Billed and Unbilled Receivables consists of the following:

	September 28, 2019	December 29, 2018
Billed receivables	$114,148	$101,482
Less: allowance for doubtful accounts	(4,557)	(3,158)
Billed receivables, net	$109,590	$98,324

Unbilled receivables	$55,206	$44,799
Less: allowance for doubtful accounts	(1,388)	(1,388)
Unbilled receivables, net	$53,818	$43,411

Note 7 – Property and Equipment, net
Property and equipment, net, consists of the following:

	September 28, 2019	December 29, 2018
Office furniture and equipment	$2,877	$2,328
Computer equipment	12,382	11,640
Survey and field equipment	6,388	5,526
Leasehold improvements	3,981	2,541
	25,628	22,035
Accumulated depreciation	(13,279)	(10,358)
	$12,349	$11,677

Depreciation expense was $1,317 and $3,591 for the three and nine months ended September 28, 2019, respectively and $1,077 and $3,111 for the three and nine months ended September 29, 2018, respectively.
Note 8 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value by reportable segment for the nine months ended September 28, 2019 were as follows:

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

	Nine Months Ended
	December 29, 2018	2019 Acquisitions	Disposed/Adjustments	September 28, 2019
INF	$69,255	$13,797	$(2,193)	$80,859
BTS	71,675	5,889	—	77,564
Total	$140,930	$19,686	$(2,193)	$158,423

Goodwill of approximately $5,712 and $13,549 from acquisitions during the nine months ended September 28, 2019 and September 29, 2018, respectively, is expected to be deductible for income tax purposes.  In July 2019, the Company received $2,360 from the sellers of CHI, as a working capital adjustment which was recorded a reduction of goodwill and the purchase price paid for the acquisition of CHI.
Intangible Assets
Intangible assets, net, as of September 28, 2019 and December 29, 2018 consist of the following:

	September 28, 2019			December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships (1)	$113,794	$(26,434)	$87,360	$100,956	$(18,724)	$82,232
Trade name (2)	9,798	(8,084)	1,714	8,888	(6,469)	2,419
Customer backlog (1)	16,853	(10,966)	5,887	16,000	(6,730)	9,270
Favorable lease (3)	553	(233)	320	552	(197)	355
Non-compete (4)	10,201	(4,794)	5,407	8,554	(3,074)	5,480
Total	$151,199	$(50,511)	$100,688	$134,950	$(35,194)	$99,756

(1)	Amortized on a straight-line basis over estimated lives (1 to 10 years)

(2)	Amortized on a straight-line basis over their estimated lives (1 to 3 years)

(3)	Amortized on a straight-line basis over the remaining lease term of 9 years

(4)	Amortized on a straight-line basis over their contractual lives (4 to 5 years)
Amortization expense was $5,234 and $15,317 for the three and nine months ended September 28, 2019, respectively and $2,980 and $8,549 for the three and nine months ended September 29, 2018, respectively.
Note 9 – Accrued Liabilities
Accrued liabilities consist of the following:

	September 28, 2019	December 29, 2018
Accrued lease liability	$10,768	$—
Accrued vacation	9,958	7,994
Payroll and related taxes	5,383	8,136
Benefits	1,708	1,598
Unrecognized tax benefits	878	548
Professional liability reserve	1,168	157
Deferred rent	—	779
Other	3,791	1,641
Total	$33,654	$20,853

Note 10 – Notes Payable and Other Obligations

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Notes payable and other obligations consists of the following:

	September 28, 2019	December 29, 2018
Other obligations	$3,774	$4,893
Uncollateralized promissory notes	41,765	40,001
Senior credit facility	10,000	—
Capital leases	2,676	2,092
Total notes payable and other obligations	58,215	46,986
Current portion of notes payable and other obligations	(17,578)	(17,139)
Notes payable and other obligations, less current portion	40,638	29,847

As of September 28, 2019 and December 29, 2018, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
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
The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 4.0:1 and a minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of September 28, 2019 and December 29, 2018, the Company is in compliance with the financial covenants. As of September 28, 2019 there was $10,000 outstanding on the Senior Credit Facility. As of December 29, 2018, we had no outstanding balance on the Senior Credit Facility.
Other Obligations
On July 1, 2019, the Company acquired GeoDesign. The purchase price allowed for the payment of $425 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable on the first and second anniversary of July 1, 2019. At September 28, 2019, the outstanding balance of this obligation was $382.
On June 3, 2019, the Company acquired Page One. The purchase price allowed for the payment of $200 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable on the first anniversary of June 3, 2019. At September 28, 2019, the outstanding balance of this obligation was $181.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

On December 31, 2018, the Company acquired certain assets of Celtic. The purchase price allowed for the payment of $200 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable on the first anniversary of December 31, 2018. At September 28, 2019 the outstanding balance of this obligation was $181.
On November 2, 2018, the Company acquired CHI. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three equal annual installments. At September 28, 2019 and December 29, 2018, the outstanding balance of this obligation was $2,631.
On February 2, 2018, the Company acquired CSA. The purchase price allowed for the payment of $250 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. At September 28, 2019 and December 29, 2018, the outstanding balance of this obligation was $111 and $222, respectively.
On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. At September 28, 2019 and December 29, 2018, the outstanding balance of this obligation was $267 and $534, respectively.
On September 6, 2017, the Company acquired all of the outstanding equity interest in Marron. The purchase price allowed for the payment of $133 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of September 28, 2019. At December 29, 2018, the outstanding balance of this obligation was $55.
On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price allowed for the payment of $1,333 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of September 28, 2019. At December 29, 2018, the outstanding balance of this obligation $504.
On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three equal annual installments of $1,000. There was no outstanding balance on this obligation as of September 28, 2019. At December 29, 2018, the outstanding balance of this obligation was $936.
Uncollateralized Promissory Notes
On July 1, 2019, the Company acquired GeoDesign. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% (“GeoDesign Note”) and payable in four equal annual installments. The outstanding balance of the GeoDesign Note was $2,000 as of September 28, 2019.
On June 3, 2019, the Company acquired Alta. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% (“Alta Note”) and payable in four equal annual installments. The outstanding balance of the Alta Note was $2,000 as of September 28, 2019.
On June 3, 2019, the Company acquired Page One. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (“Page One Note”) and payable in three equal annual installments. The outstanding balance of the Page One Note was $1,000 as of September 28, 2019.
On March 22, 2019, the Company acquired The Sextant Group. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 4.0% (“The Sextant Group Note”) and payable in four equal annual installments. The outstanding balance of The Sextant Group Note was $4,000 as of September 28, 2019.
On December 31, 2018, the Company acquired certain assets of Celtic. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the “Celtic Note”) payable in three equal annual installments. The outstanding balance of the Celtic note was $300 as of September 28, 2019.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

On November 2, 2018, the Company acquired CHI. The purchase price included an uncollateralized $15,000 promissory note bearing interest at 3.0% (the “CHI Note”) payable in four equal annual installments. The outstanding balance of the CHI Note was $15,000 as of September 28, 2019 and December 29, 2018.
On August 24, 2018, the Company acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% (the “CALYX Note”) payable in four equal annual installments. The outstanding balance of the CALYX Note was $3,000 and $4,000 as of September 28, 2019 and December 29, 2018, respectively.
On February 2, 2018, the Company acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “CSA Note”) payable in four equal annual installments. The outstanding balance of the CSA Note was $450 and $600 as of September 28, 2019 and December 29, 2018, respectively.
On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the “Butsko Note”) payable in four equal annual installments. The outstanding balance of the Butsko Note was $750 and $1,000 as of September 28, 2019 and December 29, 2018, respectively.
On September 6, 2017, the Company acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the “Marron Note”) payable in three equal annual installments. The outstanding balance of the Marron Note was $100 and $200 as of September 28, 2019 and December 29, 2018, respectively.
On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the “RDK Note”) payable in four equal annual installments. The outstanding balance of the RDK Note was $2,750 and $4,125 as of September 28, 2019 and December 29, 2018, respectively.
On May 4, 2017, the Company acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “H&K Note”) payable in four equal annual installments. The outstanding balance of the H&K Note was $300 and $450 as of September 28, 2019 and December 29, 2018, respectively.
On May 1, 2017, the Company acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the “Lochrane Note”) payable in four equal annual installments. The outstanding balance of the Lochrane Note was $825 and $1,238 as of September 28, 2019 and December 29, 2018, respectively.
On December 6, 2016, the Company acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the “CivilSource Note”) payable in four equal annual installments. The outstanding balance of the CivilSource Note was $1,606 and $2,625 as of September 28, 2019 and December 29, 2018, respectively.
On November 30, 2016, the Company acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the “Hanna Note”) payable in four equal annual installments. The outstanding balance of the Hanna Note was $1,350 as of September 28, 2019 and December 29, 2018.
On October 26, 2016, the Company acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the “JBA Note”) payable in five equal annual installments. The outstanding balance of the JBA Note was $4,200 as of September 28, 2019 and December 29, 2018.
On September 12, 2016, the Company acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four equal annual installments. The outstanding balance of the Weir Note was $125 and $250 as of September 28, 2019 and December 29, 2018, respectively.
On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal annual installments. The outstanding balance of the Dade Moeller Notes was $1,497 and $3,036 as of September 28, 2019 and December 29, 2018, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

On July 1, 2015, the Company acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal annual installments. There was no outstanding balance on the RBA Note as of September 28, 2019. The outstanding balance of the RBA Note was $1,000 as of December 29, 2018.
On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) payable in four equal annual installments. There was no outstanding balance on the JLA Note as of September 28, 2019. As of December 29, 2018, the outstanding balance of the JLA note was $313.
Note 11 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	September 28, 2019	December 29, 2018
Contingent consideration, beginning of the year	$4,698	$1,890
Additions for acquisitions	2,737	3,112
Reduction of liability for payments made	(1,938)	(728)
Increase of liability related to re-measurement of fair value	49	424
Total contingent consideration, end of the period	5,546	4,698
Current portion of contingent consideration	(3,351)	(1,845)
Contingent consideration, less current portion	$2,195	$2,853

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
Note 13 – Stock-Based Compensation
In October 2011, our stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of September 28, 2019, 1,256,403 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

The following summarizes the activity of restricted stock awards during the nine months ended September 28, 2019:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
December 29, 2018	626,911	$39.81
Granted	248,694	$72.98
Vested	(204,655)	$20.24
Forfeited	(35,263)	$51.84
September 28, 2019	635,687	$58.42

Share-based compensation expense relating to restricted stock awards during the three and nine months ended September 28, 2019 was $2,822 and $6,989, respectively and $1,902 and $4,541, respectively, for the three and nine months ended September 29, 2018. Approximately $19,867 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 2.33 years, is unrecognized at September 28, 2019. The total fair value of restricted shares vested during the nine months ended September 28, 2019 and September 29, 2018 was $14,514 and $7,422, respectively.
Note 14 – Income Taxes
As of September 28, 2019 and December 29, 2018, we had net deferred income tax liabilities of $16,881 and $16,224, respectively. No valuation allowance against our deferred income tax assets is needed as of September 28, 2019 and December 29, 2018 as it is more-likely-than-not that the positions will be realized upon settlement. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where we have a future obligation for tax purposes.
Our consolidated effective income tax rate was 22.9% and 24.1%, respectively, for the three and nine months ended September 28, 2019 and 24.5% and 24.8%, respectively, for the three and nine months ended September 29, 2018. Our tax provision includes an income tax benefit related to the vesting of restricted stock totaling $121 and $2,593, respectively, for the three and nine months ended September 28, 2019 and $95 and $1,210, respectively, for the three and nine months ended September 29, 2018.
We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. The California Franchise Tax Board (“CFTB”) challenged research and development tax credits generated for the years 2012 to 2014. Fiscal years 2012 through 2018 are considered open tax years in the State of California and 2015 through 2018 in the U.S. federal jurisdiction and other state jurisdictions. The evaluation by the CFTB is ongoing and at September 28, 2019 and December 29, 2018, we had $878 and $548, respectively, of unrecognized tax benefits, which if recognized would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

The following tables set forth summarized financial information concerning our reportable segments:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Gross revenues
INF	$89,035	$64,053	$250,354	$180,611
BTS	43,060	41,441	128,706	125,344
Elimination of inter- segment revenues	(1,063)	(1,309)	(2,720)	(3,218)
Total gross revenues	$131,032	$104,185	$376,340	$302,737

Segment income before taxes
INF	$14,008	$11,108	$41,273	$28,951
BTS	6,871	7,236	20,287	21,069
Total Segment income before taxes	20,879	18,344	61,560	50,020
Corporate (1)	(13,476)	(8,821)	(37,958)	(26,107)
Total income before taxes	$7,403	$9,523	$23,602	$23,913

(1)
Includes amortization of intangibles of $5,234 and 15,317 for the three and nine months ended September 28, 2019, respectively and $2,980 and $8,549 for the three and nine months ended September 29, 2018, respectively.

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

	Three Months Ended September 28, 2019			Nine Months Ended September 28, 2019
	INF	BTS	Total	INF	BTS	Total
Gross revenues by Geographic Location
United States	$87,572	$41,872	$129,444	$247,634	$121,829	$369,463
Foreign	—	1,588	1,588	—	6,877	6,877
Total gross revenues	$87,572	$43,460	$131,032	$247,634	$128,706	$376,340

	Three Months Ended September 29, 2018			Nine Months Ended September 29, 2018
	INF	BTS	Total	INF	BTS	Total
Gross revenues by Geographic Location
United States	$63,514	$38,678	$102,192	$178,531	$115,371	$293,902
Foreign	—	1,993	1,993	—	8,835	8,835
Total gross revenues	$63,514	$40,671	$104,185	$178,531	$124,206	$302,737

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended September 28, 2019			Nine Months Ended September 28, 2019
	INF	BTS	Total	INF	BTS	Total
Gross revenues by Customer
Public and quasi-public sector	$69,297	$17,899	$87,196	$209,837	$50,471	$260,308
Private sector	18,275	25,561	43,836	37,797	78,235	116,032
Total gross revenues	$87,572	$43,460	$131,032	$247,634	$128,706	$376,340

	Three Months Ended September 29, 2018			Nine Months Ended September 29, 2018
	INF	BTS	Total	INF	BTS	Total
Gross revenues by Customer
Public and quasi-public sector	$58,157	$15,469	$73,626	$162,193	$49,519	$211,712
Private sector	5,357	25,202	30,559	16,338	74,687	91,025
Total gross revenues	$63,514	$40,671	$104,185	$178,531	$124,206	$302,737

	Three Months Ended September 28, 2019			Nine Months Ended September 28, 2019
	INF	BTS	Total	INF	BTS	Total
Gross revenues by Contract Type
Cost-reimbursable contracts	$84,426	$31,797	$116,223	$240,166	$99,935	$340,101
Fixed-unit price contracts	3,146	11,663	14,809	7,468	28,771	36,239
Total gross revenues	$87,572	$43,460	$131,032	$247,634	$128,706	$376,340

	Three Months Ended September 29, 2018			Nine Months Ended September 29, 2018
	INF	BTS	Total	INF	BTS	Total
Gross revenues by Contract Type
Cost-reimbursable contracts	$63,507	$32,196	$95,703	$178,255	$98,756	$277,011
Fixed-unit price contracts	7	8,475	8,482	276	25,450	25,726
Total gross revenues	$63,514	$40,671	$104,185	$178,531	$124,206	$302,737

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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Leases	Classification	September 28, 2019
Assets
Operating lease assets	Right-of-use lease asset, net (1)	$42,366
Finance lease assets	Property and equipment, net (1)	2,311
Total leased assets		$44,677
Liabilities
Current
Operating	Accrued liabilities	$10,768

Finance	Current portion of notes payable and other obligations	896
Noncurrent
Operating	Long-term lease liability	32,781

Finance	Notes payable and other obligations, less current portion	1,780
Total lease liabilities		$46,225
(1): At September 28, 2019, operating right of-use lease assets and finance lease assets are recorded net of accumulated amortization of $6,770 and $1,365, respectively.

		Three Months Ended	Nine Months Ended
Lease Cost	Classification	September 28, 2019	September 28, 2019
Operating lease cost	Facilities and facilities related	$2,995	$8,237
Finance lease cost
Amortization of financing lease assets	Depreciation and amortization	193	517
Interest on lease liabilities	Interest expense	26	71
Total lease cost		$3,214	$8,825

Maturity of Lease Liabilities	Operating Leases	Finance Leases
2019	$3,257	$234
2020	11,742	975
2021	10,079	874
2022	7,325	611
2023	5,934	353
Thereafter	9,965	103
Total lease payments	48,302	3,150
Less: Interest	4,753	474
Present value of lease liabilities	$43,549	$2,676

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Weighted - Average Remaining Lease Term (Years)	September 28, 2019
Operating leases	5.3
Finance leases	2.7
Weighted - Average Discount Rate
Operating leases	4%
Finance leases	7%

Nine Months Ended
Supplemental Cash Flow Information	September 28, 2019
Operating cash flows from operating leases	$7,833
Financing cash flows from finance leases	$543
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$14,251

Future minimum payments under non-cancelable operating leases as of December 29, 2018 were as follows:

Years Ended	Amount
2019	$9,506
2020	8,054
2021	7,224
2022	5,364
2023	4,504
Thereafter	7,704
Total minimum lease payments	$42,356

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Note 17 – Subsequent Events
On November 6, 2019, the Company and one of its direct subsidiaries (“Merger Sub,” and together with NV5, the “NV5 Parties”), and Geospatial Holdings Inc. (“Geospatial”) and Arlington Capital Partners III, L.P., a Delaware limited partnership, solely in its capacity as representative for the stockholders and optionholders of Geospatial, entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, at the effective time and upon the terms and subject to the conditions set forth therein and in accordance with applicable law, Merger Sub will merge with and into Geospatial (the “Merger”) with Geospatial continuing as the surviving entity after the Merger and a direct, wholly-owned subsidiary of the Company. The board of directors of NV5 approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.
The Merger is structured as an all cash transaction, and the Company estimates that its aggregate obligations under the Merger Agreement will be approximately $303 million. In connection with the Merger, the Company entered into a commitment letter (the “Commitment Letter”) with Bank of America, N.A., BofA Securities, Inc., PNC Bank, National Association and PNC Capital Markets LLC (collectively, the “Lead Arrangers”) to amend the Senior Credit Facility to provide additional borrowing facilities (the “Incremental Facility”), including a $150 million term loan tranche and a $90 million increase in the existing $125 million revolving facility, for a total availability of $365 million. The funding of the Incremental Facility provided for in the Commitment Letter is contingent on the satisfaction of customary conditions, including but not limited to (i) execution and delivery of definitive documentation with respect to the Incremental Facility in accordance with the terms set forth in the Commitment Letter, and (ii) consummation of the merger in accordance with the executed merger agreement provided to the Lead Arrangers not earlier than December 20, 2019.

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
Recent Acquisitions
On July 2, 2019, the Company acquired WHPacific, Inc. (“WHPacific”), a leading provider of design engineering and surveying services serving Washington, Oregon, Idaho, New Mexico, Arizona and California for a cash purchase price of $9,000. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for WHPacific, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter 2019.
On July 1, 2019, the Company acquired GeoDesign, Inc. (“GeoDesign”), a geotechnical, environmental, geological, mining and pavement engineering company serving Washington, Oregon and California.  The aggregate purchase price is up to $12,800, including $8,500 of cash, $2,000 in promissory note (bearing interest at 4%), payable in four equal installments of $500 due on the first, second, third and fourth anniversaries of July 1, 2019 and $375 of the Company’s common stock (4,731 shares) issued at the closing date. The purchase price also includes $425 of the Company’s common stock payable on the first and second anniversary of July 1, 2019. Further, the purchase price includes a $1,500 earn-out of cash , which was recorded at an estimated fair value of $1,456. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for GeoDesign, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the fourth quarter 2019.

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
Results of Operations
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018

Gross revenues	$131,032	$104,185	$376,340	$302,737
Less sub-consultant services and other direct costs	(27,111)	(19,736)	(82,213)	(56,888)

Net revenues (1)	103,921	84,449	294,127	245,849
Direct salary and wages costs	40,426	34,475	113,762	98,542

Gross profit	63,496	49,974	180,365	147,307

Operating expenses	55,671	40,000	155,533	121,682

Income from operations	7,825	9,974	24,832	25,625

Interest expense	(421)	(451)	(1,230)	(1,712)

Income tax expense	(1,560)	(2,238)	(3,422)	(4,716)

Net income	$5,843	$7,285	$20,180	$19,197

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

Three Months Ended September 28, 2019 Compared to the Three Months Ended September 29, 2018.
Gross and Net Revenues
Our consolidated gross revenues increased by $26,847, or 26% in the three months ended September 28, 2019 compared to the three months ended September 29, 2018. Our consolidated net revenues increased by $19,472, or 23% in the three months ended September 28, 2019 compared to the three months ended September 29, 2018. The increase in gross and net revenues was primarily due to the contribution from acquisitions completed since the third quarter of 2018. The growth in revenues was attributable to increases in the following:
•Energy distribution services

•	Infrastructure engineering services

•	Energy and environmental services

•	Civil and building program management services
Gross Profit
As a percentage of gross revenues, our gross profit margin was 48.5% and 48.0% for the three months ended September 28, 2019 and September 29, 2018, respectively.

Operating expenses

Our operating expenses increased $15,671, or 39% for the three months ended September 28, 2019 compared to the three months ended September 29, 2018. The increases in operating expenses were primarily due to increases in payroll related costs of $8,531, general and administrative costs of $3,472 and depreciation and amortization of $2,494. The increases in costs support our increases in revenues and are related primarily to the operating expenses of our acquired entities.

Income taxes
Our consolidated effective income tax rate was 22.9% and 24.5% for the three months ended September 28, 2019 and September 29, 2018, respectively. Our tax provision includes an income tax benefit related to the vesting of restricted stock totaling $121 and $95 for the three months ended September 28, 2019 and September 29, 2018, respectively.
Nine Months Ended September 28, 2019 Compared to the Nine Months Ended September 29, 2018.
Gross and Net Revenues

Our consolidated gross revenues increased by $73,603, or 24% in the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018. Our consolidated net revenues increased by $48,278, or 20% in the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018. The increase in gross and net revenues was primarily due to the contribution from acquisitions completed since the second quarter of 2018. The growth in revenues was attributable to increases in the following:

•Energy distribution services

•	Infrastructure engineering services

•	Energy and environmental services

•	Civil and building program management services
Gross Profit
As a percentage of gross revenues, our gross profit margin was 47.9% and 48.7% for the nine months ended September 28, 2019 and September 29, 2018, respectively. The decrease in gross profit margin was due to an increased use of sub-consultants as well as higher other direct costs in 2019 compared to 2018.
Operating expenses
Our operating expenses increased $33,851, or 28% for the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018. The increases in operating expenses were primarily a result of increases in payroll related costs of $17,309, general and administrative costs of $7,438 and depreciation and amortization of $7,248. The increases in costs support our increases in revenues and are related primarily to the operating expenses of our acquired entities.
Income taxes
Our consolidated effective income tax rate was 24.1% and 25.0% for the nine months ended September 28, 2019 and September 29, 2018, respectively. Our tax provision includes an income tax benefit related to the vesting of restricted stock totaling $2,592 and $1,210 for the nine months ended September 28, 2019 and September 29, 2018, respectively.
Segment Results of Operations
The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Gross revenues
INF	$89,035	$64,053	$250,354	$180,611
BTS	$43,060	$41,441	$128,706	$125,344
Segment income before taxes
INF	$14,008	$11,108	$41,273	$28,951
BTS	$6,871	$7,236	$20,287	$21,069
For additional information regarding our reportable segments, see Note 15 of the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Three Months Ended September 28, 2019 Compared to Three Months Ended September 29, 2018
INF Segment
Our gross revenues from INF reportable segment increased $24,982, or 39% during the three months ended September 28, 2019 compared to the three months ended September 29, 2018. The increase in gross revenues is due to the contribution from acquisitions completed since thethird quarter of 2018. The growth in revenues was attributable to increases in:

•	Energy distribution services

•	Infrastructure engineering services

•	Civil program management services
Segment Income before Taxes from INF increased $2,900, or 26% during the three months ended September 28, 2019 compared to the three months ended September 29, 2018. The increase was primarily due to acquisitions completed since the third quarter of 2018.
BTS Segment
Our gross revenues from BTS increased $1,619, or 4% during the three months ended September 28, 2019 compared to the three months ended September 29, 2018. The increase in gross revenues was primarily due to the contribution from acquisitions completed since the third quarter of 2018, partially offset by lower revenues from our international operations.
Segment Income before Taxes from BTS decreased $365, or 5% during the three months ended September 28, 2019 compared to the three months ended September 29, 2018. The decrease was primarily the result of lower earnings from our international operations.
Nine Months Ended September 28, 2019 Compared to Nine Months Ended September 29, 2018
INF Segment
Our gross revenues from INF reportable segment increased $69,743, or 39% during the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018. The increase in gross revenues is due to the contribution from acquisitions completed since the third quarter of 2018. The growth in revenues was attributable to increases in:

•	Energy distribution services

•	Infrastructure engineering services

•	Civil program management services
Segment Income before Taxes from INF increased $12,322, or 43% during the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018. The increase was primarily due to contributions from acquisitions completed since the third quarter of 2018.

BTS Segment
Our gross revenues from BTS increased $3,362, or 3% during the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018. The increase in gross revenues is due to the contribution from acquisitions completed since the third quarter of 2018.
Segment Income before Taxes from BTS decreased $782, or 4% during the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018. The decrease was primarily a result of a slowdown in the gaming industry and our international operations, partially offset by increases in revenues associated with building program management and mechanical, electrical and plumbing services.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents balances, cash flows from operations, borrowing capacity under our Senior Credit Facility, and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, and acquisition expenditures. We believe our sources of liquidity, including cash flows from operations, existing cash and cash equivalents and borrowing capacity under our Senior Credit Facility (as proposed to be amended) will be sufficient to meet our projected cash requirements for at least the next twelve months. We will monitor our capital requirements thereafter to ensure our needs are in line with available capital resources.
Operating activities
Our business provided $21,557 of net cash from operations during the nine months ended September 28, 2019, an increase of $3,987, or 23% compared to $17,570 during the nine months ended September 29, 2018. The change was primarily due to higher earnings after adding back non-cash adjustments, which totaled $17,997, partially offset by a $14,010 change in working capital compared to the nine months ended September 29, 2018.
Investing activities
During the nine months ended September 28, 2019 and September 29, 2018, net cash used in investing activities totaled $31,175 and $30,042, respectively. The increase in cash used in investing activities was primarily a result of increased acquisition activity.
Financing activities

Cash flows provided by financing activities during the nine months ended September 28, 2019 totaled $304 compared to net cash provided by financing activities of $49,923 during the nine months ended September 29, 2018. The decrease was primarily due to the net proceeds from the August 2018 public offering of $93,469 offset by principal repayments of $43,910 towards the Senior Credit Facility and notes payable during the nine months ended September 29, 2018.
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

The Senior Credit Facility contains certain financial covenants, including a maximum leverage ratio of 4.0:1and a minimum fixed charge coverage ratio of 1.20:1. Furthermore, the Senior Credit Facility also contains financial reporting covenant provisions and other covenants, representations, warranties, indemnities, and events of default that are customary for facilities of this type. As of September 28, 2019 and December 29, 2018, the Company is in compliance with the financial covenants. As of September 28, 2019, there was $10,000 outstanding on the Senior Credit Facility. As of December 29, 2018, we had no outstanding balance on the Senior Credit Facility.

In connection with a pending acquisition, the Company entered into a commitment letter (the “Commitment Letter”) with Bank of America, N.A., BofA Securities, Inc., PNC Bank, National Association and PNC Capital Markets LLC (collectively, the “Lead Arrangers”) to amend the Senior Credit Facility to provide additional borrowing facilities (the “Incremental Facility”), including a $150 million term loan tranche and a $90 million increase in the existing $125 million revolving facility, for a total availability of $365 million. The funding of the Incremental Facility provided for in the Commitment Letter is contingent on the satisfaction of customary conditions, including but not limited to (i) execution and delivery of definitive documentation with respect to the Incremental Facility in accordance with the terms set forth in the Commitment Letter, and (ii) consummation of the merger in accordance with the executed merger agreement provided to the Lead Arrangers not earlier than December 20, 2019.
Other Obligations
On July 1, 2019, the Company acquired GeoDesign. The purchase price allowed for the payment of $425 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable on the first and second anniversary of July 1, 2019. At September 28, 2019, the outstanding balance of this obligation was $382.
On June 3, 2019, the Company acquired Page One. The purchase price allowed for the payment of $200 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable on the first anniversary of June 3, 2019. At September 28, 2019, the outstanding balance of this obligation was $181.
On December 31, 2018, the Company acquired certain assets of Celtic. The purchase price allowed for the payment of $200 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable on the first anniversary of December 31, 2018. At September 28, 2019, the outstanding balance of this obligation was $181.
On November 2, 2018, the Company acquired CHI. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three equal annual installments. At September 28, 2019 and December 29, 2018, the outstanding balance of this obligation was $2,631.
On February 2, 2018, the Company acquired CSA. The purchase price allowed for the payment of $250 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. At September 28, 2019 and December 29, 2018, the outstanding balance of this obligation was $111 and $222, respectively.
On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. At September 28, 2019 and December 29, 2018, the outstanding balance of this obligation was $267 and $534, respectively.
On September 6, 2017, the Company acquired all of the outstanding equity interest in Marron. The purchase price allowed for the payment of $133 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of September 28, 2019. At December 29, 2018, the outstanding balance of this obligation was $55.
On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price allowed for the payment of $1,333 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of September 28, 2019. At December 29, 2018, the outstanding balance of this obligation $504.
On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three equal annual installments of $1,000. There was no outstanding balance on this obligation as of September 28, 2019. At December 29, 2018, the outstanding balance of this obligation was $936.
Uncollateralized Promissory Notes

On July 1, 2019, the Company acquired GeoDesign. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% (“GeoDesign Note”) and payable in four equal annual installments. The outstanding balance of the GeoDesign Note was $2,000 as of September 28, 2019.
On June 3, 2019, the Company acquired Alta. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% (“Alta Note”) and payable in four equal annual installments. The outstanding balance of the Alta Note was $2,000 as of September 28, 2019.
On June 3, 2019, the Company acquired Page One. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (“Page One Note”) and payable in three equal annual installments. The outstanding balance of the Page One Note was $1,000 as of September 28, 2019.
On March 22, 2019, we acquired The Sextant Group. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 4% (“The Sextant Group Note”) and payable in four equal annual installments. The outstanding balance of The Sextant Group Note was $4,000 as of September 28, 2019.
On December 31, 2018, we acquired certain assets of Celtic. The purchase price included an uncollateralized $300 promissory note bearing interest at 3% (the “Celtic Note”) payable in three equal annual installments. The outstanding balance of the Celtic note was $300 as of September 28, 2019.
On November 2, 2018, we acquired CHI. The purchase price included an uncollateralized $15,000 promissory note bearing interest at 3% (the “CHI Note”) payable in four equal annual installments. The outstanding balance of the CHI Note was $15,000 as of September 28, 2019 and December 29, 2018.
On August 24, 2018, the Company acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% (the “CALYX Note”) payable in four equal annual installments of $1,000. The outstanding balance of the CALYX Note was $3,000 and $4,000 as of September 28, 2019 and December 29, 2018, respectively.
On February 2, 2018, the Company acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “CSA Note”) payable in four equal annual installments of $150. The outstanding balance of the CSA Note was $450 and $600 as of September 28, 2019 and December 29, 2018, respectively.
On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the “Butsko Note”) payable in four equal annual installments of $250. The outstanding balance of the Butsko Note was $750 and $1,000 as of September 28, 2019 and December 29, 2018, respectively.
On September 6, 2017, the Company acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the “Marron Note”) payable in three equal annual installments of $100. The outstanding balance of the Marron Note was $100 and $200 as of September 28, 2019 and December 29, 2018, respectively.
On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the “RDK Note”) payable in four equal annual installments of $1,375. The outstanding balance of the RDK Note was $2,750 and $4,125 as of September 28, 2019 and December 29, 2018, respectively.
On May 4, 2017, the Company acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the “H&K Note”) payable in four equal annual installments of $150. The outstanding balance of the H&K Note was $300 and $450 as of September 28, 2019 and December 29, 2018, respectively.
On May 1, 2017, the Company acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the “Lochrane Note”) payable in four equal annual installments of $413. The outstanding balance of the Lochrane Note was $825 and $1,238 as of September 28, 2019 and December 29, 2018, respectively.
On December 6, 2016, the Company acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the “CivilSource Note”) payable in four equal annual installments of $875. The outstanding balance of the CivilSource Note was $1,606 and $2,625 as of September 28, 2019 and December 29, 2018, respectively.
On November 30, 2016, the Company acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the “Hanna Note”) payable in four equal annual installments of $675. The outstanding balance of the Hanna Note was $1,350 as of September 28, 2019 and December 29, 2018.
On October 26, 2016, the Company acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the “JBA Note”) payable in five equal annual installments of $1,400. The outstanding balance of the JBA Note was $4,200 as of September 28, 2019 and December 29, 2018.
On September 12, 2016, the Company acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the “Weir Note”) payable in four equal annual installments of $125. The outstanding balance of the Weir Note was $125 and $250 as of September 28, 2019 and December 29, 2018, respectively.
On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the “Dade Moeller Notes”) payable in four equal annual installments of $1,500. The outstanding balance of the Dade Moeller Notes was $1,497 and $3,036 as of September 28, 2019 and December 29, 2018, respectively.
On July 1, 2015, the Company acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the “RBA Note”) payable in four equal annual installments. There was no outstanding balance on the RBA Note as of September 28, 2019. The outstanding balance of the RBA Note was $1,000 as of December 29, 2018.
On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the “JLA Note”) payable in four equal annual installments of $313. There was no outstanding balance on the JLA Note as of September 28, 2019. As of December 29, 2018, the outstanding balance of the JLA note was $313.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 28, 2019.
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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, those factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2018. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our Annual Report on Form 10-K filing for the fiscal year ended December 29, 2018 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995, as amended. Readers can find them in “Item 1A. Risk Factors” of that filing and under the same heading of this filing. You may obtain a copy of our Annual Report on Form 10-K through our website, www.nv5.com. Information contained on our website is not incorporated into this report. In addition to visiting our website, you may read and copy any document we file with the SEC at www.sec.gov.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of September 28, 2019, there was $10,000 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would not have a material impact on our market risk.
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
The Company has made progress toward remediating this material weakness (as described below under “Remediation Status of Reported Material Weakness”). As of September 28, 2019, the Company had not completed its remediation.
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
Remediation Status of Reported Material Weakness
Management continues to execute its plan to remediate the material weakness. As of September 28, 2019, management had performed the following activities:

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
The remediation steps outlined above are expected to strengthen the Company’s internal control over financial reporting. Management has begun testing the ongoing operating effectiveness of all new and modified controls and will consider the material weakness remediated after the applicable controls operate effectively for a sufficient period.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than as described above.
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
ITEM 1A. RISK FACTORS.
There have been no material changes to any of the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018, except as set forth below:

Risks Related to our Pending Acquisition of Geospatial Holdings Inc.

The failure to successfully integrate Geospatial’s business and operations in the expected time frame may adversely affect the combined company’s future results.

On November 6, 2019, NV5 and one of its direct subsidiaries (“Merger Sub,” and together with NV5, the “NV5 Parties”), and Geospatial Holdings Inc. (“Geospatial”) and Arlington Capital Partners III, L.P., a Delaware limited partnership, solely in its capacity as representative for the stockholders and optionholders of Geospatial, entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) providing for the merger of Merger Sub with and into Geospatial (the “Merger”). NV5 believes that the acquisition of Geospatial will result in certain benefits, including certain cost synergies, significant new service offerings and operational efficiencies. However, to realize these anticipated benefits, the businesses of NV5 and Geospatial must be successfully combined. The success of the Merger will depend on the combined company’s ability to realize these anticipated benefits from combining the businesses of NV5 and Geospatial. The combined company may fail to realize the anticipated benefits of the Merger for a variety of reasons, including the following:

•	unanticipated issues in integration of information, communications, and other systems;

•	unanticipated incompatibility of logistics, marketing, and administration methods;

•	maintaining employee morale and retaining key employees;

•	integrating the business cultures of both companies;

•	preserving important strategic client relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	coordinating geographically separate organizations

In addition, even if the operations of Geospatial are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings, or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

We expect to fund the Geospatial acquisition with significant additional indebtedness, which may not be available when we are obligated to consummate the Merger. In addition, if we are unable to generate or borrow sufficient cash to make payments on our indebtedness, our financial condition would be materially harmed, our business could fail, and shareholders may lose all of their investment.

In connection with the pending Merger, NV5 obtained a financing commitment to provide an incremental loan facility in the original principal amount of $240 million (the “Incremental Facility”) to fund the Merger under its existing credit facility, pursuant to a commitment letter (the “Commitment Letter”) from Bank of America, N.A., BofA Securities, Inc., PNC Bank, National Association and PNC Capital Markets LLC. The funding of the Incremental Facility provided for in the Commitment Letter is contingent on the satisfaction of customary conditions, including but not limited to (i) execution and delivery of definitive documentation with respect to the Incremental Facility in accordance with the terms set forth in the Commitment Letter, and (ii) consummation of the Merger in accordance with the Merger Agreement not earlier than December 20, 2019. The actual documentation governing the Incremental Facility has not been finalized, and accordingly, the actual terms may differ from the description of such terms in the Commitment Letter. Additionally, pursuant to the Merger Agreement, we may become obligated to consummate the Merger as soon as December 6, 2019, which may result in our inability to close such acquisition unless we obtain relevant waivers from either Geospatial or the Lead Arrangers. While we believe the risk of such a timing issue is low, it is possible we will be obligated to complete the Merger prior to the availability of financing pursuant to the Commitment Letter.

Our ability to make scheduled payments on or to refinance our obligations under our amended Senior Credit Facility will depend on our financial and operating performance, which will be affected by economic, financial, competitive, business, and other factors, some of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to service our indebtedness or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

Unavailability or cancellation of third-party insurance representation and warranty coverage regarding the Merger Agreement would increase our overall risk exposure as well as result in the unavailability of the Incremental Facility.

One of the conditions to the closing of the Merger is NV5 having secured representation and warranty insurance coverage regarding the Merger Agreement, which is our only recourse in the event the representations and warranties in the Merger Agreement prove to be inaccurate subsequent to the Merger. Pursuant to the Commitment Letter, we are obligated to consummate the Merger on the terms set forth in the Merger Agreement, without certain waivers that would adversely affect the interests of the lenders under the Incremental Facility. If we are unable to obtain such insurance coverage from third-party insurers as part consummating the Merger, Geospatial may seek our waiver of such condition, which if granted would result in the unavailability of the Incremental Facility. In addition, such representation and warranty insurance will likely include certain deductibles and exclusions, which may result in our being directly subject to the risk associated with any such inaccuracies in the Merger Agreement. If the third-party insurer providing the coverage fails, suddenly cancels our coverage, or is otherwise unable to provide us with adequate insurance coverage, our overall risk exposure and our operational expenses would increase and the management of our business operations would be disrupted.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
During the three months ended September 28, 2019, we issued the following securities that were not registered under the Securities Act:
In September 2019, we issued 4,731 shares of our common stock as partial consideration for our acqusition of GeoDesign.
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
Issuer Purchase of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Agreement and Plan of Merger
On November 6, 2019, we and one of our direct subsidiaries (“Merger Sub,” and together with NV5, the “NV5 Parties”), and Geospatial Holdings Inc. (“Geospatial”) and Arlington Capital Partners III, L.P., a Delaware limited partnership, solely in its capacity as representative for the stockholders and optionholders of Geospatial, entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, at the effective time and upon the terms and subject to the conditions set forth therein and in accordance with applicable law, Merger Sub will merge with and into Geospatial (the “Merger”) with Geospatial continuing as the surviving entity after the Merger. The board of directors of NV5 approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, immediately prior to the effective time of the Merger, each issued and outstanding share of Series A preferred stock of Geospatial shall be automatically converted into Geospatial Common Shares (as defined below) and be entitled to the payment of certain accrued or declared but unpaid dividends as provided in Geospatial’s current certificate of incorporation.

Immediately thereafter, at the effective time of the Merger, each issued and outstanding share of common stock, par value $0.01 per share, of Geospatial (“Geospatial Common Shares”) (other than shares as to which the holder shall have exercised appraisal rights in accordance with Delaware law, any such shares being “Dissenting Shares”) will be converted into the right to receive a pro rata portion (the “Per Share Merger Consideration”) of the aggregate of (i) $302.5 million in cash, plus (ii) the aggregate exercise price of all in-the-money options (based on the Per Share Merger Consideration) to purchase Geospatial Common Shares as of the closing date (the “Closing Date”), plus (iii) the amount of cash held by Geospatial as of the Closing Date, less (iv) the aggregate indebtedness of Geospatial as of the Closing Date, less (v) transaction expenses of both NV5 and Geospatial (together with certain working capital adjustments as of the Closing Date and escrowed expense amounts, collectively, the “Merger Consideration”); and

Immediately prior to the effective time of the Merger, each vested in-the-money option to purchase Geospatial Common Shares granted under the Geospatial equity incentive plan will be automatically cancelled and replaced with the right to receive at the closing of the Merger the excess, if any, of the Per Share Merger Consideration over the exercise price of each such in-the-money option and all vested out-of-the-money options and unvested options of Geospatial Common Shares granted under the Geospatial equity incentive plan will be cancelled and forfeited for no consideration.

The NV5 Parties and Geospatial have made certain customary representations and warranties in the Merger Agreement and have agreed to customary covenants, including, among others, a representation by NV5 that it will have at the Closing Date sufficient cash available to pay the Merger Consideration and all related fees and expenses in connection with the Merger and certain related transactions, covenants by Geospatial with respect to the conduct of its business during the period between execution of the Merger Agreement and the closing of the Merger, a covenant by NV5 to obtain a customary representation and warranty insurance policy, and covenants by both parties regarding regulatory clearance of the Merger by appropriate anti-trust authorities, including. (in the case of NV5) divesting entities, facilities or assets, terminating, amending or assigning existing contractual rights, obligations or relationships or terminating, amending or assigning existing licenses or other agreements and entering into new licenses or other agreements as is necessary or reasonably advisable as a condition to obtaining such regulatory clearance.
The completion of the Merger is subject to various customary closing conditions, including, among others: (i) clearance by appropriate anti-trust authorities; (ii) the absence of a material adverse effect on Geospatial between signing and closing of the Merger; and (iii) that no more than 5% of Geospatial’s Common Shares shall be Dissenting Shares.

The Merger Agreement may be terminated under certain circumstances, including by either party (i) if the Merger has not been consummated on or before February 6, 2020 (unless the terminating party is in material breach of the Merger Agreement that is the cause of, or results in the failure of the Merger to close), (ii) if a final and non-appealable order, decree or ruling is entered prohibiting or restraining the Merger, or (iii) upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied.
A copy of the Merger Agreement is filed herewith as Exhibit 2.1 and is incorporated herein by reference. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement. The Merger Agreement has been filed to provide investors with information regarding its terms. It is not intended to provide any other factual information about the NV5 Parties or Geospatial. In particular, the assertions embodied in the representations and warranties in the Merger Agreement were made as of a specified date, are modified or qualified by information in confidential disclosure letters provided by each party to the other in connection with the signing of the Merger Agreement, may be subject to a contractual standard of materiality different from what might be viewed as material to stockholders, or may have been used for the purpose of allocating risk between the parties. Accordingly, the representations and warranties in the Merger Agreement are not necessarily characterizations of the actual state of facts about the NV5 Parties or Geospatial at the time they were made or otherwise and should only be read in conjunction with the other information that NV5 makes publicly available in reports, statements and other documents filed with the SEC.

Commitment Letter

In connection with the pending Merger, NV5 obtained a financing commitment to provide an incremental loan facility in the original principal amount of $240 million (the “Incremental Facility”) to fund the Merger under its existing credit facility, pursuant to a commitment letter (the “Commitment Letter”) from Bank of America, N.A., BofA Securities, Inc., PNC Bank, National Association and PNC Capital Markets LLC. The Incremental Facility includes a $150 million term loan tranche and a $90 million increase in NV5’s existing $125 million revolving facility, for a total availability of $365 million. The funding of the Incremental Facility provided for in the Commitment Letter is contingent on the satisfaction of customary conditions, including but not limited to (i) execution and delivery of definitive documentation with respect to the Incremental Facility in accordance with the terms set forth in the Commitment Letter, and (ii) consummation of the Merger in accordance with the Merger Agreement not earlier than December 20, 2019. The actual documentation governing the Incremental Facility has not been finalized, and accordingly, the actual terms may differ from the description of such terms in the Commitment Letter.
A copy of the Commitment Letter is filed herewith as Exhibit 10.1 and is incorporated herein by reference. The foregoing description of the Commitment Letter does not purport to be complete and it is qualified in its entirety by reference to the full text of the Commitment Letter.

ITEM 6.    EXHIBITS.

Number	Description

2.1	Agreement and Plan of Merger by and among NV5 Global, Inc., NV5 Merger Sub Corp., Geospatial Holdings Inc. and Arlington Capital Partners III, L.P., dated as of November 6, 2019. *

10.1	Commitment Letter, dated as of November 6, 2019, by and among NV5 Global, Inc., Bank of America, N.A., BofA Securities, Inc., PNC Bank, National Association and PNC Capital Markets LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

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

NV5 GLOBAL, INC.

By: /s/ Edward Codispoti
Date: November 7, 2019	Edward Codispoti Chief Financial Officer (Principal Financial and Accounting Officer)