Form 10-K
period 2019-12-28
NV5 Global, Inc.
filed 2020-02-26
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number 001-35849
NV5 Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware				45-3458017
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

200 South Park Road,	Suite 350,	Hollywood,	FL	33021
(Address of principal executive offices)				(Zip Code)
Registrant's telephone number, including area code: (954) 495-2112
Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NVEE	The NASDAQ Stock Market
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last business day of the registrant’s most recently completed second fiscal quarter was approximately $838.6 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 19, 2020, there were 12,893,660 shares outstanding of the registrant’s common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2020 definitive Proxy Statement are incorporated by reference into Part III of this Form 10-K.

NV5 GLOBAL, INC.
FORM 10-K ANNUAL REPORT

Cautionary Statement about Forward Looking Statements
Our disclosure and analysis in this Annual Report on Form 10-K and in our 2019 Annual Report to Stockholders, including all documents incorporated by reference, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “project,” “may,” “might,” “should,” “would,” “will,” “likely,” “will likely result,” “continue,” “could,” “future,” “plan,” “possible,” “potential,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance.
Forward-looking statements are not historical factors and should not be read as a guarantee or assurance of future performance or results, and will not necessarily be accurate indications of the times at, or by, or if such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith beliefs, expectations and assumptions as of that time with respect to future events. Because forward-looking statements relate to the future, they are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;

•	changes in demand from the local and state government and private clients that we serve;

•	general economic conditions, nationally and globally, and their effect on the demand and market for our services;

•	fluctuations in our results of operations;

•	the government’s funding and budgetary approval process;

•	the possibility that our contracts may be terminated by our clients;

•	our ability to win new contracts and renew existing contracts;

•	our dependence on a limited number of clients;

•	our ability to complete projects timely, in accordance with our customers’ expectations, or profitability;

•	our ability to successfully execute our mergers and acquisitions strategy, including the integration of new companies into our business;

•	our ability to successfully manage our growth strategy;

•	our ability to raise capital in the future;

•	competitive pressures and trends in our industry and our ability to successfully compete with our competitors;

•	our ability to avoid losses under lump-sum contracts;

•	the credit and collection risks associated with our clients;

•	our ability to comply with procurement laws and regulations;

•	changes in laws, regulations, or policies;

•	the enactment of legislation that could limit the ability of local, state and federal agencies to contract for our privatized services;

•	our ability to complete our backlog of uncompleted projects as currently projected;

•	the risk of employee misconduct or our failure to comply with laws and regulations;

•	our ability to control, and operational issues pertaining to, business activities that we conduct with business partners and other third parties;

•	significant influence by our principal stockholder and the existence of certain anti-takeover measures in our governing documents; and

•
other factors identified throughout this Annual Report on Form 10-K, including those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will in fact transpire or prove to be accurate. Readers are cautioned to consider the specific risk factors described herein and in Item 1A. Risk Factors of this Annual Report on Form 10-K, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.
The Company undertakes no obligation to update or publicly revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required under applicable securities laws. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph. You are advised, however, to consider any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our other filings with the Securities and Exchange Commission (the “SEC”). Also note that we provide a cautionary discussion of risks and uncertainties relevant to our business under Item 1A, Risk Factors, of this Form 10-K. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand it is not possible to predict or identify all such factors.
References in this Annual Report on Form 10-K to “NV5 Global”, the “Company,” “we,” “us,” and “our” refer to NV5 Global, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I

ITEM 1.	BUSINESS
Overview
NV5 Global is a leading provider of professional and technical engineering and consulting services, offering solutions to public and private sector clients in the infrastructure energy, construction, transportation, water, government, hospitality, education, healthcare, commercial and residential markets. With offices located throughout the United States and abroad, we help clients plan, design, build, test, certify, and manage a wide variety of projects. Our combined capabilities allow us to deliver cost-effective solutions.
We provide a wide range of services, including, but not limited to, construction quality assurance, surveying and mapping, design, consulting, program and construction management, permitting, planning, forensic engineering, litigation support, condition assessment and compliance certification. Our service capabilities are organized into six verticals:

•	Infrastructure, engineering, and support services

•	Construction quality assurance, testing, and inspection

•	Program management

•	Energy services

•	Environmental services

•	Geospatial solutions
As the needs of our clients have evolved and the Company has grown, we organized into two operating and reportable segments:

•	Infrastructure (INF), which includes our engineering, civil program management, construction quality assurance, testing and inspection, and geospatial solutions; and

•	Building, Technology & Sciences (BTS), which includes our energy, environmental, and building program management practices.
NV5 Global originally operated as "Nolte Associates, Inc." in California prior to its acquisition in 2010. The Company completed its initial public offering in March 2013 and has since expanded its scope and service offerings organically and through acquisitions. We are headquartered in Hollywood, Florida, and operate our business from over 115 locations in the U.S. and abroad. All of the Company's offices utilize its shared services platform, which consists of human resources, marketing, finance, information technology, legal, corporate development, and other resources. The platform is scalable and optimizes the performance and efficiency of our business as we grow. Our centralized shared services platform allows us to better manage our business through the application of universal financial and operational controls and procedures and increased efficiencies, and drives lower-cost solutions.
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
During our 70 years in the engineering and consulting business, we have worked and continue to work with many clients including (in alphabetical order):

Airports	Commercial
Boston Logan Airport, MA	Bronx Zoo Astor Court Reconstruction, NY
Chicago O’Hare International Airport, IL	Cleveland Museum of Art, OH
Dallas Fort Worth International Airport, TX	Las Vegas City Hall, NV
Fort Lauderdale Hollywood International Airport, FL	Manhattan Waterfront Greenway Improvement, NY
JFK International Airport, NY	Massachusetts Division of Capital Asset Management, MA
McCarran International Airport, NV	Rose Bowl Stadium, CA

Miami International Airport, FL	The National World War II Museum, LA
Orlando International Airport, FL	Healthcare
San Diego International Airport, CA	Atrium Health, NC
Education and Public Institutions	Boston Children's Hospital, MA
Harvard University, MA	Cleveland Clinic, OH
Michigan State University, MI	Tufts Medical Center, MA
Princeton University, NJ	University of Kansas Medical Center, KS
Rutgers University, NJ	Hospitality
Rice University, TX	Wynn Resorts, NV & Macau
Stanford University, CA	Military
University of San Diego, CA	Peterson Air Force Base, CO
University of Illinois, IL	U.S. Department of Defense
University of Iowa, IA	U.S. Department of Veteran Affairs
University of Maryland, MD	Power and Utilities
University of Massachusetts, MA	Florida Power and Light, FL
University of Miami, FL	Minnesota Power, MN
University of Minnesota, MN	New York Power Authority, NY
University of North Carolina, NC	Portland General Electric, OR
University of Texas, TX	Potomac Electric Power Company
University of Utah, UT	Sabal Trail Transmission Company
Federal, State, Municipal and Local Government Agencies	San Diego Gas & Electric, CA
Broward County, FL	Southern California Gas Company, CA
California Department of Resources	Spectra Energy, TX
City of Austin, TX	Transportation
City of Bakersfield, CA	California Department of Transportation, or Caltrans, CA
City of Carlsbad, CA	California High Speed Rail, CA
City of Colorado Springs, CO	Caldecott Tunnel
City of Fresno, CA	Illinois Department of Transportation
City of Miami, FL	Macau Light Rail System
City of Oceanside, CA	Massachusetts Port Authority
City of Philadelphia, PA	New Jersey Department of Transportation, NJ
City of Sacramento, CA	New Jersey Turnpike Authority, NJ
Imperial County, CA	New Mexico Department of Transportation
Kentucky Commonwealth Office of Technology	New York Department of Transportation, NY
Miami-Dade County, FL	North Carolina Department of Transportation
Minnesota Department of Natural Resources	Oregon Department of Transportation
Montana Department of Natural Resources and Conservation	Port Authority of New York and New Jersey
New York City Economic Development Corporation, NY	South Carolina Department of Transportation
New York Department of Environmental Protection	Utah Department of Transportation, UT
New York City Housing Authority, NY	Wisconsin Department of Transportation
North Carolina Department of Information Technology	Water
Oregon Geospatial Enterprise Office	California Department of Water Resources
Oregon LiDAR Consortium	Colorado Water Conservation Board
San Diego County, CA	Metropolitan Water District of Southern California, CA
Santa Clara County Government, CA	National Oceanic and Atmospheric Administration (NOAA)
U.S. Bureau of Land Management	Poseidon Desalination Plant, CA

U.S. Department of Homeland Security	South Florida Water Management District, FL
U.S. Environmental Protection Agency	Southwest Florida Water Management District
U.S. Geological Survey (USGS)
Washington Department of Natural Resources
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
Expertise in local markets. To support our vertical service model, we maintain over 115 locations in the United States and abroad. Each of our offices is staffed with licensed or certified professionals who understand the local and regional markets in which they serve. Our local professionals focus on client engagement within their local market while benefiting from the back-office support functions of our shared services platform.
Synergy among our service verticals. We create value for our clients and our shareholders by encouraging our professionals in different service verticals to work together to pursue new work, new clients, and to expand the range of services we can provide our existing clients. Our commitment to cross-selling minimizes our use of sub-consultants to meet our clients’ needs and helps maximize organic growth.
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

Industry-recognized quality of service. We have developed a strong reputation for quality service based upon our industry-recognized depth of experience, ability to attract and retain quality professionals, expertise across multiple service sectors, and our commitment to strategic growth. During the past several years, we have received many industry awards and national rankings, including:

● Engineering News-Record Top 500 Design Firms (#34 in 2019, #45 in 2018, #54 in 2017)	● Engineering News-Record Top 150 Global Firms (#70 in 2019, #87 in 2018, and #100 in 2017)
● Zweig Group Hot Firm List – (#1 in 2019, 2018 and 2017)	● Engineering News-Record Top 100 Pure Designers - (#18 in 2019, #25 in 2018)
● Environmental Business Journal Gold Achievement Award in Business Achievement (2018 and 2017)	● Fortune Magazine’s 100 Fastest Growing Firms List (2019 and 2018)
● Building Design + Construction Magazine’s Giants 300 Report - #5 (2019) and #9 (2018) Engineering/ Architecture Firm	● Environmental Business Journal Achievement Award in Mergers & Acquisitions (2013-2018)
● American Consulting Engineers Council- New York Engineering Excellence Awards - 2018 Diamond Award for Freshkills Park Road Project	● Building Design + Construction Magazine’s Top 70 Hotel Engineering Firms (#1 in 2019, #2 in 2018)
● American General Contractors - New Mexico, 2018 Best Buildings Award for Gila Catwalk Trail	● 2018 Advisory Board at Harvard Graduate School of Design for Sustainable Infrastructure
● American Consulting Engineers – New York Engineering Excellence Awards – 2018 Platinum Award for Coastal Resiliency in Broad Channel Project	● Consulting-Specifying Engineer Magazine 2019 MEP Giants List - #17
● Consulting-Specifying Engineer Magazine 2019 Commissioning Giants List - #12
Growth Strategies
We intend to pursue the following growth strategies as we seek to expand our market share and position ourselves as a preferred, single-source provider of professional, engineering and technical consulting services to our clients:
Seek strategic acquisitions to enhance or expand our services offerings. We seek acquisitions that allow us to expand or enhance our capabilities in existing service offerings, or to supplement existing service offerings with new, closely related service offerings. In the analysis of new acquisitions, we pursue opportunities that provide the critical mass necessary to function as a profitable operation, that complement existing operations, and that have a strong potential for organic growth. We believe that expanding our business through strategic acquisitions will give us economies of scale in the areas of finance, human resources, marketing, administration, information technology, and legal, while also providing cross-selling opportunities among our service offerings. For information on our recent acquisitions, please refer to the “Recent Acquisitions” section included under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.
Continue to focus on public sector clients while building private sector client capabilities. We have historically derived the majority of our revenue from public and quasi-public sector clients. For the fiscal years 2019, 2018, and 2017, approximately 68%, 67%, and 68%, respectively, of our gross revenues was attributable to public and quasi-public sector clients. During unsteady economic periods, we have focused on public sector business opportunities resulting from public agency outsourcing. We are also positioned to address the challenges presented by the aging infrastructure system of the United States, and the need to provide solutions for transportation, energy, water, and wastewater requirements. However, we also seek to obtain additional clients in the private sector, which typically experiences greater growth during times of economic expansion, by networking, participating in certain organizations, and monitoring private project databases. We will continue to pursue private sector clients when such opportunities present themselves. We believe our ability to service the needs of both public and private sector clients gives us the flexibility to seek and obtain engagements regardless of the current economic conditions.
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
Reportable Segments
The Company operations are organized into two reportable segments:
Infrastructure (INF) includes our engineering, civil program management, construction quality assurance, testing and inspection, and geospatial solutions.
Building, Technology & Sciences (BTS) includes our energy, environmental, and building program management practices.
On December 20, 2019, the Company acquired Geospatial Holdings, Inc. and its subsidiaries, including Quantum Spatial, Inc. (collectively "QSI"), a full-service geospatial solutions provider. QSI's financial results for the period subsequent to the acquisition are consolidated and reported under the Company's INF reportable segment. In the future, the Company may re-evaluate the structure of its internal organization as a result of the QSI acquisition.
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
Structural engineering. Our structural team provides design, inspection, rehabilitation, and seismic upgrade services that include structural analysis and design, plans, specifications and estimates, structural construction management, conceptual design studies, cost studies, seismic analysis, design and retrofit, structural evaluations, earthquake damage assessments, structural repair design, and regulatory agency permitting services. Examples of our projects include office and industrial facilities, major highway and railroad crossings, complex rail and light rail structures, and a wide range of water-related facilities.
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
Geospatial solutions. We provide a full range of geospatial data analytic capabilities that leverage leading-edge remote sensing technology and proprietary solutions. Our proprietary and analytic solutions include autonomous solutions, subscription software, automated enrichment, proprietary algorithms, and cloud-based data engagement. We provide remote sensing and data analytics to enable asset management, reliability and maintainability of assets, safety, and predictive modeling. To take advantage of this growth market, during fiscal year 2019 we acquired Quantum Spatial a provider of geospatial solutions provider for government and commercial applications.
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
Civil Program Management
Civil program management provides for transportation and water construction projects, including construction management. Our services consist of providing a wide variety of governmental outsourcing services and consulting services that assist organizations with compliance related to technical government regulations and industry standards. We offer a broad array of technical outsourcing services, including traffic studies. Our program management services are not at-risk services; they are performed under a unit price fee arrangement, which is not outcome-based.
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
Geospatial Solutions
Our geospatial solutions include a full-spectrum of geospatial data analytic capabilities that leverage leading-edge remote sensing technology and proprietary solutions. More specifically, our proprietary and analytic solutions include autonomous solutions, subscription software, automated enrichment, proprietary algorithms, and cloud-based data engagement. We provide remote sensing and data analytics to enable asset management, reliability and maintainability of assets, safety, and predictive modeling.
Our geospatial services assist utilities in vegetation management of assets (i.e., overhead power transmission and distribution lines). This entails providing data used by utilities to monitor and control vegetation growth potential close to their assets for regulatory compliance requirements which enhance visibility and long-term stability. The trend towards use of remote sensing and analytics by utilities is rapidly replacing 'boots on the ground' inspection with more reliable and accurate monitoring.
In addition, our geospatial mapping services includes topobathymetric nearshore analytics in analyzing nearshore underwater terrain (too shallow for sonar and not visible with topographic LiDAR). This service provides government agencies with data used in coastal management, floodplain analysis, environmental ecology, and hydrological resource management. We believe that climate change, extreme weather incidents, and water conservation efforts combine to make the data and services we provide invaluable to agencies that utilize these data sets produced by our geospatial mapping services.

Buildings, Technology & Sciences (BTS)
Buildings
Mechanical, Electrical, and Plumbing (MEP) Design. We design integrated facilities that reduce capital, energy, maintenance, and operations costs and use technologies to virtualize the building process and improve collaboration.

•	Mechanical – HVAC system design, air quality management, building automation and control, and sustainability consulting

•	Electrical – code consulting, infrastructure design, standby power, building automation, intelligent lighting control, and solar power

•
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
We provide program management services, which primarily consist of pre-construction and construction consulting services that assist in owners representation. Our program management services are not at-risk services; they are performed under a unit price fee arrangement, which is not outcome-based.
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
Audiovisual Technology
Acoustical Design Consulting. We provide sound and noise isolation, vibration mitigation, and acoustical optimization services in sophisticated entertainment and hospitality environments.
Audiovisual – Security and Surveillance – IT – Data Center. We provide needs assessments, infrastructure design, systems design, construction monitoring, and acceptance testing.
Environmental Services
The environmental services we offer include occupational health, safety, and environmental consulting and testing as well as environmental transactional services. More specifically, our experts investigate and analyze environmental conditions both outside and inside a building, and recommend corrective measures and procedures needed to comply with work place occupational health and safety programs. Our occupational health and safety services include workplace safety audits, ergonomics studies, emergency preparedness plans and response services, and workplace monitoring in regulated industries. We also specialize in the provision of radiation exposure and protection services, as well as nuclear safety and industrial hygiene analyses.

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
We primarily seek acquisitions that allow us to expand or enhance our capabilities in our existing service offerings or to supplement our existing service offerings with new, closely-related service offerings. We pursue opportunities that provide the platform to function as a profitable stand-alone operation, are geographically situated to complement our existing operations, and are profitable with strong potential for organic growth. Acquisition targets must have an experienced management team that is compatible with our culture and thoroughly committed to our strategic direction. We believe we add value to the operations of our acquisitions by providing superior corporate marketing and sales support, cash management, financial controls, information technology, risk management and human resources support through a performance optimization process. Our performance optimization process, which was developed by our executives through their extensive experience acquiring and integrating companies, entails a review of both back office and operational functions in order to, among other things, identify how to improve:

•	Inefficiencies related to the delivery of our services to customers

•	Performance of a new acquisition through the integration of personnel into our organization

•	Risk management of a new acquisition

•	Integration of technology and shared services platforms

•	Cross-selling opportunities to create synergies within our service offerings
For more information on our recent acquisitions, please refer to the “Recent Acquisitions” section included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6, Business Acquisitions, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Key Clients and Projects
We currently serve approximately 12,000 different clients. Our ten largest clients accounted for approximately 19% of our gross revenues during the year ended December 28, 2019. No individual client represented more than 10% of our gross revenues during years 2019, 2018 or 2017. Although we serve a highly diverse client base, during years 2019, 2018, and 2017 approximately 68%, 67% and 68%, respectively, of our gross revenues was attributable to public and quasi-public sector clients.
Public sector clients include:

•	U.S. federal, state, and local government departments, agencies, systems, and authorities

•	Transportation agencies

•	Educational systems

•	Public housing authorities
Quasi-public sector clients include:

•	Utility service providers

•	Energy producers

•	Healthcare providers

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
Employees
As of December 28, 2019, we had 3,362 employees, including 3,066 full-time employees, which includes 759 licensed engineers and other professionals. We have been able to locate and engage highly qualified employees as needed and do not expect our growth efforts to be constrained by a lack of qualified personnel. We consider our employee relations to be good.
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
Providers of engineering and consulting services primarily compete based on quality of service, relevant experience, staffing capabilities, reputation, geographic presence, stability, and price. Price differentiation remains an important element in competitive tendering and is the most significant factor in bidding for public sector consultancy contracts. The importance of the foregoing factors varies widely based upon the nature, location, and size of the project. We believe that certain economies of scale can be realized by service providers that establish a national reputation for providing engineering and consulting services in all six of the service verticals in which we do business. Since the demand for engineering and consulting services within each service offering is viewed as only moderately correlated with the demand for services within the other service offerings, we perceive that engineering and consulting firms can benefit considerably from diversified service offerings.
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

We believe our principal publicly listed and private company competitors include the following firms (in alphabetical order): AECOM Technology Corporation (NYSE: ACM), AMEC plc (LSE: AMEC), Bureau Veritas (PAR: BVI), Hill International, Inc. (NYSE: HIL), Intertek Group plc (LSE:ITRK), Jacobs Engineering Group Inc. (NYSE: JEC), Stantec Inc. (TSE: STN), Terracon Consultants, Inc., Tetra Tech, Inc. (NASDAQ: TTEK), and Willdan Group (NASDAQ: WLDN).
Seasonality
Historically, our operating results in the months of November through March have generally been weaker compared to our operating results in other months primarily due to adverse weather conditions and the holiday season. As a result, our gross revenues and net income for the first and fourth quarters of our fiscal year may be lower when compared to our results for the second and third quarters of our fiscal year.
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
We are also subject to the requirements of the U.S. Occupational Safety and Health Act ("OSHA") and comparable state statutes that regulate the protection of the health and safety of workers.
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
Available Information
We use our website www.nv5.com as a channel of distribution of information about NV5 Global, although information contained on our website is not part of, or incorporated into, this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our corporate governance documents, including our code of conduct and ethics, are also available on our website. In this Annual Report on Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC and will be available, free of charge, on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available on our website.

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
During fiscal 2019, approximately 68% of our gross revenues was attributable to public and quasi-public sector clients. A significant amount of our revenues are derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.
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
We provide services to the U.S. federal government, if the U.S. government does not complete its budget process before its fiscal year-end on September 30, government operations are typically funded by means of a continuing resolution. Under a continuing resolution, the government essentially authorizes agencies of the U.S. government to continue to operate and fund programs at the prior year end but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, or should appropriations legislation not be enacted prior to the expiration of such continuing resolution resulting in a partial shut-down of federal government operations, government agencies may delay the procurement of services, which could reduce our future revenue.
California state budgetary constraints may have a material adverse impact on us.
The state of California has historically been and is considered to be a key geographic region for our business, as approximately 27%, 30%, and 32% of our gross revenues during fiscal years 2019, 2018, and 2017, respectively, came from California-based projects. Ongoing uncertainty as to the timing and accessibility of budgetary funding, changes in state funding allocations to local agencies and municipalities, or other delays in purchasing for, or commencement of, projects may have a negative impact on our gross revenues and net income.
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
Our ten largest clients accounted for approximately 19% of our gross revenues during the fiscal year ended December 28, 2019. Although no individual client represented more than 10% of our gross revenues during fiscal 2019, 2018, and 2017, the loss of, or reduction in orders from, these large clients could have a material adverse effect on our business, financial condition, and results of operations.
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
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“2017 Tax Reform”), which significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 35% to 21%; limiting the deductibility of interest expense; implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Future acquisitions could be impacted by this change if we choose to structure future acquisitions by means of incurring indebtedness as opposed to issuing equity as in the case of our recent QSI acquisition.
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
As a result of our recent acquisition of QSI, we incurred a significant amount of indebtedness.

Our ability to make scheduled payments on or to refinance our obligations under our credit agreement will depend on our financial and operating performance, which will be affected by economic, financial, competitive, business, and other factors, some of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to service our indebtedness and fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.
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
Borrowings under our credit agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though any amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 28, 2019, we had $320.5 million outstanding under the credit agreement. We may determine to enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in the future in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.
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
Lump-sum contracts typically require the performance of all of the work under the contract for a specified lump-sum fee, subject to price adjustments if the scope of the project changes or unforeseen conditions arise.  During fiscal 2019, approximately 31% of our revenue was recognized under lump-sum contracts. Lump-sum contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform, and economic or other changes that may occur during the contract period. Losses under lump-sum contracts could adversely impact our results of operations.
If our clients delay in paying or fail to pay amounts owed to us, our business operations and financial results may be adversely impacted.
Our accounts receivable are a significant asset on our balance sheet. While we take steps to evaluate and manage the credit risks relating to our clients, economic downturns or other events can adversely affect the markets we serve and our clients ability to pay, which could reduce our ability to collect amounts due from clients. If our clients delay in paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, results of operations, and financial condition.
If we extend a significant portion of our credit to clients in a specific geographic area or industry, we may experience disproportionately high levels of collection risk and nonpayment if those clients are adversely affected by factors particular to their geographic area or industry.
Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. We face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. Our ten largest clients accounted for approximately 19% of our gross revenues during fiscal 2019, although no individual client represented more than 10% of our gross revenues during fiscal years 2019, 2018, or 2017. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our ability to collect our receivables and, ultimately, our revenues and results of operations.
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
We account for some of our contracts on the percentage-of-completion method of revenue recognition. During fiscal 2019, these contracts accounted for approximately 31% of our revenue. Generally, our use of this method results in recognition of revenue and profit ratably over the life of the contract based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, including the achievement of award fees as well as the impact of change orders and claims, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenue and profit.
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
To prepare financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”), management is required to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions could affect the reported values of assets, liabilities, revenue, and expenses as well as disclosures of contingent assets and liabilities. For example, we recognize a portion of revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:

•	the application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders, and contract claims;

•	provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors, and others;

•	value of goodwill and recoverability of other intangible assets; and

•	valuations of assets acquired and liabilities assumed in connection with business combinations.
Our actual business and financial results could differ from those estimates, which may significantly reduce or eliminate our profit.

We previously identified a material weakness in our internal control over financial reporting and if we fail to maintain an effective system of internal control in the future this may adversely affect the accuracy and reliability of future financial statements, and our reputation, business, and the price of our common stock, as well as may lead to a loss of investor confidence in us.
As disclosed under Item 9A. Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 29, 2018, during 2018 management concluded that a material weakness in our internal control over financial reporting existed as of December 29, 2018. This material weakness related to internal control deficiencies over the initial set up of project contracts in our project management system and adequate documentation to support the analysis of certain percentage of completion projects. During 2019, we completed the remediation measures related to the material weakness and concluded that our internal controls over financial reporting are effective as of December 28, 2019. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. Failure to maintain effective internal controls over financial reporting may adversely affect the accuracy and reliability of our financial statements and have other consequences that may materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by the SEC or other regulatory authorities, possible defaults under our credit agreement, shareholder lawsuits, a loss of investor confidence, and damage to our reputation.
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
We engage in professional and technical consulting and certification services that can result in substantial injury or damages that may expose us to legal proceedings, investigations, and disputes. In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of project sites for our clients. We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate. As a public company, we also face the risk that one or more securities class action lawsuits will be filed claiming investor losses are attributable to alleged material misstatements in, or omissions of material facts from, our filings with the SEC or otherwise. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.
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
Mr. Dickerson Wright, our Chairman and Chief Executive Officer, beneficially owned 1,943,755 shares, or approximately 15.1% of our common stock on a fully diluted basis as of February 19, 2020. Accordingly, Mr. Wright has the power to significantly influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including decisions regarding mergers, going private transactions, and other extraordinary transactions, and to significantly influence the terms of any of these transactions. Although Mr. Wright owes our stockholders certain fiduciary duties as a director and an executive officer, Mr. Wright could take actions to address his own interests, which may be different from those of our other stockholders.
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
As of December 28, 2019, we have registered an aggregate of 2,421,731 shares of common stock reserved under Registration Statements on Form S-8 and we may file additional Registration Statements on Form S-8 to register additional shares reserved under our equity incentive plan or employee stock purchase plan. Issuance of shares of common stock pursuant to our equity incentive plan or employee stock purchase plan may have a dilutive effect on our common stock. Also, all shares issued pursuant to a Registration Statement on Form S-8 can be freely sold in the public market upon issuance, subject to restrictions on our affiliates under Rule 144 promulgated by the SEC under the Securities Act of 1933, as amended.  If a large number of these shares are sold in the public market, the sales may be viewed negatively by the market and adversely affect the market price of our common stock.
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
We face business disruption and related risks resulting from the recent outbreak of the novel coronavirus 2019 (COVID-19), which could have a material adverse effect on our business and results of operations.
As a result of our international operations, our business could be disrupted and materially adversely affected by the recent outbreak of COVID-19 in China. As a result of measures imposed by the Chinese government, many businesses and schools have been suspended from the end of January 2020 due to quarantines intended to contain this outbreak and many of our personnel located at offices in Asia have been forced to work from home during this time.  In addition,  many of our clients’ projects have been placed on hold for the same reason. The spread of COVID-19 from China to other countries has resulted in the Director General of the World Health Organization declaring the outbreak of COVID-19 as a Public Health Emergency of International Concern (PHEIC), based on the advice of the Emergency Committee under the International Health Regulations (2005), and the Centers for Disease Control and Prevention in the U.S. issued a warning on February 25, 2020 regarding the likely spread of COVID-19 to the U.S. While the COVID-19 outbreak is still in very early stages, international stock markets have begun to reflect the uncertainty associated with the slow-down in the Chinese economy and the reduced levels of international travel experienced since the beginning of January and the significant decline in the Dow Industrial Average on February 24-25, 2020 was largely attributed to the effects of COVID-19.  We are still assessing our business operations and system supports and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-019 or its consequences, including downturns in business sentiment generally or in our sector in particular.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.	PROPERTIES.
We lease office space in the U.S. and internationally from which we provide our services.

ITEM 3.	LEGAL PROCEEDINGS.
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
Holders
Our common stock is listed on the Nasdaq Capital Market under the symbol NVEE. As of February 19, 2020, there were 1,574 holders of record of our common stock. These numbers do not include beneficial owners whose shares are held in “street name.”
Dividends
We have not paid cash dividends on our common stock and our credit agreement contains restrictions regarding the payment of dividends. Accordingly, we do not expect to pay any dividends on our common stock for the foreseeable future, as we intend to retain all earnings to provide funds for the operation and expansion of our business. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as the extent to which our financing arrangements permit the payment of dividends, earnings levels, capital requirements, our overall financial condition, and any other factors deemed relevant by our board of directors.
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
None.

ITEM 6.	SELECTED FINANCIAL DATA.
The following selected financial data was derived from our consolidated financial statements and provides summarized information with respect to our operations and financial position. The data set forth below should be read in conjunction with the information contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and the notes thereto contained in Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

	Fiscal Year Ended
Statements of Operations Data	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016	December 31, 2015
	(in thousands, except per share data)

Gross revenues	$508,938	$418,081	$333,034	$223,910	$154,655

Direct costs:
Salaries and wages	153,023	132,922	103,011	73,966	53,687
Sub-consultant services	79,598	62,218	50,171	31,054	21,394
Other direct costs	30,935	21,537	14,598	11,310	10,796
Total direct costs	263,556	216,677	167,780	116,330	85,877

Gross Profit	245,382	201,404	165,254	107,580	68,778

Operating Expenses:
Salaries and wages, payroll taxes and benefits	128,558	102,221	86,222	55,586	34,731
General and administrative	42,656	31,713	26,747	19,351	11,930
Facilities and facilities related	17,145	14,401	12,589	8,012	4,950
Depreciation and amortization	25,816	17,384	13,128	6,228	3,468
Total operating expenses	214,175	165,719	138,686	89,177	55,079

Income from operations	31,207	35,685	26,568	18,403	13,699

Interest expense	(2,275)	(1,966)	(1,935)	(257)	(212)

Income before income tax expense	28,932	33,719	24,633	18,146	13,487
Income tax expense	(5,176)	(6,863)	(627)	(6,539)	(4,995)
Net income	$23,756	$26,856	$24,006	$11,607	$8,492

Basic earnings per share	$1.96	$2.44	$2.36	$1.27	$1.25
Diluted earnings per share	$1.90	$2.33	$2.23	$1.22	$1.18

Weighted average common shares outstanding:
Basic	12,116,185	10,991,124	10,178,901	9,125,167	6,773,135
Diluted	12,513,034	11,506,466	10,777,806	9,540,051	7,215,898

Balance Sheet Data	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents	$31,825	$40,739	$18,751	$35,666	$23,476
Total assets	893,137	439,421	305,780	221,486	111,769
Long-term debt, including current portion	358,187	51,684	70,447	34,835	11,986
Total equity	355,963	317,542	180,097	148,161	80,763

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
We are a provider of professional and technical engineering and consulting solutions to public and private sector clients. We focus on the infrastructure, energy, construction, real estate, and environmental markets. We primarily focus on the following business service verticals: construction quality assurance, infrastructure, energy, program management, environmental solutions, and geospatial solutions. Our primary clients include U.S. federal, state, municipal, and local government agencies, and military and defense clients. We also serve quasi-public and private sector clients from the education, healthcare, energy, and public utilities, including schools, universities, hospitals, health care providers, insurance providers, large utility service providers, and large to small energy producers.
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
Recent Acquisitions
The aggregate value of all consideration for our acquisitions consummated during 2019, 2018 and 2017 was approximately $371,400, $95,450 and $73,280, respectively, before any fair value adjustments. The net assets acquired in these periods were $200,854, $51,705 and $31,689, respectively, while the gross revenues associated with these acquisitions (from their respective dates of acquisition) were $42,127, $33,468 and $59,048, respectively.
2019 Acquisitions
On December 20, 2019 (the "Closing Date"), we acquired Geospatial Holdings, Inc. and its subsidiaries, including Quantum Spatial, Inc. (collectively "QSI"), a full-service geospatial solutions provider serving the North American market. QSI provides data solutions to public and private sector clients that need geospatial intelligence to mitigate risk, plan for growth, better manage resources, and advance scientific understanding. We acquired QSI in an all-cash transaction for $318,000, which includes estimated excess working capital of $8,781 and estimated closing date cash of approximately $6,677. The purchase price and other related costs associated with the transaction was financed through the Company's amended and restated credit agreement (the "A&R Credit Agreement") with Bank of America, N.A. and the other lenders party thereto. Pursuant to the A&R Credit Agreement, the lenders provided term commitments of $150,000 in the aggregate in a single draw on the Closing Date and revolving commitments totaling $215,000. See Note 11, Notes Payable and Other Obligations, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, for further detail on the A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets required and liabilities assumed for QSI, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values.
On November 8, 2019, we acquired from GHD Services, Inc. ("GHD") its assets related to the business for forensics and insurance. The GHD forensics and insurance business provides engineering and environmental claim services for insurance companies, law firms, and litigation support. The Company acquired GHD for a cash purchase price of $8,300. In order to determine the fair values of tangible and intangible assets required and liabilities assumed for GHD, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values.
On July 2, 2019, we acquired WHPacific, Inc. (“WHPacific”), a provider of design engineering and surveying services serving Washington, Oregon, Idaho, New Mexico, Arizona and California for a cash purchase price of $9,000. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for WHPacific, we engaged a third-party independent valuation specialist to assist in the determination of fair values.

Only July 1, 2019, we acquired GeoDesign, Inc. ("GeoDesign"), a geotechnical, environmental, geological, mining and pavement engineering company serving Washington, Oregon, and California. The aggregate purchase price is up to $12,800, including $8,500 of cash, $2,000 in promissory note (bearing interest at 4.0%), payable in 4 equal installments of $500 due on the first, second, third, and fourth anniversaries of July 1, 2019, and $375 of our common stock (4,731 shares) issued at the closing date. The purchase price also includes $425 of our common stock payable on the first and second anniversaries of July 1, 2019. Further, the purchase price includes a $1,500 earn-out of cash, which was recorded at the estimated fair value of $198. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for GeoDesign, we engaged a third-party independent valuation specialist to assist in the determination of fair values.
On June 3, 2019, we acquired Alta Environmental, L.P. ("Alta"), a consulting firm specializing in air quality, environmental building sciences, water resources, site assessment and remediation as well as environmental health and safety compliance services. The aggregate purchase price is up to $6,500, including $4,000 of cash and $2,000 in promissory note (bearing interest at 4.0%), payable in 4 equal installments of $500 due on the first, second, third, and fourth anniversaries of June 3, 2019. Further, the purchase price includes a $500 earn-out of cash, which was recorded at an estimated fair value of $323. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Alta, we engaged a third-party independent valuation specialist to assist in the determination of fair values.
On June 3, 2019, we acquired Page One Consultants ("Page One"), a program management and construction quality assurance firm based in Orlando, Florida. The aggregate purchase price is up to $3,900, including $2,000 of cash, $1,000 in promissory note (bearing interest at 3.0%), payable in 3 equal installments of $333 due on the first, second, and third anniversaries of June 3, 2019, and $200 of our common stock (2,647 shares) issued at the closing date. The purchase price also includes a $500 earn-out of cash and stock, which was recorded at an estimated fair value of $448. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Page One, we engaged a third-party independent valuation specialist to assist in the determination of fair values.
On March 22, 2019, we acquired the Sextant Group, Inc. ("The Sextant Group"), a national leading provider of audiovisual, information and communications technology, acoustics consulting, and design services headquartered in Pittsburgh, PA. The Sextant Group provides services throughout the U.S. and is well-known for creating integrated technology solutions for a wide range of public and private sector clients. The aggregate purchase price is up to $11,000, including $7,000 of cash and $4,000 in promissory note (bearing interest at 4.0%), payable in 4 equal installments of $1,000 due on the first, second, third, and fourth anniversaries of March 22, 2019. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for The Sextant Group, we engaged a third-party independent valuation specialist to assist in the determination of fair values.
On December 31, 2018, we acquired certain assets of Celtic Energy, Inc. ("Celtic"), a nationally recognized energy consulting firm that specialized in energy project management and oversight. The aggregate purchase price is up to $1,900, including $1,000 in cash, $300 in promissory note (bearing interest at 3.0%), payable in 3 equal installments of $100 on the first, second, and third anniversaries of December 31, 2018, and $200 of our common stock (3,227 shares) issued at the closing date. The purchase price also includes $200 of our common stock payable on the first anniversary of December 31, 2018. Further, the purchase price includes a $200 earn-out of cash, which was recorded at an estimated fair value of $181. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Celtic, we performed a purchase price allocation.
2018 Acquisitions
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
2017 Acquisitions
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

	2019	2018	2017
Cost Reimbursable	90%	92%	93%
Fixed-unit Price	10%	8%	7%
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

Revenues from engineering services are recognized in accordance with the accrual basis of accounting. Revenues under cost-reimbursable contracts are recognized when services are performed or on the percentage-of-completion method. Revenues recognized on the percentage-of-completion method are generally measured by the direct costs incurred to date as compared to estimated costs incurred and represents approximately 31%, 22%, and 14% of revenues recognized during 2019, 2018 and 2017, respectively. Revenues from fixed-unit price contracts are recognized at a point in time.
Direct Costs of Revenues (excluding depreciation and amortization)
Direct costs of revenues consist of the following in connection with fee generating projects:

•	Technical and non-technical salaries and wages

•	Production expenses

•	Sub-consultant services
Operating Expenses
Operating expenses are expensed as incurred and include the following:

•	Marketing expenses

•	Management and administrative personnel costs

•	Payroll taxes, bonuses and employee benefits

•	Portion of salaries and wages not allocated to direct costs of revenues

•	Facility costs

•	Depreciation and amortization

•	Professional services, legal and accounting fees, and administrative operating costs
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
To determine the proper revenue recognition method, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services that is not separately identifiable from other promises in the contracts and, therefore, is not distinct.
Our performance obligations are satisfied as work progresses or at a point in time. Gross revenues from services transferred to customers over time accounted for 90% of our revenues for the year ended December 28, 2019. For our cost-reimbursable contracts, revenue is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it depicts the transfer of control to the customer which occurs as we incur costs on its contracts. Contract costs include labor, subcontractors’ costs and other direct costs. Gross revenue from services transferred to customers at a point in time accounted for 10% of our revenues for the year ended December 28, 2019. Revenue from these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed.
Contract modifications are common in the performance of our contracts. Contracts modified typically result from changes in scope, specifications, design, performance, sites, or period of completion. In most cases, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.
Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses and others are recorded on the cumulative catch-up basis in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment. During the period ended December 28, 2019, the cumulative catch-up adjustment for contract modifications was not material.

Allowance for Doubtful Accounts
We record billed and unbilled receivables net of an allowance for doubtful accounts. The allowance is estimated based on management’s evaluation of the contracts involved and the financial condition of clients. Factors considered include:

•	Client type (governmental or private client)

•	Historical performance

•	Historical collection trends

•	General economic conditions
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
On August 1, 2019, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses, the Company determined the fair value of each of the reporting units exceeded its carrying value and therefore, there was no goodwill impairment. There were no indicators, events or changes in circumstances that would indicate goodwill impairment for the period from August 1 to December 28, 2019.
Identifiable intangible assets primarily include customer backlog, customer relationships, finite and indefinite-lived trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model.
In conjunction with an acquisition of a business, we record identifiable finite and indefinite-lived intangible assets acquired at their respective fair values as of the date of acquisition. The corresponding fair value estimates for these assets acquired include projected future cash flows, associated discount rates used to calculate present value, asset life cycles, and customer retention rates. We use an independent valuation specialist to assist in determining the estimated fair values of assets acquired and liabilities assumed. The fair value calculated for indefinite-lived intangible assets such as certain tradenames, in addition to intangible assets that are definite-lived such as customer relationships, backlog, and developed technology may change during the finalization of the purchase price allocation due to the estimates and assumptions used in determining their fair value. As a result, we may make adjustments to the provisional amounts recorded for certain items as part of the purchase price allocation subsequent to the acquisition, not to exceed one year after the acquisition date, until the purchase accounting allocation is finalized.
RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Gross revenues	$508,938	$418,081	$333,034
Less sub-consultant services and other direct costs	(110,533)	(83,755)	(64,769)
Net revenues (1)	398,405	334,326	268,265
Direct salary and wages costs	153,023	132,922	103,011
Gross profit	245,382	201,404	165,254
Operating expenses	214,175	165,719	138,686
Income from operations	31,207	35,685	26,568
Interest expense	(2,275)	(1,966)	(1,935)
Income tax expense	(5,176)	(6,863)	(627)
Net income	$23,756	$26,856	$24,006

(1) Net Revenues is not a measure of financial performance under GAAP. Gross revenues include sub-consultant costs and other direct costs which are generally pass-through costs. The Company believes that Net Revenues, which is a non-GAAP financial measure commonly used in our industry, enhances investors’ ability to analyze our business trends and performance because it substantially measures the work performed by our employees.
Year ended December 28, 2019 compared to year ended December 29, 2018
Gross and Net Revenues
Our consolidated gross revenues increased by $90,857, or 22% in 2019 compared to 2018. Our consolidated net revenues increased by $64,079, or approximately 19% in 2019 compared to 2018.
The increases in gross and net revenues were primarily due to the contribution from various acquisitions completed during 2019. The increase in gross and net revenues related to 2019 acquisitions were $42,127 and $35,091, respectively. The increase is also attributable to the full year impact of revenues from our 2018 acquisition of CHI. The increase in gross and net revenues related to CHI were $47,019 and $21,610, respectively. The growth in revenues was primarily in the following areas:

•	Energy distribution services

•	Infrastructure engineering services

•	Energy and environmental services

•	Civil and building program management services
Gross Profit
As a percentage of gross revenues, our gross profit margin was 48.2% in both 2019 and 2018.

Operating expenses
Our operating expenses increased $48,456, or 29% in 2019 compared to 2018. The increase in operating expenses primarily resulted from increased payroll and performance-based compensation costs of $26,337, including stock-based compensation of $10,430 during 2019 compared to $6,697 in 2018. General and administrative costs increased $10,943, which was primarily due to contributions from various acquisitions during 2019 and increased professional and legal expenses. Contributions from 2019 acquisitions and the increase in professional and legal expenses were $4,573 and $3,241, respectively. Approximately $821 of legal and accounting costs were incurred during the fourth quarter 2019 related to the acquisition of QSI. Additionally, depreciation and amortization expenses increased $971 and $7,436, respectively.
Also contributing to the increases in operating expenses is the full year impact of operating expenses in 2019 related to 2018 acquisitions. Operating expenses typically fluctuate as a result of changes in headcount (both corporate and field locations) and the amount of spending required to support our professional services activities, which normally require additional overhead costs.
Income taxes
Our consolidated effective income tax rate was 17.8% and 20.4% in 2019 and 2018, respectively. The lower effective income tax rate in 2019 is primarily due to additional excess tax benefits from share-based payments and federal credits. See Note 17, Income Taxes, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further detail of income tax expense.
Net income
Our net income decreased $3,100, or 12% compared to 2018. The decrease was primarily a result of $1,100 of transaction costs related to the acquisition of QSI and GHD during the fourth quarter of 2019, an increase in stock compensation expense of $3,733, an increase in intangible asset amortization expense of $7,436, and an increase in interest expense of $791 related to the increase in debt partly associated with the acquisition of QSI.
For comparison of 2018 to 2017, see "Results of Operations - Consolidated Results of Operations" under Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 29, 2018 filed with the SEC on March 14, 2019, which discussion is expressly incorporated herein by reference thereto.
Segment Results of Operations
The following tables set forth summarize financial information concerning our reportable segments (dollars in thousands):

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Gross revenues
INF	$334,458	$257,353	$185,238
BTS	$178,419	$164,739	$152,304
Elimination of inter-segment revenues	$(3,939)	$(4,011)	$(4,508)
Total gross revenues	$508,938	$418,081	$333,034

Segment income before taxes
INF	$54,583	$43,832	$32,245
BTS	$28,138	$26,656	$21,018
For additional information regarding our reportable segments, see Note 18, Reportable Segments, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Year Ended December 28, 2019 compared to Year Ended December 29, 2018
INF Segment.
Our gross revenues from INF increased $77,105, or 30%, in 2019 compared to 2018. The increase was primarily due to $30,056 and $47,019, respectively, in contributions from acquisitions completed in 2019 and the full year impact from our 2018 acquisition of CHI. The growth in revenues was also attributable to increases in:

•	Energy distribution services

•	Infrastructure engineering services

•	Civil program management services
Segment Income before Taxes from INF increased $10,751, or 25%, in 2019 compared to 2018. The increase was primarily due to $1,040 and $9,975, respectively, in contributions from acquisitions completed in 2019 and the full year impact from our 2018 acquisition of CHI.
BTS Segment.
Our gross revenues from BTS increased $13,680, or 8%, in 2019 compared to 2018. The increase was due to contributions from acquisitions completed in 2019.
Segment Income before Taxes from BTS increased $1,482, or 6%, in 2019 compared to 2018. The increase was primarily due to contributions from acquisitions completed in 2019.
For comparison of 2018 to 2017, see "Results of Operations - Segment Results of Operations" under Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 29, 2018 filed with the SEC on March 14, 2019, which discussion is expressly incorporated herein by reference thereto.

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

Operating activities
During 2019, net cash provided by operating activities was $39,900, which was primarily due to earnings of $63,953 after adding back non-cash adjustments, offset by a change in working capital and other long-term assets and liabilities. Non-cash items from operating activities were depreciation and amortization, stock-based compensation, bad debt expense, deferred income taxes, non-cash lease expenses, changes in the fair value of contingent considerations, and loss on disposals of property and equipment. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $24,053 during 2019. Working capital changes that used operating cash flow included increases in billed and unbilled receivables of $6,667 and increases in prepaid expenses and other assets of $3,599. Additionally, decreases in accrued liabilities, income taxes payable, and billings in excess of costs and estimated earnings on uncompleted contracts used operating cash flow of $7,315, $2,697, and $4,322, respectively. Working capital changes that provided operating cash flow during 2019 included increases in accounts payable of $534 and increases in deposits of $13.
During 2018, net cash provided by operating activities was $34,999, which was primarily due to earnings of $48,599 after adding back non-cash adjustments, offset by a change in working capital and other long-term assets and liabilities. Non-cash items from operating activities were depreciation and amortization, stock-based compensation, bad debt expense, deferred income taxes, changes in the fair value of contingent considerations, and loss on disposals of property and equipment. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $13,600 during 2019. Working capital changes that used operating cash flow included increases in billed and unbilled receivables of $11,475 and increases in prepaid expenses and other assets of $109. Additionally, decreases in accrued liabilities and income taxes payable used $2,984 and $3,405, respectively, during 2019. Working capital changes that provided operating cash flow during 2019 included increases in deposits and billings in excess of costs and estimated earnings on uncompleted contracts of $11 and $3,964, respectively, as well as increases in accounts payable of $398.
Investing activities
During 2019 and 2018, net cash used in investing activities amounted to $351,000 and $60,358, respectively, primarily resulting from cash used for our acquisitions during the relevant period. The increase of $290,220 in cash used by investing activities in 2019 compared to 2018 was primarily due to the QSI acquisition, which we acquired in an all-cash transaction for $318,000.
Financing activities
Cash flows provided by financing activities in 2019 totaled $302,186, which was primarily due to an amendment to our Senior Credit Facility in order to fund the QSI acquisition. Net proceeds under the Senior Credit Facility totaled $320,457 in 2019. The increase in borrowings was offset by principal repayments of $13,393 towards notes payable and $1,202 towards contingent consideration. Additionally, we paid debt issuance costs of $3,676 as a result of the amendment to our Senior Credit Facility.
During 2018, net cash provided by financing activities of $47,347 was primarily due to net proceeds from the public offering of the 2018 Firm Shares of $93,469 and a warrant exercise of $1,093. Offsetting these proceeds was the principal repayment of $46,241 towards the Senior Credit Facility and notes payable and $728 towards contingent consideration.
For comparison of 2018 to 2017 cash flows, see "Liquidity and Capital Resources - Cash Flows” under Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 29, 2018 filed with the SEC on March 14, 2019, which discussions are expressly incorporated herein by reference thereto.

Financing
Senior Credit Facility
On December 20, 2019 (the "Closing Date"), we amended and restated our Credit Agreement (the "A&R Credit Agreement"), dated December 7, 2016, as amended on December 20, 2018, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of the Company's subsidiaries as guarantors. Pursuant to the A&R Credit Agreement, the lenders provided term commitments of $150.0 million in the aggregate in a single draw on the Closing Date to fund the acquisition of QSI and various costs and expenses relating thereto and revolving commitments totaling $215.0 million in the aggregate. The revolving commitment is available through December 20, 2024 (the "Maturity Date"), at which time the term commitments and revolving commitments will be due and payable in full. An aggregate amount of $320.5 million was drawn under the A&R Credit Agreement on the Closing Date to fund the QSI acquisition. The A&R Credit Agreement also includes an accordion feature permitting the Company to request an increase in either the term facility or the revolver facility under the A&R Credit Agreement by an additional amount of up to $100.0 million in the aggregate.
Borrowings under the term facility amortize at the rate of 5.0% per annum for the first two years of the facility and thereafter at the rate of 7.5% per annum until the Maturity Date.
Borrowings under the A&R Credit Agreement bear interest at variable rates described below, which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our consolidated leverage ratio. The consolidated leverage ratio is the ratio of our consolidated funded indebtedness to our consolidated EBITDA for the most recently completed measurement period.
The A&R Credit Agreement contains covenants that may have the effect of limiting the ability of the Company and its subsidiaries to, among other things, merge with or acquire other entities, enter into a transaction resulting in a Change in Control, create certain new liens, incur certain additional indebtedness, engage in certain transactions with affiliates, or engage in new lines of business or sell a substantial part of their assets. The A&R Credit Agreement also contains financial covenants that requires us to maintain a consolidated fixed charge coverage ratio of no less than 1.20 to 1.00 as of the end of any measurement period. In addition, we are required to maintain a consolidated leverage ratio as described below:

Measurement Period Ending	Maximum Consolidated Leverage Ratio
Closing Date through June 30, 2020	4.25 to 1.00
July 1, 2020 through September 30, 2020	4.00 to 1.00
October 1, 2020 through December 31, 2020	3.75 to 1.00
January 1, 2021 and thereafter	3.50 to 1.00
As of December 28, 2019, we were in compliance with the financial covenants.
The A&R Credit Agreement also contains customary events of default, including (but not limited to) a default in the payment of principal or, following an applicable grace period, interest, breaches of the our covenants or warranties under the A&R Credit Agreement, payment default or acceleration of certain indebtedness of the Company or any subsidiary, certain events of bankruptcy, insolvency or liquidation involving the Company or any subsidiaries, certain judgments or uninsured losses, changes in control and certain liabilities related to ERISA based plans.
Other Obligations
On July 1, 2019, we acquired GeoDesign. The purchase price allowed for the payment of $425 in shares of the Company's stock or a combination of cash and shares of our stock, at our discretion, payable on the first and second anniversary of July 1, 2019. At December 28, 2019, the outstanding balance of this obligation was $382.
On June 3, 2019, we acquired Page One. The purchase price allowed for the payment of $200 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable on the first anniversary of June 3, 2019. At December 28, 2019, the outstanding balance of this obligation was $181.

On December 31, 2018, we acquired certain assets of Celtic. The purchase price allowed for the payment of $200 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable on the first anniversary of December 31, 2018. At December 28, 2019, the outstanding balance of this obligation was $181.
On November 2, 2018, we acquired CHI. The purchase price allowed for the payment of $3,000 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in three equal annual installments. At December 28, 2019 and December 29, 2018, the outstanding balance of this obligation was $1,754.
On February 2, 2018, we acquired CSA. The purchase price allowed for the payment of $250 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in two equal annual installments. At December 28, 2019 and December 29, 2018, the outstanding balance of this obligation was $111 and $222, respectively.
On January 12, 2018, we acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in two equal annual installments. At December 28, 2019 and December 29, 2018, the outstanding balance of this obligation was $267 and $534, respectively.
On September 6, 2017, we acquired all of the outstanding equity interest in Marron. The purchase price allowed for the payment of $133 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of December 28, 2019. At December 29, 2018, the outstanding balance of this obligation was $55.
On June 6, 2017, we acquired all of the outstanding equity interest in RDK. The purchase price allowed for the payment of $1,333 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of December 28, 2019. At December 29, 2018, the outstanding balance of this obligation was $504.
On May 20, 2016, we acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in three equal annual installments of $1,000. There was no outstanding balance on this obligation as of December 28, 2019. At December 29, 2018, the outstanding balance of this obligation was $936.
Uncollateralized Promissory Notes
On July 1, 2019, we acquired GeoDesign. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("GeoDesign Note") and payable in four equal annual installments. The outstanding balance of the GeoDesign Note was $2,000 as of December 28, 2019.
On June 3, 2019, we acquired Alta. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("Alta Note") and payable in four equal annual installments. The outstanding balance of the Alta Note was $2,000 as of December 28, 2019.
On June 3, 2019, we acquired Page One. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% ("Page One Note") and payable in three equal annual installments. The outstanding balance of the Page One Note was $1,000 as of December 28, 2019.
On March 22, 2019, we acquired The Sextant Group. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 4.0% ("The Sextant Group Note") and payable in four equal annual installments. The outstanding balance of The Sextant Group Note was $3,140 as of December 28, 2019.
On December 31, 2018, we acquired certain assets of Celtic. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Celtic Note") payable in three equal annual installments. The outstanding balance of the Celtic Note was $300 as of December 28, 2019.
On November 2, 2018, we acquired CHI. The purchase price included an uncollateralized $15,000 promissory note bearing interest at 3.0% (the "CHI Note") payable in four equal annual installments. The outstanding balance of the CHI Note was $11,250 and $15,000 as of December 28, 2019 and December 29, 2018, respectively.

On August 24, 2018, we acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% payable in four equal annual installments of $1,000. The outstanding balance of the CALYX Note was $3,000 and $4,000 as of December 28, 2019 and December 29, 2018, respectively.
On February 2, 2018, we acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "CSA Note") payable in four equal annual installments of $150. The outstanding balance of the CSA Note was $450 and $600 as of December 28, 2019 and December 29, 2018, respectively.
On January 12, 2018, we acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the "Butsko Note") payable in four equal annual installments of $250. The outstanding balance of the Butsko Note was $750 and $1,000 as of December 28, 2019 and December 29, 2018, respectively.
On September 6, 2017, we acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Marron Note") payable in three equal annual installments of $100, The outstanding balance of the Marron Note was $100 and $200 as of December 28, 2019 and December 29, 2018, respectively.
On June 6, 2017, we acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the "RDK Note") payable in four equal annual installments of $1,375. The outstanding balance of the RDK Note was $2,750 and $4,125 as of December 28, 2019 and December 29, 2018, respectively.
On May 4, 2017, we acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "H&K Note") payable in four equal annual installments of $150. The outstanding balance of the H&K Note was $300 and $450 as of December 28, 2019 and December 29, 2018, respectively.
On May 1, 2017, we acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the "Lochrane Note") payable in four equal annual installments of $413. The outstanding balance of the Lochrane Note was $825 and $1,238 as of December 28, 2019 and December 29, 2018, respectively.
On December 6, 2016, we acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the "CivilSource Note") payable in four equal annual installments of $875. The outstanding balance of the CivilSource Note was $1,502 and $2,625 as of December 28, 2019 and December 29, 2018, respectively.
On November 30, 2016, we acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the "Hanna Note") payable in four equal annual installments of $675. The outstanding balance of the Hanna Note was $675 and $1,350 as of December 28, 2019 and December 29, 2018, respectively.
On October 26, 2016, we acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the "JBA Note") payable in five equal annual installments of $1,400. The outstanding balance of the JBA Note was $4,163 and $4,200 as of December 28, 2019 and December 29, 2018, respectively.
On September 12, 2016, we acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the "Weir Note") payable in four equal annual installments of $125. The outstanding balance of the Weir Note was $125 and $250 as of December 28, 2019 and December 29, 2018, respectively.
On May 20, 2016, we acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the "Dade Moeller Notes") payable in four equal annual installments of $1,500. The outstanding balance of the Dade Moeller Notes was $1,497 and $3,036 as of December 28, 2019 and December 29, 2018, respectively.
On July 1, 2015, we acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the "RBA Note") payable in four equal annual installments.

There was no outstanding balance on the RBA Note as of December 28, 2019. The outstanding balance of the RBA Note was $1,000 as of December 29, 2018.
On January 30, 2015, we acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the "JLA Note") payable in four equal annual installments of $313. There was no outstanding balance on the JLA Note as of December 28, 2019. As of December 29, 2018, the outstanding balance of the JLA Note was $313.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 28, 2019 and December 29, 2018.
Effects of Inflation
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 28, 2019 (in thousands):

		Payments due by fiscal period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes Payable and Other Obligations	$362,265	$26,147	$37,745	$298,373	$—
Contingent consideration obligations	4,002	1,954	2,048	—	—
Operating lease obligations	52,676	14,620	21,185	10,095	6,776
Total contractual obligations	$418,943	$42,721	$60,978	$308,468	$6,776
Our accrued liabilities in the consolidated balance sheet include unrecognized tax benefits. As of December 28, 2019, we had unrecognized tax benefits of $887. At this time, we are unable to make a reasonably reliable estimate of the timing of settlements in individual years in connection with unrecognized tax benefit; therefore, such amounts are not included in the above table.
Recently Issued Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 3, Recently Issued Accounting Pronouncements, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes for acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of December 28, 2019, there was $320.5 million outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $3,205 in 2019.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NV5 Global, Inc.
Hollywood, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NV5 Global, Inc. and subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018, the related consolidated statements of net income and comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 28, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for leases as of the first day of fiscal year 2019 due to the adoption of Accounting Standards Codification (ASC) 842, Leases. The Company adopted ASC 842 using the modified retrospective approach and elected not to adjust comparative periods.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Percentage of Completion - Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company recognizes lump-sum contract revenue over the contract term (“over time”) as the work progresses, which is as services are rendered, because transfer of control to the customer is continuous. The Company’s revenues from lump-sum contracts are recognized on the percentage-of-completion method, based primarily on contract costs incurred to date compared to total estimated costs. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs and profit for each performance obligation. Direct costs are recognized as incurred, and revenues are determined by adding a proportionate amount of the estimated profit to the amount reported as direct costs. As of December 28, 2019, revenue was $508.9 million, of which approximately $158 million relates to lump-sum contracts.

We identified revenue on certain complex lump-sum contracts as a critical audit matter because of the judgments necessary for management to estimate total costs and profit in order to recognize revenue for certain lump-sum contracts. This required extensive audit effort due to the complexity of certain lump-sum contracts and required a high degree of auditor judgment when performing audit procedures to audit management’s estimates of total costs and profit and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of total costs and profit for each performance obligation used to recognize revenue for certain complex lump-sum contracts included the following, among others:

•	We tested the effectiveness of controls over lump-sum contract revenue, including management’s controls over the estimates of total costs and profit for performance obligations.

•	We selected certain complex lump-sum contracts and performed the following:

•
Evaluated whether the contracts were properly included in management’s calculation of lump-sum contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.

•	Compared the revenue recognized to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.

•	Tested management’s identification of distinct performance obligations by evaluating whether the underlying services were highly interdependent and interrelated.

•	Tested the accuracy and completeness of the costs incurred to date for each performance obligation.

•	Evaluated the estimates of total cost and profit by:

•
Evaluating management’s ability to achieve the estimates of total cost and profit by performing corroborating inquiries with the Company’s finance managers, project managers and engineers, and comparing the estimates to management’s work plans, project budgets, and change orders, as applicable.

•	Comparing costs incurred subsequent to fiscal year end to the remaining costs management estimated as of fiscal year end.

•	Comparing management’s estimates for the selected contracts to costs and profits of similar performance obligations, when applicable.

•	Tested the mathematical accuracy of management’s calculation of revenue for each performance obligation.

•
We evaluated management’s ability to estimate total costs and profits accurately by comparing actual costs and profits to management’s historical estimates for performance obligations that have been fulfilled.

/s/ Deloitte & Touche LLP

Miami, Florida
February 26, 2020
We have served as the Company's auditor since 2015.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 28, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$31,825	$40,739
Billed receivables, net	131,041	98,324
Unbilled receivables, net	79,428	43,411
Prepaid expenses and other current assets	8,906	2,582
Total current assets	251,200	185,056
Property and equipment, net	25,733	11,677
Right-of-use lease assets, net	46,313	—
Intangible assets, net	255,961	99,756
Goodwill	309,216	140,930
Other assets	4,714	2,002
Total Assets	$893,137	$439,421

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,116	$22,588
Accrued liabilities	47,432	20,853
Income taxes payable	—	2,697
Billings in excess of costs and estimated earnings on uncompleted contracts	3,303	7,625
Client deposits	221	208
Current portion of contingent consideration	1,954	1,845
Current portion of notes payable and other obligations	25,332	17,139
Total current liabilities	114,358	72,955
Contingent consideration, less current portion	2,048	2,853
Long-term lease liabilities	34,573	—
Notes payable and other obligations, less current portion	332,854	29,847
Deferred income tax liabilities, net	53,341	16,224
Total liabilities	537,174	121,879

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 12,852,357 and 12,550,711 shares issued and outstanding as of December 28, 2019 and December 29, 2018, respectively	129	126
Additional paid-in capital	251,187	236,525
Retained earnings	104,647	80,891
Total stockholders’ equity	355,963	317,542
Total liabilities and stockholders’ equity	$893,137	$439,421
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Gross revenues	$508,938	$418,081	$333,034

Direct costs (excluding depreciation and amortization):
Salaries and wages	153,023	132,922	103,011
Sub-consultant services	79,598	62,218	50,171
Other direct costs	30,935	21,537	14,598
Total direct costs	263,556	216,677	167,780

Gross Profit	245,382	201,404	165,254

Operating Expenses:
Salaries and wages, payroll taxes and benefits	128,558	102,221	86,222
General and administrative	42,656	31,713	26,747
Facilities and facilities related	17,145	14,401	12,589
Depreciation and amortization	25,816	17,384	13,128
Total operating expenses	214,175	165,719	138,686

Income from operations	31,207	35,685	26,568

Interest expense	(2,275)	(1,966)	(1,935)

Income before income tax expense	28,932	33,719	24,633
Income tax expense	(5,176)	(6,863)	(627)
Net Income and Comprehensive Income	$23,756	$26,856	$24,006

Earnings per share:
Basic	$1.96	$2.44	$2.36
Diluted	$1.90	$2.33	$2.23

Weighted average common shares outstanding:
Basic	12,116,185	10,991,124	10,178,901
Diluted	12,513,034	11,506,466	10,777,806
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2016	10,566,528	$106	$118,026	$30,029	$148,161
Stock compensation	—	—	4,011	—	4,011
Restricted stock issuance, net	176,198	2	(2)	—	—
Stock issuance for acquisitions	90,324	—	3,856	—	3,856
Payment of contingent consideration with common stock	1,720	—	63	—	63
Net income	—	—	—	24,006	24,006
Balance, December 30, 2017	10,834,770	108	125,954	54,035	180,097
Stock compensation	—	—	6,697	—	6,697
Restricted stock issuance, net	172,820	2	(2)	—	—
Stock issuance for acquisitions	133,121	1	9,329	—	9,330
Proceeds from secondary offering, net of costs	1,270,000	13	93,456	—	93,469
Proceeds from exercise of warrants, net of costs	140,000	2	1,091	—	1,093
Net income	—	$—	$—	$26,856	$26,856
Balance, December 29, 2018	12,550,711	$126	$236,525	$80,891	$317,542
Stock compensation	—	—	10,430	—	10,430
Restricted stock issuance, net	234,805	2	(2)	—	—
Stock issuance for acquisitions	55,656	1	3,510	—	3,511
Payment of contingent consideration with common stock	11,185	—	724	—	724
Net income	—	—	—	23,756	23,756
Balance, December 28, 2019	12,852,357	129	251,187	104,647	355,963
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Cash Flows From Operating Activities:
Net income	$23,756	$26,856	$24,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,816	17,384	13,128
Non-cash lease expense	9,410	—	—
Provision for doubtful accounts	1,239	797	586
Stock based compensation	10,430	6,697	4,011
Change in fair value of contingent consideration	(216)	424	(832)
Loss on disposals of property and equipment	21	26	35
Deferred income taxes	(6,634)	(3,585)	(11,242)
Amortization of debt issuance costs	131	—	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	5,140	(8,662)	(10,911)
Unbilled receivables	(11,807)	(2,813)	(3,802)
Prepaid expenses and other assets	(3,599)	(109)	295
Accounts payable	534	398	(1,495)
Accrued liabilities	(7,315)	(2,984)	(2,442)
Income taxes payable	(2,697)	(3,405)	4,969
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,322)	3,964	436
Deposits	13	11	883
Net cash provided by operating activities	39,900	34,999	17,625

Cash Flows From Investing Activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(348,375)	(58,155)	(60,633)
Purchase of property and equipment	(2,625)	(2,203)	(2,239)
Net cash used in investing activities	(351,000)	(60,358)	(62,872)

Cash Flows From Financing Activities:
Proceeds from common stock offering	—	100,330	—
Proceeds from borrowings from Senior Credit Facility	330,457	—	47,000
Payments of borrowings from Senior Credit Facility	(10,000)	(36,500)	(10,500)
Payments on notes payable	(13,393)	(9,741)	(7,605)
Payments of contingent consideration	(1,202)	(728)	(563)
Payments of common stock offering costs	—	(6,861)	—
Proceeds from exercise of warrant	—	1,093	—
Payments of debt issuance costs	(3,676)	(246)	—
Net cash provided by financing activities	302,186	47,347	28,332

Net (decrease) increase in Cash and Cash Equivalents	(8,914)	21,988	(16,915)
Cash and cash equivalents – beginning of period	40,739	18,751	35,666
Cash and cash equivalents – end of period	$31,825	$40,739	$18,751
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,218	$1,895	$1,508
Cash paid for income taxes	$16,215	$13,634	$7,607

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$1,641	$3,112	$908
Notes payable and other obligations issued for acquisitions	$10,044	$23,987	$9,371
Stock issuance for acquisitions	$3,511	$9,330	$3,856
Finance leases	$1,084	$2,884	$—
Payment of contingent consideration and other obligations with common stock	$724	$—	$63
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Note 1 – Organization and Nature of Business Operations
Business
NV5 Global, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Global”) is a provider of professional and technical engineering and consulting solutions to public and private sector clients in the infrastructure, energy, construction, real estate and environmental markets, operating nationwide and abroad. The Company’s clients include the U.S. federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to:

●	Infrastructure, engineering and support	●	Management oversight
●	Construction quality assurance, testing and inspection	●	Permitting
●	Program management	●	Inspection and field supervision
●	Energy	●	Testing inspection and certification
●	Environmental	●	Forensic engineering
●	Planning	●	Litigation support
●	Design	●	Condition assessment
●	Consulting	●	Compliance certification
●	Geospatial solutions

Note 2 – Summary of Significant Accounting Policies
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
Estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in the consolidated financial statements include the following:

•	Fair value estimates used in accounting for business combinations including the valuation of identifiable intangible assets and contingent consideration

•	Fair value estimates in determining the fair value of our reporting units for goodwill impairment assessment

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

•	Revenue recognition over time

•	Allowances for uncollectible accounts
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
Concentration of Credit Risk
Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, 27%, 30% and 32% of the Company’s gross revenues for fiscal years 2019, 2018 and 2017, respectively, are from California-based projects. The Company did not have any clients representing more than 10% of our gross revenues during 2019, 2018 or 2017. During fiscal years 2019, 2018 and 2017 approximately 68%, 67% and 68%, respectively, of our gross revenues was attributable to the public and quasi-public sector. Management continually evaluates the creditworthiness of these and future clients and provides for bad debt reserves as necessary.
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
The Company considers cash and cash equivalents, accounts receivable, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. As of December 28, 2019 and December 29, 2018, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, income taxes payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
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
The Company reviews and re-assesses the estimated fair value of contingent consideration liabilities on a quarterly basis, and the updated fair value could differ from the initial estimates. The Company measures contingent consideration recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration liabilities on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are projections over the earn-out period, and the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent consideration liabilities. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and amount paid will be recorded in earnings. See Note 12, Contingent Consideration, for additional information regarding contingent considerations.
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

Property and equipment balances are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. During fiscal years 2019, 2018 and 2017, no impairment charge relating to property and equipment was recognized.
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
The Company evaluates goodwill annually for impairment on August 1 or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then performing the two-step quantitative impairment test is unnecessary. The two-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques, and weights the results accordingly. NV5 Global is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. If the carrying value of its reporting unit exceeds the fair value of its reporting unit, the Company would calculate the implied fair value as compared to the carrying value to determine the appropriate impairment charge, if any.
Identifiable intangible assets primarily include customer backlog, customer relationships, finite and indefinite-lived trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model.
During fiscal years 2019, 2018 and 2017, no impairment charge relating to goodwill and intangible assets was recognized. See Note 9, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.
Revenue Recognition
On the first day of fiscal year 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective approach to all contracts that were not completed as of the beginning of fiscal year 2018. We utilize the contract method, which allows companies to account for contracts on a contract by contract basis. For our time and materials contracts, we apply the as-invoiced practical expedient, which permits us to recognize revenue as the right to invoice for services performed. The new standard did not materially affect our consolidated net income, financial position, or cash flows.
To determine the proper revenue recognition method, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, is not distinct.
The Company’s performance obligations are satisfied as work progresses or at a point in time. Revenue on our cost-reimbursable contracts is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it depicts the transfer of control to the customer. Contract costs include labor, subcontractors’ costs and other direct costs. Gross revenues from services transferred to customers over time accounted for 90% of the Company’s revenues for the period ended December 28, 2019.
Gross revenue from services transferred to customers at a point in time is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed. Gross revenue from services transferred to customers at a point in time accounted for 10% and 8% of the Company’s revenues for the period ended December 28, 2019 and December 29, 2018, respectively.
As of December 28, 2019, the Company had $607,482 of remaining performance obligations, of which 493,468 is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in performance obligations. Most of our government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in performance obligations to the extent of the remaining estimated amount.

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
Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses and others are recorded on the cumulative catch-up basis in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment. During the period ended December 28, 2019, the cumulative catch-up adjustment for contract modifications was not material.
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

•
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

•	Client type (governmental or commercial client)

•	Historical performance

•	Historical collection trends

•	General economic conditions
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
In certain circumstances, the contract may allow for billing terms that result in the cumulative amounts billed in excess of revenues recognized. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. During fiscal 2019, the Company performed services and recognized $7,625 of revenue related to its contract liabilities that existed as of December 29, 2018.
Advertising
Advertising costs are charged to expense in the period incurred and amounted to $939, $1,019 and $1,048 during fiscal years 2019, 2018 and 2017, respectively, which is included in General and Administrative Expenses on the accompanying Consolidated Statements of Net Income and Comprehensive Income.
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
Note 3 – Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Leases
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02") which is intended to increase transparency and comparability of accounting for lease transactions. For all leases with terms greater than 12 months, the new guidance requires lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet and to disclose qualitative and quantitative information about lease transactions. The new

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

standard maintains a distinction between finance leases and operating leases. As a result, the effect of the new guidance on leases in the statement of operations and statement of cash flow is largely unchanged.
The Company adopted ASU No. 2016-02 as of the first day of the fiscal year 2019 using the modified retrospective approach and elected not to adjust comparative periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification, and the initial direct costs. The Company elected the practical expedient to keep leases with an initial term of 12 months or less off the balance sheet and the practical expedient to account for non-lease components in a contract as part of a single lease component. Lease payments are recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term. Adoption of the new standard resulted in the recording of additional right-of-use lease assets and lease liabilities of $34,186 and $34,965, respectively, as of the first day of the fiscal year 2019. The standard did not materially impact our consolidated net earnings and had no impact on cash flows. Additionally, there was no cumulative effect of adoption on retained earnings in the Statement of Changes in Stockholders' Equity.
Accounting Pronouncements Not Yet Adopted
Goodwill
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 of the goodwill impairment test and simplifies how the amount of an impairment loss is determined. The update is effective for public companies in the beginning of fiscal year 2020 and shall be applied on a prospective basis. The Company will adopt this ASU at the beginning of fiscal year 2020. The Company does not expect the impact of this ASU to be material to its consolidated financial statements.
Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"). This ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which could result in earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model will require the Company to use a forward-looking expected credit loss impairment methodology for the recognition of credit losses for financial instruments at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivable and is effective for fiscal years beginning after December 15, 2019. The Company will adopt this ASU at the beginning of fiscal year 2020. The standard will be applied prospectively with an adjustment to retained earnings. The adoption of ASU 2016-13 will not materially impact the consolidated financial statements.
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
The weighted average number of shares outstanding in calculating basic earnings per share during fiscal years 2019, 2018 and 2017 exclude 642,677, 614,911 and 570,171 non-vested restricted shares, respectively. There were no potentially anti-dilutive securities during fiscal years 2019, 2018 and 2017.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share during fiscal years 2019, 2018 and 2017:

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Numerator:
Net income – basic and diluted	$23,756	$26,856	$24,006

Denominator:
Basic weighted average shares outstanding	12,116,185	10,991,124	10,178,901
Effect of dilutive non-vested restricted shares and units	319,674	401,726	326,319
Effect of issuable shares related to acquisitions	77,175	87,713	157,965
Effect of warrants	—	25,903	114,621
Diluted weighted average shares outstanding	12,513,034	11,506,466	10,777,806

Note 5 – Stockholders' Equity
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
Note 6 – Business Acquisitions
2019 Acquisitions
On December 20, 2019 (the "Closing Date"), the Company acquired all of the outstanding equity interests in Geospatial Holdings, Inc. and its subsidiaries, including Quantum Spatial, Inc. (collectively "QSI"), a full-service geospatial solutions provider serving the North American market. QSI provides data solutions to public and private sector clients that need geospatial intelligence to mitigate risk, plan for growth, better manage resources, and advance scientific understanding. NV5 Global acquired QSI in an all-cash transaction for $318,000, which includes excess working capital of $8,781 and closing date cash of approximately $6,677. The purchase price and other related costs associated with the transaction were financed through the Company's amended and restated credit agreement (the "A&R Credit Agreement") with Bank of America, N.A. and the other lenders party thereto. Pursuant to the A&R Credit Agreement, the lenders provided term commitments of $150,000 in the aggregate in a single draw on the Closing Date and revolving commitments totaling $215,000. See Note 11, Notes Payable and Other Obligations, for further detail on the A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets required and liabilities assumed for QSI, the Company engaged a third-party independent valuation specialist

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

to assist in the determination of fair values. The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period as required by ASC Topic 805, Business Combinations ("ASC 805"). The QSI acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.
On November 8, 2019, the Company acquired from GHD Services, Inc. ("GHD") its assets related to the business for forensics and insurance. The GHD forensics and insurance business provides engineering and environmental claim services for insurance companies, law firms, and litigation support. The Company acquired GHD for a cash purchase price of $8,300. In order to determine the fair values of tangible and intangible assets required and liabilities assumed for GHD, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period as required by ASC 805. The GHD acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date, including accounts receivable.
On July 2, 2019, the Company acquired all of the outstanding equity interests in WHPacific, Inc. (“WHPacific”), a provider of design engineering and surveying services serving Washington, Oregon, Idaho, New Mexico, Arizona and California for a cash purchase price of $9,000. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for WHPacific, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period as required by ASC 805. The WHPacific acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date, including accounts receivable.
Only July 1, 2019, the Company acquired all of the outstanding equity interests in GeoDesign, Inc. ("GeoDesign"), a geotechnical, environmental, geological, mining and pavement engineering company serving Washington, Oregon, and California. The aggregate purchase price is up to $12,800, including $8,500 of cash, $2,000 in promissory note (bearing interest at 4.0%), payable in four equal installments of $500 due on the first, second, third, and fourth anniversaries of July 1, 2019, and $375 of the Company's common stock (4,731 shares) issued at the closing date. The purchase price also includes $425 of the Company's common stock payable on the first and second anniversaries of July 1, 2019. Further, the purchase price includes a $1,500 earn-out of cash, which was recorded at the estimated fair value of $198. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for GeoDesign, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The GeoDesign acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date, including accounts receivable.
On June 3, 2019, the Company acquired all of the outstanding equity interests in Alta Environmental, L.P. ("Alta"), a consulting firm specializing in air quality, environmental building sciences, water resources, site assessment and remediation as well as environmental health and safety compliance services. The aggregate purchase price is up to $6,500, including $4,000 of cash and $2,000 in promissory note (bearing interest at 4.0%), payable in 4 equal installments of $500 due on the first, second, third, and fourth anniversaries of June 3, 2019. Further, the purchase price includes a $500 earn-out of cash, which was recorded at an estimated fair value of $323. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Alta, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The Alta acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date, including accounts receivable.
On June 3, 2019, the Company acquired all of the outstanding equity interests in Page One Consultants ("Page One"), a program management and construction quality assurance firm based in Orlando, Florida. The aggregate purchase price is up to $3,900, including $2,000 of cash, $1,000 in promissory note (bearing interest at 3.0%), payable in three equal installments of $333 due on the first, second, and third anniversaries of June 3, 2019, and $200 of the Company's common stock (2,647 shares) issued at the closing date. The purchase price also includes a $500 earn-out of cash and stock, which was recorded at an estimated fair value of $448. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Page One, the Company engaged a third-party independent valuation specialist to assist in the determination of fair

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

values. The Page One acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date, including accounts receivable.
On March 22, 2019, the Company acquired all of the outstanding equity interests in the Sextant Group, Inc. ("The Sextant Group"), a national leading provider of audiovisual, information and communications technology, acoustics consulting, and design services headquartered in Pittsburgh, PA. The Sextant Group provides services throughout the U.S. and is well-known for creating integrated technology solutions for a wide range of public and private sector clients. The aggregate purchase price is up to $11,000, including $7,000 of cash and $4,000 in promissory note (bearing interest at 4.0%), payable in 4 equal installments of $1,000 due on the first, second, third, and fourth anniversaries of March 22, 2019. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for The Sextant Group, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period as required by ASC 805. The Sextant Group acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date, including accounts receivable.
On December 31, 2018, the Company acquired certain assets of Celtic Energy, Inc. ("Celtic"), a nationally recognized energy consulting firm that specialized in energy project management and oversight. The aggregate purchase price is up to $1,900, including $1,000 in cash, $300 in promissory note (bearing interest at 3.0%), payable in three equal installments of $100 on the first, second, and third anniversaries of December 31, 2018, and $200 of the Company's common stock (3,227 shares) issued at the closing date. The purchase price also includes $200 of the Company's common stock payable on the first anniversary December 31, 2018. Further, the purchase price includes a $200 earn-out of cash, which was recorded at an estimated fair value of $181. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Celtic, the Company performed a purchase price allocation.
    2018 Acquisitions
On November 2, 2018 the Company acquired CHI Engineering, Inc. (“CHI”), an infrastructure engineering firm based in Portsmouth, New Hampshire. CHI is a leading provider of engineering, procurement, and construction management services to the liquefied natural gas (“LNG”), petroleum gas (“LPG”) and Natural Gas industries. CHI’s client base includes the majority of LNG facility owner/operators in the U.S. The aggregate purchase price of this acquisition is up to $53,000, including $30,000 in cash, $15,000 in promissory notes (bearing interest at 3.0%), payable in four equal installments of $3,750 on the first, second, third and fourth anniversaries of November 2, 2018 and $3,000 of the Company’s common stock (36,729 shares) issued at the closing date. In July 2019, the Company received $2,360 from the sellers of CHI, as a working capital adjustment which was recorded as a reduction of the purchase price paid for the acquisition of CHI. The purchase price also includes $3,000 of the Company’s common stock payable in three installments of $1,000, due on the first, second and third anniversaries of November 2, 2018. The purchase price also includes a $2,000 earn-out of cash (at a 3.0% interest rate which begins to accrue on January 1, 2020), which was recorded at its estimated fair value of $1,547, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. The note and the earn-out are due to related party individuals who became employees of the Company upon the acquisition. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for CHI, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values.
On August 24, 2018, the Company acquired all of the outstanding equity interests in CALYX Engineers and Consultants, Inc. ("CALYX"), an infrastructure and transportation firm based in Cary, North Carolina. CALYX provides roadway and structure design, transportation planning, water resources, construction services, utility services, building structure design, land development, traffic services, cultural resources, surveying, and environmental services. CALYX serves both public and private clients, including state departments of transportation, municipalities, developers, higher education, and healthcare systems. The acquisition of CALYX will expand our infrastructure engineering service in the southeast United States. The purchase price of this acquisition is $34,000, subject to customary closing working capital adjustments, including $25,000 in cash, $4,000 in promissory notes (bearing interest at 3.75%), payable in four installments of $1,000, due on the first, second, third and fourth anniversaries of August 24, 2018, $3,000 of the Company’s common stock (36,379 shares) as of the closing date of the acquisition, and $2,000 in cash payable within 120 days of the closing date. The note is due to related party individuals who became employees of the Company. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for CALYX, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values.

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
On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko Utility Design, Inc. (“Butsko”). Butsko is leading provider of utility planning and design services serving both public and private sector clients through its offices in Southern California and Washington. The purchase price of this acquisition was up to $4,250, including $1,500 in cash; $1,000 in promissory notes (bearing interest at 3.0%), payable in four installments of $250, due on the first, second, third and fourth anniversaries of January 12, 2018, the effective date of the acquisition; and $300 of the Company’s common stock (5,630 shares) issued as of the closing date. The purchase price also includes $600 of the Company’s common stock payable in two installments of $300, due on the first and second anniversaries of the acquisition. The purchase price also included a non-interest bearing earn-out of up to $850 payable in cash and stock, subject to the achievement of certain agreed upon financial metrics for fiscal year 2018. The earn-out of $850 is non-interest bearing and was recorded at its estimated fair value of $666, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. The note and the earn-out are due to a related party individual who became an employee of the Company upon the acquisition. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Butsko, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values.
2017 Acquisitions
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
On September 6, 2017, the Company acquired all of the outstanding equity interests in Marron and Associates, Inc. (“Marron”), a leading environmental services firm with offices in Albuquerque and Las Cruces, New Mexico. Marron provides environmental planning, natural and cultural resources, environmental site assessment, and GIS services. Marron primarily serves public and private clients throughout the Southwest, including the New Mexico Department of Transportation, Bureau of Land Management, Bureau of Indian Affairs, Federal Highway Administration, U.S. Department of Agriculture, U.S. Fish and Wildlife Service, and U.S. Forest Service. The purchase price of this acquisition is up to $990 including $400 in cash, $300 in promissory notes (bearing interest at 3.0%), payable in three installments of $100, due on the first, second and third anniversaries of September 6, 2017, the effective date of the acquisition, $67 of the Company’s common stock (1,510 shares) as of the closing date of the acquisition and $133 in stock or a combination of cash and shares of the Company’s stock, at its discretion, payable in two equal installments, due on the first and second anniversaries of September 6, 2017.The purchase price also included an earn-out of $90, subject to the achievement of certain agreed upon metrics for calendar year 2017. The note and the earn-out are due to a related party individual who became an employee of the Company upon the acquisition. The Company internally determined the preliminary fair values of tangible and intangible assets acquired and liabilities assumed.
On June 6, 2017, the Company acquired all of the outstanding equity interests in Richard D. Kimball Co. ("RDK"), an established leader in the provision of energy efficiency and mechanical, electric and plumbing (MEP) services based in Boston, Massachusetts. In addition to MEP and fire protection services, RDK offers commissioning services, technology design services, and energy and sustainability services, including Whole Building Energy Modeling and ASHRAE Level Energy

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Audits, Green Building Certification, Energy Code Consulting, Carbon Emissions Management, and Renewable Energy Management. RDK primarily serves commercial, healthcare, science and technology, education, government, and transportation clients. The purchase price of this acquisition is up to $22,500, subject to customary closing working capital adjustments, including $15,000 in cash, $5,500 in promissory notes (bearing interest at 3.0%), payable in four installments of $1,375, due on the first, second, third and fourth anniversaries of June 6, 2017, $667 of the Company’s common stock (18,072 shares) as of the closing date of the acquisition, and $1,333 in stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of June 6, 2017. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for RDK, we engaged a third-party independent valuation specialist to assist in the determination of fair values.
On May 4, 2017, the Company acquired all of the outstanding equity interests in Holdrege & Kull, Consulting Engineers and Geologists (“H&K”), a full-service geotechnical engineering firm based in Northern California. H&K provides services to public, municipal and special district, industrial, and private sector clients. The purchase price of this acquisition is up to $2,200 including $1,000 in cash, $600 in promissory notes (bearing interest at 3.0%), payable in four installments of $150, due on the first, second, third and fourth anniversaries of May 4, 2017, the effective date of the acquisition, and $100 of the Company’s common stock (2,628 shares) as of the closing date of the acquisition. The purchase price also included an interest bearing earn-out of $500 promissory note, subject to the achievement of certain agreed upon metrics for calendar year 2017. The earn-out promissory note is payable in four installments of $125, due on the first, second, third and fourth anniversaries of May 4, 2017. The earn-out of $500 was recorded at its estimated fair value of $405, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. The note and the earn-out are due to a related party individual who became an employee of the Company upon the acquisition. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for H&K, we engaged a third-party independent valuation specialist to assist in the determination of fair values.
On May 1, 2017, the Company acquired all of the outstanding equity interests in Lochrane Engineering Incorporated (“Lochrane”), an Orlando, Florida based civil engineering firm, which specializes in the provision of services on major roadway projects, and its major clients include the Florida Department of Transportation and Florida’s Turnpike Enterprise. The purchase price of this acquisition is up to $4,940 including $2,690 in cash, $2,200 in promissory notes (bearing interest at 3.0%), payable in four installments of $550, due on the first, second, third and fourth anniversaries of May 1, 2017, the effective date of the acquisition, $17 of the Company’s common stock (441 shares) as of the closing date of the acquisition, and $33 in stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal installments, due on the first and second anniversaries of May 1, 2017. Included in the $2,200 promissory notes, is an earn-out of $550, subject to the achievement of certain agreed upon metrics for calendar year 2017. The earn-out of $550 is interest bearing and was recorded at its estimated fair value of $413, based on a probability-weighted approach valuation technique used to determine the fair value of the contingent consideration on the acquisition date. The note and the earn-out are due to a related party individual who became an employee of the Company upon the acquisition. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for Lochrane, we engaged a third-party independent valuation specialist to assist in the determination of fair values.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition dates for acquisitions closed during fiscal years 2019 and 2018:

	2019			2018
	QSI	Other	Total	Total
Cash	$6,894	75	6,969	$345
Billed and unbilled receivables, net	42,523	21,642	64,165	20,999
Right-of-use assets	6,131	0	6,131	0
Property and equipment	13,626	2,163	15,789	3,122
Prepaid expenses	2,612	997	3,609	589
Other assets	1,317	1,048	2,365	83
Intangible assets:			—
Customer relationships	64,709	10,423	75,132	32,267
Trade name	58,546	1,365	59,911	2,479
Customer backlog	6,835	1,363	8,198	8,007
Developed technology	32,944	0	32,944	—
Other	—	814	814	4,306
Total Assets	236,137	39,890	276,027	72,197
Liabilities	(23,698)	(8,324)	(32,022)	(11,589)
Deferred tax liabilities	(39,372)	(3,779)	(43,151)	(8,903)
Net assets acquired	173,067	27,787	200,854	51,705

Consideration paid (Cash, Notes and/or stock)	318,004	50,946	368,950	90,516
Contingent earn-out liability (Cash and stock)	—	1,004	1,004	3,112
Total Consideration	318,004	51,950	369,954	93,628
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$144,937	24,163	169,100	$41,923

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from these acquisitions. See Note 9, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.
The consolidated financial statements of the Company for fiscal years 2019, 2018 and 2017 include the results of operations from the businesses acquired from their respective dates of acquisition during each of the respective periods as follows:

	2019	2018	2017
Gross revenues	$42,127	$33,468	$59,048
Income before income taxes	$3,170	$6,677	$10,755

General and administrative expense for fiscal years 2019, 2018 and 2017 included $1,492, $1,267 and $1,398, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.
The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for fiscal years 2019, 2018 and 2017 as if the acquisitions of QSI, The Sextant Group, Page One, Alta, WHPacific, and GeoDesign had occurred as of January 1, 2018 and as if the acquisition of CHI and CALYX had occurred as of January 1, 2017. The pro forma information provided below is compiled from the financial statements of CHI, CALYX, The Sextant Group, Page One, Alta, WHPacific, GeoDesign, and QSI and includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. These unaudited pro forma results are

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been if the acquisitions and related financing transactions had occurred on the date assumed, nor are they indicative of future results of operations.

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Gross revenues	$677,109	$689,580	$430,805
Net income	$18,421	$22,633	$22,464
Basic earnings per share	$1.52	$2.05	$2.19
Diluted earnings per share	$1.47	$1.95	$2.07

Pro forma results for 2019 were adjusted to exclude acquisition-related costs incurred by NV5 Global and QSI. Adjustments were also made to adjust amortization of intangible assets to reflect fair value of identified assets acquired, to record the effects of extinguishing the debt of QSI and replacing it with the debt of NV5 Global, and to record the income tax effect of these adjustments. Adjustments were made to the 2018 pro forma results to adjust amortization of intangible assets to reflect fair value of identified assets acquired, to record the effect of extinguishing the debt of QSI and replacing it with the debt of NV5 Global, and to record the income tax effect of these adjustments.
All other acquisitions were not material to the Company’s consolidated financial statements both individually and in the aggregate.
Note 7 – Billed and Unbilled Receivables
Billed and Unbilled Receivables consists of the following:

	December 28, 2019	December 29, 2018
Billed receivables	$134,900	$101,482
Less: allowance for doubtful accounts	(3,860)	(3,158)
Billed receivables, net	$131,041	$98,324

Unbilled receivables	$80,639	$44,799
Less: allowance for doubtful accounts	(1,211)	(1,388)
Unbilled receivables, net	$79,428	$43,411

Activity in the allowance for doubtful accounts consisted of the following:

	December 28, 2019	December 29, 2018
Balance as of the beginning of the year	$4,546	$3,642
Provision for doubtful accounts	1,239	797
Write-offs of uncollectible accounts	(714)	(301)
Other (1)	—	408
Balance as of the end of the year	$5,071	$4,546

(1) Includes allowances from new business acquisitions.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Note 8 – Property and Equipment, net
Property and equipment, net consists of the following:

	December 28, 2019	December 29, 2018
Office furniture and equipment	$4,198	$2,328
Computer equipment	10,704	11,640
Survey and field equipment	24,165	5,526
Leasehold improvements	6,266	2,541
Total	45,333	22,035
Less: accumulated depreciation	(19,600)	(10,358)
Property and equipment, net	$25,733	$11,677

Depreciation expense for fiscal years 2019, 2018 and 2017 was $5,327, $4,331 and $2,818, respectively.
Note 9 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value by reportable segment for the fiscal years 2019 and 2018 were as follows:

	Fiscal Year 2019
	December 29, 2018	Acquisitions	Disposed/Adjustments	December 28, 2019
INF	$69,255	$162,814	$(814)	$231,255
BTS	71,675	6,286	—	77,961
Total	$140,930	$169,100	$(814)	$309,216

	Fiscal Year 2018
	December 30, 2017	Acquisitions	Disposed/Adjustments	December 29, 2018
INF	$28,675	$40,472	$108	$69,255
BTS	70,224	1,451	—	71,675
Total	$98,899	$41,923	$108	$140,930

Goodwill of $9,574 and $14,350 from acquisitions in 2019 and 2018, respectively, is expected to be deductible for income tax purposes. During 2019, the Company received $2,360 from the sellers of CHI as a working capital adjustment which was recorded as a reduction of goodwill and the purchase price paid for the acquisition of CHI. In addition, during 2019 there were fair value adjustments that increased goodwill by $1,546. During 2018, the Company revised its allocation of purchase price for 2017 acquisitions and increased goodwill by $108.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Intangible assets
Intangible assets, net, at December 28, 2019 and December 29, 2018 consist of the following:

	December 28, 2019			December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$176,088	$(29,198)	$146,890	$100,956	$(18,724)	$82,232
Trade name(2)	10,253	(8,593)	1,660	8,888	(6,469)	2,419
Customer backlog(1)	24,198	(12,435)	11,763	16,000	(6,730)	9,270
Favorable lease(3)	—	—	—	552	(197)	355
Non-compete(4)	9,369	(5,105)	4,264	8,554	(3,074)	5,480
Developed technology(5)	32,944	(106)	32,838	—	—	—
Total finite-lived intangible assets	252,851	(55,436)	197,415	134,950	(35,194)	99,756
Indefinite-lived intangible assets:
QSI trade name	58,546	—	58,546	$—	$—	$—
Total indefinite-lived intangible assets	58,546	—	58,546	$—	$—	$—
Total intangible assets	$311,397	$(55,436)	$255,961	$134,950	$(35,194)	$99,756

(1) Amortized on a straight-line basis over estimated lives (1 to 12 years)
(2) Amortized on a straight-line basis over their estimated lives (1 to 3 years)
(3) Amortized on a straight-line basis over the remaining lease term of 9 years
(4) Amortized on a straight-line basis over their contractual lives (4 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 7 years)
The following table summarizes the weighted average useful lives of definite-lived intangible assets acquired during 2019 and 2018:

	2019	2018
Customer relationships	10.0	10.0
Trade name	2.0	1.8
Customer backlog	3.0	1.8
Developed technology	7.0	—
Non-compete	4.0	4.1

Amortization expense for fiscal years 2019, 2018 and 2017 was $20,488, $13,052 and $10,310 respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

As of December 28, 2019, the future estimated aggregate amortization related to finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Amount
2020	$31,398
2021	26,901
2022	22,569
2023	21,450
2024	21,155
Thereafter	73,941
Total	$197,415

Note 10 – Accrued Liabilities
Accrued liabilities consist of the following:

	December 28, 2019	December 29, 2018
Current portion of lease liability	$13,108	$—
Accrued vacation	10,048	7,994
Payroll and related taxes	12,146	8,136
Benefits	4,637	1,598
Unrecognized tax benefits	887	548
Professional liability reserve	1,083	157
Deferred rent	—	779
Other	5,523	1,641
Total	$47,432	$20,853

Note 11 – Notes Payable and Other Obligations
Notes payable and other obligations consists of the following:

	December 28, 2019	December 29, 2018
Senior credit facility	320,457	$—
Uncollateralized promissory notes	36,217	40,001
Finance leases	2,707	2,092
Other obligations	2,884	4,893
Debt issuance costs, net of amortization	(4,078)	—
Total Notes Payable and Other Obligations	358,187	46,986
Current portion of notes payable and other obligations	(25,332)	(17,139)
Notes payable and other obligations, less current portion	332,854	$29,847

Senior Credit Facility
On December 20, 2019 (the "Closing Date"), the Company amended and restated its Credit Agreement (the "A&R Credit Agreement"), dated December 7, 2016, as amended on December 20, 2018, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of the Company's subsidiaries as guarantors. Pursuant to the A&R Credit Agreement, the lenders provided term commitments of

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

$150.0 million in the aggregate in a single draw on the Closing Date to fund the acquisition of QSI and various costs and expenses relating thereto and revolving commitments totaling $215.0 million in the aggregate. The revolving commitment is available through December 20, 2024 (the "Maturity Date"), at which time the term commitments and revolving commitments will be due and payable in full. An aggregate amount of $320.5 million was drawn under the A&R Credit Agreement on the closing date to fund the QSI acquisition and repay previously existing borrowings. The Senior Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. The A&R Credit Agreement also includes an accordion feature permitting the Company to request an increase in either the term facility or the revolver facility under the A&R Credit Agreement by an additional amount of up to $100.0 million in the aggregate.
Borrowings under the term facility amortize at the rate of 5.0% per annum for the first two years of the facility and thereafter at the rate of 7.5% per annum until the Maturity Date.
Borrowings under the A&R Credit Agreement bear interest at variable rates described below, which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our consolidated leverage ratio. The consolidated leverage ratio is the ratio of our pro forma consolidated funded indebtedness to our pro forma consolidated EBITDA for the most recently completed measurement period.
The A&R Credit Agreement contains covenants that may have the effect of limiting the ability of the Company and its subsidiaries to, among other things, merge with or acquire other entities, enter into a transaction resulting in a Change in Control, create certain new liens, incur certain additional indebtedness, engage in certain transactions with affiliates, or engage in new lines of business or sell a substantial part of their assets. The A&R Credit Agreement also contains financial covenants that requires us to maintain a consolidated fixed charge coverage ratio of no less than 1.20 to 1.00 as of the end of any measurement period. In addition, we are required to maintain a consolidated leverage ratio as described below:

Measurement Period Ending	Maximum Consolidated Leverage Ratio
Closing Date through June 30, 2020	4.25 to 1.00
July 1, 2020 through September 30, 2020	4.00 to 1.00
October 1, 2020 through December 31, 2020	3.75 to 1.00
January 1, 2021 and thereafter	3.50 to 1.00

As of December 28, 2019, we were in compliance with the financial covenants.
The A&R Credit Agreement also contains customary events of default, including (but not limited to) a default in the payment of principal or, following an applicable grace period, interest, breaches of the our covenants or warranties under the A&R Credit Agreement, payment default or acceleration of certain indebtedness of the Company or any subsidiary, certain events of bankruptcy, insolvency or liquidation involving the Company or any subsidiaries, certain judgments or uninsured losses, changes in control and certain liabilities related to ERISA based plans.
The A&R Credit Agreement limits the payment of cash dividends (together with certain other payments that would constitute a "Restricted Payment" within the meaning of the A&R Credit Agreement and generally including dividends, stock repurchases and certain other payments in respect to warrants, options, and other rights to acquire equity securities) to no more than $10,000 in any fiscal year, so long as no default shall exist at the time of or arise as a result from such payment.
Total debt issuance costs incurred and capitalized in connection with the issuance of the A&R Credit Agreement were $3,676. Total amortization of debt issuance costs was $131 during 2019.
Other Obligations
On July 1, 2019, the Company acquired GeoDesign. The purchase price allowed for the payment of $425 in shares of the Company's stock or a combination of cash and shares of the Company's stock, at our discretion, payable on the first and second anniversary of July 1, 2019. At December 28, 2019, the outstanding balance of this obligation was $382.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

On June 3, 2019, the Company acquired Page One. The purchase price allowed for the payment of $200 in shares of the Company's stock or a combination of cash and shares of the Company's stock, at our discretion, payable on the first anniversary of June 3, 2019. At December 28, 2019, the outstanding balance of this obligation was $181.
On December 31, 2018, the Company acquired certain assets of Celtic. The purchase price allowed for the payment of $200 in shares of the company's stock or a combination of cash and shares of the Company's stock, at our discretion, payable on the first anniversary of December 31, 2018. At December 28, 2019, the outstanding balance of this obligation was $181.
On November 2, 2018, the Company acquired CHI. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three equal annual installments. At December 28, 2019 and December 29, 2018, the outstanding balance of this obligation was $1,754.
On February 2, 2018, the Company acquired CSA. The purchase price allowed for the payment of $250 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. At December 28, 2019 and December 29, 2018, the outstanding balance of this obligation was $111 and $222, respectively.
On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. At December 28, 2019 and December 29, 2018, the outstanding balance of this obligation was $267 and $534, respectively.
On September 6, 2017, the Company acquired all of the outstanding equity interest in Marron. The purchase price allowed for the payment of $133 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of December 28, 2019. At December 29, 2018, the outstanding balance of this obligation was $55.
On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price allowed for the payment of $1,333 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of December 28, 2019. At December 29, 2018, the outstanding balance of this obligation was $504.
On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at our discretion, payable in three equal annual installments of $1,000. There was no outstanding balance on this obligation as of December 28, 2019. At December 29, 2018, the outstanding balance of this obligation was $936.
Uncollateralized Promissory Notes
On July 1, 2019, the Company acquired GeoDesign. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("GeoDesign Note") and payable in four equal annual installments. The outstanding balance of the GeoDesign Note was $2,000 as of December 28, 2019.
On June 3, 2019, the Company acquired Alta. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("Alta Note") and payable in four equal annual installments. The outstanding balance of the Alta Note was $2,000 as of December 28, 2019.
On June 3, 2019, the Company acquired Page One. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% ("Page One Note") and payable in three equal annual installments. The outstanding balance of the Page One Note was $1,000 as of December 28, 2019.
On March 22, 2019, the Company acquired The Sextant Group. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 4.0% ("The Sextant Group Note") and payable in four equal annual installments. The outstanding balance of The Sextant Group Note was $3,140 as of December 28, 2019.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

On December 31, 2018, the Company acquired certain assets of Celtic. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Celtic Note") payable in three equal annual installments. The outstanding balance of the Celtic Note was $300 as of December 28, 2019.
On November 2, 2018, the Company acquired CHI. The purchase price included an uncollateralized $15,000 promissory note bearing interest at 3.0% (the "CHI Note") payable in four equal annual installments. The outstanding balance of the CHI Note was $11,250 and $15,000 as of December 28, 2019 and December 29, 2018, respectively.
On August 24, 2018, the Company acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% payable in four equal annual installments of $1,000. The outstanding balance of the CALYX Note was $3,000 and $4,000 as of December 28, 2019 and December 29, 2018, respectively.
On February 2, 2018, the Company acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "CSA Note") payable in four equal annual installments of $150. The outstanding balance of the CSA Note was $450 and $600 as of December 28, 2019 and December 29, 2018, respectively.
On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the "Butsko Note") payable in four equal annual installments of $250. The outstanding balance of the Butsko Note was $750 and $1,000 as of December 28, 2019 and December 29, 2018, respectively.
On September 6, 2017, the Company acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Marron Note") payable in three equal annual installments of $100, The outstanding balance of the Marron Note was $100 and $200 as of December 28, 2019 and December 29, 2018, respectively.
On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the "RDK Note") payable in four equal annual installments of $1,375. The outstanding balance of the RDK Note was $2,750 and $4,125 as of December 28, 2019 and December 29, 2018, respectively.
On May 4, 2017, the Company acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "H&K Note") payable in four equal annual installments of $150. The outstanding balance of the H&K Note was $300 and $450 as of December 28, 2019 and December 29, 2018, respectively.
On May 1, 2017, the Company acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the "Lochrane Note") payable in four equal annual installments of $413. The outstanding balance of the Lochrane Note was $825 and $1,238 as of December 28, 2019 and December 29, 2018, respectively.
On December 6, 2016, the Company acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the "CivilSource Note") payable in four equal annual installments of $875. The outstanding balance of the CivilSource Note was $1,502 and $2,625 as of December 28, 2019 and December 29, 2018, respectively.
On November 30, 2016, the Company acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the "Hanna Note") payable in four equal annual installments of $675. The outstanding balance of the Hanna Note was $675 and $1,350 as of December 28, 2019 and December 29, 2018, respectively.
On October 26, 2016, the Company acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the "JBA Note") payable in five equal annual installments of $1,400. The outstanding balance of the JBA Note was $4,163 and $4,200 as of December 28, 2019 and December 29, 2018, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

On September 12, 2016, the Company acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the "Weir Note") payable in four equal annual installments of $125. The outstanding balance of the Weir Note was $125 and $250 as of December 28, 2019 and December 29, 2018, respectively.
On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the "Dade Moeller Notes") payable in four equal annual installments of $1,500. The outstanding balance of the Dade Moeller Notes was $1,497 and $3,036 as of December 28, 2019 and December 29, 2018, respectively.
On July 1, 2015, the Company acquired all of the outstanding equity interests of RBA. The purchase price included an uncollateralized $4,000 promissory notes bearing interest at 3.0% (the "RBA Note") payable in four equal annual installments. There was no outstanding balance on the RBA Note as of December 28, 2019. The outstanding balance of the RBA Note was $1,000 as of December 29, 2018.
On January 30, 2015, the Company acquired all of the outstanding equity interests of JLA. The purchase price included an uncollateralized $1,250 promissory note bearing interest at 3.5% (the "JLA Note") payable in four equal annual installments of $313. There was no outstanding balance on the JLA Note as of December 28, 2019. As of December 29, 2018, the outstanding balance of the JLA Note was $313.
Future contractual maturities of long-term debt as of December 28, 2019 are as follows:

Fiscal Year	Amount
2020	$26,039
2021	20,144
2022	19,400
2023	13,578
2024	283,104
Total	$362,265

As of December 28, 2019 and December 29, 2018, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs.
Note 12 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	December 28, 2019	December 29, 2018
Contingent consideration, beginning of the year	$4,698	$1,890
Additions for acquisitions	1,316	3,112
Reduction of liability for payments made	(1,938)	(728)
Decrease (increase) of liability related to re-measurement of fair value	(74)	424
Total contingent consideration, end of the period	4,002	4,698
Current portion of contingent consideration	1,954	1,845
Contingent consideration, less current portion	$2,048	$2,853

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Note 13 – Leases
The Company primarily leases property under operating leases and has five equipment operating leases for aircrafts. Our property operating leases consist of various office facilities, which we lease from unrelated parties. We use a portfolio approach to account for such leases due to the similarities in characteristics and apply an incremental borrowing rate based on estimates of rates the Company would pay for senior collateralized loans over a similar term. Our office leases with an initial term of 12 months or less are not recorded on the balance sheet. We account for lease components (e.g. fixed payments including rent, real estate taxes and common area maintenance costs) as a single lease component. Some of our leases include one or more options to renew the lease term at our sole discretion; however, these are not included in the calculation of our lease liability or ROU lease asset because they are not reasonably certain of exercise.
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

Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Leases	Classification	December 28, 2019
Assets
Operating lease assets	Right-of-use lease asset, net (1)	$46,313
Finance lease assets	Property and equipment, net (1)	2,371
Total leased assets		$48,685

Liabilities
Current
Operating	Accrued liabilities	$(13,108)
Finance	Current portion of notes payable and other obligations	(1,022)
Noncurrent
Operating	Long-term lease liability	(34,573)
Finance	Notes payable and other obligations, less current portion	(1,685)
Total lease liabilities		$(50,388)

(1)At December 28, 2019, operating right of-use lease assets and finance lease assets are recorded net of accumulated amortization of $9,657 and $1,592, respectively.

Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Weighted - Average Remaining Lease Term (Years)	December 28, 2019
Operating leases	5.0
Finance leases	2.8

Weighted - Average Discount Rate
Operating leases	4%
Finance leases	7%

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Supplemental cash flow information related to the Company's operating and finance lease liabilities is as follows:

Fiscal Year Ended
December 28, 2019
Operating cash flows from operating leases	$10,988
Financing cash flows from finance leases	$796
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$20,731

The following table summarizes the components of lease cost recognized in the consolidated statements of net income and comprehensive income:

		Fiscal Year Ended
Lease Cost	Classification	December 28, 2019
Operating lease cost	Facilities and facilities related	$11,538
Finance lease cost
Amortization of right of use assets	Depreciation and amortization	1,245
Interest on lease liabilities	Interest expense	98
Total lease cost		12,881

As of December 28, 2019, maturities of the Company's lease liabilities under its long-term operating leases and finance leases for the next five fiscal years and thereafter are as follows:

Fiscal Year	Operating Leases	Finance Leases
2020	$14,620	$990
2021	12,492	875
2022	8,693	708
2023	6,205	438
2024	3,890	199
Thereafter	6,776	11
Total lease payments	52,676	3,221
Less: Interest	(4,995)	(514)
Present value of lease liabilities	$47,681	$2,707

As of December 29, 2018, future minimum payments by fiscal year for the Company's non-cancelable operating leases was as follows:

Fiscal Year	Amount
2019	$9,506
2020	8,054
2021	7,224
2022	5,364
2023	4,504
Thereafter	7,704
Total minimum lease payments	$42,356

Note 14 – Commitments and Contingencies

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
Note 15 – Stock-Based Compensation
In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of December 28, 2019, 1,237,029 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.
The following summarizes the activity of restricted stock awards during fiscal years 2019, 2018 and 2017:

	Share Units	Weighted Average Grant Date Fair Value
Unvested shares as of December 31, 2016	502,773	$19.35
Granted	199,419	$38.72
Vested	(93,805)	$9.61
Forfeited	(25,336)	$28.79
Unvested shares as of December 30, 2017	583,051	$27.13
Granted	187,087	$65.15
Vested	(127,870)	$19.98
Forfeited	(15,357)	$32.14
Unvested shares as of December 29, 2018	626,911	$39.81
Granted	275,220	$70.90
Vested	(207,039)	$20.41
Forfeited	(42,415)	$53.24
Unvested shares as of December 28, 2019	652,677	$58.20

Share-based compensation expense relating to restricted stock awards during fiscal years ended 2019, 2018 and 2017 was $10,430, $6,697 and $4,011, respectively. Approximately $21,264 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 2 years, is unrecognized as of December 28, 2019. The total fair value of restricted shares vested during fiscal years 2019, 2018 and 2017 was $14,680, $7,422 and $3,626, respectively.
Note 16 – Employee Benefit Plan
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

The Company contributed $1,323, $676 and $1,940, respectively, to the 401(k) Plan for fiscal years 2019, 2018 and 2017, respectively.

Note 17 – Income Taxes
Income tax expense for years 2019, 2018 and 2017 consisted of the following:

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Current:
Federal	$8,059	$7,261	$9,341
State	3,800	2,911	2,265
Foreign	(49)	276	263
Total current income tax expense	11,810	10,448	11,869

Deferred:
Federal	(5,160)	(2,924)	(10,439)
State	(1,474)	(661)	(803)
Total deferred income tax (benefit)	(6,634)	(3,585)	(11,242)
		.
Total income tax expense	$5,176	$6,863	$627

Temporary differences comprising the net deferred income tax liability shown in the Company’s consolidated balance sheets were as follows:

	December 28, 2019	December 29, 2018
Deferred tax asset:
Lease liabilities	$17,651	$—
Tax carryforwards	7,767	—
Accrued compensation	6,682	4,348
Allowance for doubtful accounts	1,789	1,044
Deferred rent	—	201
Other	327	78
Total deferred tax asset	$34,216	$5,671

Deferred tax liability:
Acquired intangibles	$(60,045)	$(17,248)
Right-of-use assets	(17,189)	—
Depreciation and amortization	(6,289)	(2,444)
Cash to accrual adjustment	(2,569)	(1,962)
Other	(1,465)	(241)
Total deferred tax liability	(87,557)	(21,895)

Net deferred tax liability	$(53,341)	$(16,224)

As of December 28, 2019 and December 29, 2018, the Company had net non-current deferred tax liabilities of $53,341 and $16,224, respectively. No valuation allowance against the Company’s deferred income tax assets is needed as of December 28, 2019 and December 29, 2018 as it is more-likely-than-not that the positions will be realized upon settlement.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes. During 2019 and 2018, the Company recorded a deferred tax liability of $43,151 and $8,903, respectively, in conjunction with the purchase price allocation of the intangible assets associated with acquisitions.
Total income tax expense was different than the amount computed by applying the Federal statutory rate as follows:

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Tax at federal statutory rate	$6,076	$7,081	$8,622
Stock based compensation	(2,808)	(1,014)	(1,016)
State taxes, net of Federal benefit	1,990	1,424	714
Federal and state tax credits	(1,247)	(923)	(250)
Changes in unrecognized tax position	425	111	506
Domestic production activities deduction	—	—	(936)
Transition tax	—	110	357
Effect of change in income tax rate	—	31	(6,249)
Other	740	43	(1,121)
Total income tax expense	$5,176	$6,863	$627

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
As a result of the 2017 Tax Reform, during the fourth quarter of 2017, the Company recorded a decrease of $6,249 to its deferred tax assets and liabilities, with a corresponding adjustment to deferred income tax expense. In addition, during the fourth quarter of 2017, the Company recorded a provisional liability of $357 with a corresponding adjustment to income tax expense related to the one-time transition tax on undistributed foreign earnings. The provisional adjustment related to the 2017 Tax Reform was determined using reasonable estimates. During the fiscal year ended December 29, 2018, the Company recognized a $110 adjustment to the provisional amount recorded as of December 30, 2017.
The Company’s consolidated effective income tax rate was 17.8%, 20.4% and 2.5% for fiscal years 2019, 2018 and 2017, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate was primarily due to excess tax benefits from share-based payments and federal credits, offset by other permanent items. Also contributing to the lower effective tax rate for fiscal year 2017 was the re-measurement of the Company's deferred tax assets and liabilities as a result of the change in the U.S. corporate income tax rate and the Federal domestic production activities deduction.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. The California Franchise Tax Board (“CFTB”) challenged research and development tax credits generated for the years 2012 to 2014. During the fourth quarter of 2017, the Company settled with the CFTB and paid $839 for research and development tax credits for the years 2005 through 2011. Fiscal years 2012 through 2019 are considered open tax years in the State of California and 2016 through 2019 in the U.S. federal jurisdiction and other state and foreign jurisdictions. The Company’s 2014 U.S. federal income tax return was reviewed by the Internal Revenue Service and closed with no change during the second quarter of 2018.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

As of December 28, 2019 and December 29, 2018, the Company had $887 and $548, respectively, of gross unrecognized tax benefits, which if recognized, $769 and $548 would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 28, 2019	December 29, 2018	December 30, 2017
Balance, beginning of period	$548	$437	$770
Additions based on tax positions related to the current year	124	45	49
Additions for tax positions of prior years	338	66	525
Lapse of statute of limitations	(123)		—
Reductions for positions of prior years	—	—	(68)
Settlement	—	—	(839)
Balance, end of period	$887	$548	$437

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to unrecognized tax benefits in the Consolidated Balance Sheet were $204 as of December 28, 2019. An immaterial amount of interest and penalties were recognized in the provision for income taxes during the years ended December 29, 2018 and December 30, 2017.
Note 18 – Reportable Segments
The Company’s Chief Executive Officer is the chief operating decision maker and organized the Company into two operating and reportable segments as follows:

•	Infrastructure (INF) includes our engineering, civil program management, construction quality assurance, testing, and inspection, and geospatial solutions.

•	Building, Technology & Sciences (BTS), which includes our energy, environmental and building program management practices.
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
On December 20, 2019, the Company acquired Geospatial Holdings, Inc. and its subsidiaries, including Quantum Spatial, Inc. (collectively "QSI"), a full-service geospatial solutions provider. QSI's financial results for the period subsequent to the acquisition are consolidated and reported under the Company's INF reportable segment. In the future, the Company may re-evaluate the structure of its internal organization as a result of the QSI acquisition.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

The following tables set forth summarized financial information concerning our reportable segments:

	Years Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Gross revenues
INF	$334,458	$257,353	$185,238
BTS	178,419	164,739	152,304
Elimination of inter- segment revenues	(3,939)	(4,011)	(4,508)
Total gross revenues	$508,938	$418,081	$333,034

Segment income before taxes
INF	$54,583	$43,832	$32,245
BTS	28,138	26,656	21,018
Total Segment income before taxes	82,721	70,488	53,263
Corporate(1)	(53,789)	(36,769)	(28,630)
Total income before taxes	$28,932	$33,719	$24,633
(1) Includes amortization of intangibles of $20,488, $13,052 and $10,310 for the fiscal years ended 2019, 2018 and 2017, respectively.

	December 28, 2019	December 29, 2018
Assets
INF	$776,835	$228,979
BTS	23,976	155,112
Corporate(1)	92,326	55,330
Total assets	$893,137	$439,421
(1) Corporate assets consist of intercompany eliminations and assets not allocated to segments including cash and cash equivalents and certain other assets.
Substantially all of the Company's assets are located in the United States.
Upon adoption of Topic 606, the Company disaggregates its gross revenues from contracts with customers by geographic location, customer-type and contract-type for each of its reportable segments. Disaggregated revenues include the elimination of inter-segment revenues which has been allocated to each segment. The Company believes this best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors. No sales to an individual customer or country other than the United States accounted for more than 10% of gross revenue for fiscal years 2019, 2018, or 2017. Gross revenue, classified by the major geographic areas in which our customers were located, were as follows:

	Fiscal Year Ended
	December 28, 2019			December 29, 2018
	INF	BTS	Total	INF	BTS	Total
United States	$331,161	$171,246	$502,407	$254,723	$150,696	$405,419
Foreign	—	6,531	6,531	—	12,662	12,662
Total gross revenues	$331,161	$177,777	$508,938	$254,723	$163,358	$418,081

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Gross revenue by customer were as follows:

	Fiscal Year Ended
	December 28, 2019			December 29, 2018
	INF	BTS	Total	INF	BTS	Total
Public and quasi-public sector	$271,935	$66,544	$338,479	$233,395	$45,393	$278,788
Private sector	59,226	111,233	170,459	21,328	117,965	139,293
Total gross revenues	$331,161	$177,777	$508,938	$254,723	$163,358	$418,081

Gross revenues by contract type were as follows:

	Fiscal Year Ended
	December 28, 2019			December 29, 2018
	INF	BTS	Total	INF	BTS	Total
Cost-reimbursable contracts	$318,112	$139,406	$457,518	$254,365	$128,738	$383,103
Fixed-unit price contracts	13,049	38,371	51,420	358	34,620	34,978
Total gross revenues	$331,161	$177,777	$508,938	$254,723	$163,358	$418,081

Note 19 – Quarterly Financial Information (Unaudited)
Management believes the following unaudited quarterly financial information for fiscal years 2019 and 2018, which is derived from the Company’s unaudited interim financial statements, reflects all adjustments necessary for a fair statement of the results of operations. The fluctuations between periods is a result of acquisitions made during 2019 and 2018 (See Note 5, Business Acquisitions, for further information on the Company's acquisitions).

	Quarter Ended
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 28, 2019
Gross revenues	$117,335	$127,974	$131,032	$132,598
Gross profit	$55,430	$61,440	$63,496	$65,017
Income from operations	$7,411	$9,597	$7,825	$6,374
Income before income tax expense	$7,060	$9,140	$7,403	$5,329
Net income and comprehensive income	$5,543	$8,794	$5,843	$3,575
Basic earnings per share	$0.46	$0.73	$0.48	$0.29
Diluted earnings per share	$0.44	$0.70	$0.46	$0.28

	Quarter Ended
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 29, 2018
Gross revenues	$94,534	$104,018	$104,185	$115,344
Gross profit	$46,631	$50,702	$49,974	$54,097
Income from operations	$6,301	$9,350	$9,974	$10,060
Income before income tax expense	$5,690	$8,700	$9,523	$9,806
Net income and comprehensive income	$4,292	$7,620	$7,285	$7,659
Basic earnings per share	$0.42	$0.73	$0.65	$0.64
Diluted earnings per share	$0.39	$0.69	$0.62	$0.62

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Controls and Procedures
As of December 28, 2019, the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2019, the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (2) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 28, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control—Integrated Framework.
As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired companies’ controls by year-end, management has excluded Geospatial Holdings, Inc., GHD Services, Inc., GeoDesign, Inc., Alta Environmental, L.P., Page One Consultants, and The Sextant Group, Inc. from its evaluation of disclosure controls and procedures and control over financial reporting and changes therein from the date of such acquisition through December 28, 2019. These acquired businesses combined constitute 9% of the total assets of the Company as of December 28, 2019, and 6% of the Company’s gross revenues for the fiscal year ended December 28, 2019.
Our management has concluded that, as of December 28, 2019, our internal control over financial reporting was effective based on these criteria. The effectiveness of the Company's internal control over financial reporting as of December 28, 2019 has been audited by Deloitte & Touche LLP, the Company's independent registered certified public accounting firm. Their report, which is set forth in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K, expresses an unqualified opinion of the effectiveness of the Company's internal control over financial reporting as of December 28, 2019.
Changes in Internal Control
There were no changes to the Company's internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except for the controls related to 2019 acquisitions and the changes in connection with the Company's remediation plan described below.

Remediation of Prior Year’s Material Weaknesses in Internal Control
As disclosed under Part II, Item 9A, Controls and Procedures, in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018, the Company identified a material weakness in internal control related to revenues during the process of finalizing the financial statements for 2018. The material weakness related solely to internal control deficiencies over the initial set up of project contracts in the Company’s project management system and adequate documentation to support the analysis of certain percentage of completion projects. This material weakness was addressed by a series of actions detailed in prior filings, including making system enhancements to its project management system and enhancing its processes for analyzing trends in margins in order to strengthen controls for the proper recognition of revenue. During the fourth quarter of 2019, the Company completed its testing of the operating effectiveness of these implemented control enhancements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NV5 Global, Inc.
Hollywood, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NV5 Global, Inc. and subsidiaries (the “Company”) as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2019, of the Company and our report dated February 26, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Geospatial Holdings, Inc., GHD Services, Inc., GeoDesign, Inc., Alta Environmental, L.P., Page One Consultants, and The Sextant Group, Inc., which were acquired in 2019 and whose financial statements constitute 9% of total assets and 6% of gross revenues of the consolidated financial statement amounts as of and for the year ended December 28, 2019. Accordingly, our audit did not include the internal control over financial reporting at Geospatial Holdings, Inc., GHD Services, Inc., GeoDesign, Inc., Alta Environmental, L.P., Page One Consultants, and The Sextant Group, Inc.

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

/s/ Deloitte & Touche LLP

Miami, Florida
February 26, 2020

ITEM 9B.	OTHER INFORMATION
None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2019 year end.

ITEM 11.	EXECUTIVE COMPENSATION.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2019 year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2019 year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2019 year end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2019 year end.

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

4.3*	Description of Securities
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
10.5
Second Amended and Restated Employment Agreement dated November 7, 2018 by and between the Company and Mr. Dickerson Wright (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2018).

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

Number	Description
10.10
Second Amendment to Employment Agreement, dated as of August 11, 2015, between NV5, Inc. and Alexander Hockman. † (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

10.11
Second Amendment to Employment Agreement, dated as of August 11, 2015, between NV5, Inc. and Richard Tong. † (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

10.12
Second Amendment to Employment Agreement, dated as of August 11, 2015 between NV5, Inc. and Mary Jo O'Brien. † (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

10.13	NV5 Global, Inc. Employee Stock Purchase Plan† (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2016)
10.14
Employment Agreement dated as of June 6, 2019 between NV5, Inc. and Edward Codispoti † (Incorporated by reference in Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 10, 2019)

10.15
Amended and Restated Credit Agreement, dated as of December 20, 2019 by and among NV5 Global, Inc., as borrower, the subsidiaries of NV5 Global, Inc. named therein, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 23, 2019)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates a management contract or compensatory plan, contract or arrangement.
*	Filed herewith.
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

_________________________________________________

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NV5 GLOBAL, INC.

Date:	February 26, 2020		/s/ Dickerson Wright
		Name:	Dickerson Wright
		Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dickerson Wright	Chairman and Chief Executive Officer	February 26, 2020
Dickerson Wright	(Principal Executive Officer)

/s/ Edward H. Codispoti	Chief Financial Officer	February 26, 2020
Edward H. Codispoti	(Principal Financial and Accounting Officer)

/s/ Alexander A. Hockman	Chief Operating Officer, President and Director	February 26, 2020
Alexander A. Hockman

/s/ MaryJo O'Brien	Executive Vice President and Director	February 26, 2020
MaryJo O’Brien

/s/ Gerald J. Salontai	Director	February 26, 2020
Gerald J. Salontai

/s/ Laurie Conner	Director	February 26, 2020
Laurie Conner

/s/ William D. Pruitt	Director	February 26, 2020
William D. Pruitt

/s/ Francois Tardan	Director	February 26, 2020
Francois Tardan