Form 10-Q
period 2020-03-28
NV5 Global, Inc.
filed 2020-05-07
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of May 4, 2020, there were 12,874,424 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	March 28, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$38,326	$31,825
Billed receivables, net	125,192	131,041
Unbilled receivables, net	86,713	79,428
Prepaid expenses and other current assets	8,220	8,906
Total current assets	258,451	251,200
Property and equipment, net	27,759	25,733
Right-of-use lease assets, net	43,950	46,313
Intangible assets, net	247,614	255,961
Goodwill	310,206	309,216
Other assets	3,438	4,714
Total assets	$891,418	$893,137

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,176	$36,116
Accrued liabilities	41,087	47,432
Income taxes payable	1,365	—
Billings in excess of costs and estimated earnings on uncompleted contracts	4,507	3,303
Client deposits	229	221
Current portion of contingent consideration	1,079	1,954
Current portion of notes payable and other obligations	24,946	25,332
Total current liabilities	109,389	114,358
Contingent consideration, less current portion	1,995	2,048
Long-term lease liabilities	32,624	34,573
Notes payable and other obligations, less current portion	331,317	332,854
Deferred income tax liabilities, net	51,727	53,341
Total liabilities	527,052	537,174

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 12,874,424 and 12,852,357 shares issued and outstanding as of March 28, 2020 and December 28, 2019, respectively	129	129
Additional paid-in capital	255,402	251,187
Retained earnings	108,835	104,647
Total stockholders’ equity	364,366	355,963
Total liabilities and stockholders’ equity	$891,418	$893,137
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	March 28, 2020	March 30, 2019
Gross revenues	$165,480	$117,335

Direct costs (excluding depreciation and amortization):
Salaries and wages	45,034	35,257
Sub-consultant services	27,427	16,952
Other direct costs	8,487	9,696
Total direct costs	80,948	61,905

Gross Profit	84,532	55,430

Operating Expenses:
Salaries and wages, payroll taxes and benefits	45,556	29,238
General and administrative	13,157	8,862
Facilities and facilities related	5,397	3,806
Depreciation and amortization	11,040	6,113
Total operating expenses	75,150	48,019

Income from operations	9,382	7,411

Interest expense	(3,788)	(351)

Income before income tax expense	5,594	7,060
Income tax expense	(1,406)	(1,517)
Net Income and Comprehensive Income	$4,188	$5,543

Earnings per share:
Basic	$0.34	$0.46
Diluted	$0.33	$0.44

Weighted average common shares outstanding:
Basic	12,233,477	11,960,944
Diluted	12,593,788	12,463,007
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 29, 2018	12,550,711	$126	$236,525	$80,891	$317,542
Stock compensation	—	—	1,798	—	1,798
Restricted stock issuance, net	(6,750)	(0.1)	0.1	—	—
Stock issuance for acquisitions	9,969	0.1	563	—	563
Payment of contingent consideration with common stock	11,185	0.1	725	—	725
Net income	—	—	—	5,543	5,543
Balance, March 30, 2019	12,565,115	$126	$239,611	$86,434	$326,171

	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 28, 2019	12,852,357	$129	$251,187	$104,647	$355,963
Stock compensation	—	—	3,379	—	3,379
Restricted stock issuance, net	4,417	—	—	—	—
Stock issuance for acquisitions	12,406	—	558	—	558
Payment of contingent consideration with common stock	5,244	—	278	—	278
Net income	—	—	—	4,188	4,188
Balance, March 28, 2020	12,874,424	$129	$255,402	$108,835	$364,366
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash Flows From Operating Activities:
Net income	$4,188	$5,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,040	6,113
Non-cash lease expense	1,704	2,009
Provision for doubtful accounts	215	206
Stock based compensation	3,379	1,798
Change in fair value of contingent consideration	—	49
(Gain) loss on disposals of property and equipment	(339)	1
Deferred income taxes	(1,614)	(463)
Amortization of debt issuance costs	220	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	6,053	8,995
Unbilled receivables	(7,764)	3,350
Prepaid expenses and other assets	1,962	(1,331)
Accounts payable	44	(3,240)
Accrued liabilities	(8,061)	(4,930)
Income taxes payable	1,365	1,521
Billings in excess of costs and estimated earnings on uncompleted contracts	1,204	(3,370)
Deposits	7	62
Net cash provided by operating activities	13,603	16,313

Cash Flows From Investing Activities:
Cash paid for acquisitions (net of cash received from acquisitions)	—	(8,000)
Proceeds from sale of assets	425	—
Purchase of property and equipment	(4,525)	(690)
Net cash used in investing activities	(4,100)	(8,690)

Cash Flows From Financing Activities:
Payments on notes payable	(2,116)	(1,848)
Payments of contingent consideration	(650)	(700)
Payments of debt issuance costs	(236)	—
Net cash used in financing activities	(3,002)	(2,548)

Net increase in Cash and Cash Equivalents	6,501	5,075
Cash and cash equivalents – beginning of period	31,825	40,739
Cash and cash equivalents – end of period	$38,326	$45,814
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Non-cash investing and financing activities:
Notes payable and other obligations issued for acquisitions	$—	$4,500
Stock issuance for acquisitions	$558	$563
Finance leases	$408	$—
Payment of contingent consideration and other obligations with common stock	$278	$725
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 1 - Organization and Nature of Business Operations
Business
NV5 Global, Inc. and its subsidiaries (collectively, the “Company,” “NV5 Global”) is a provider of professional and technical engineering and consulting solutions to public and private sector clients in the infrastructure, utility services, construction, real estate, and environmental markets, operating nationwide and abroad. The Company’s clients include the U.S. federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to:

●	Infrastructure, engineering and support	●	Management oversight
●	Construction quality assurance, testing and inspection	●	Permitting
●	Program management	●	Inspection and field supervision
●	Utility services	●	Testing inspection and certification
●	Environmental	●	Forensic engineering
●	Planning	●	Litigation support
●	Design	●	Condition assessment
●	Consulting	●	Compliance certification
●	Geospatial solutions

Impact of COVID-19 on Our Business
The COVID-19 pandemic has significantly impacted global stock markets and economies and has adversely affected the market price of our common stock. We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our customers and employees. While COVID-19 did not have a material adverse effect on our reported results for our first quarter, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. We intend to continue to monitor the impact of COVID-19 pandemic on our business closely.

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
In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019 (the “2019 Form 10-K”). The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for any future interim period or for the full 2020 fiscal year.
Performance Obligations
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
As of March 28, 2020, the Company had $610,368 of remaining performance obligations, of which $498,457 is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in performance obligations. Most of our government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts we may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. Revenue recognized that was included in the contract liability balance at the beginning of the fiscal year was $2,767 for the three months ended March 28, 2020.
There have been no material changes, other than those related to the adopted new accounting standards below, in the Company's significant accounting policies described in the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 2019.
Recently Adopted Accounting Pronouncements

Goodwill and Intangible Assets
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). This ASU eliminates Step 2 of the goodwill impairment test and simplifies how the amount of an impairment loss is determined. The update is effective for public companies in the beginning of fiscal year 2020 and shall be applied on a prospective basis. The Company adopted this ASU at the beginning of fiscal year 2020. The Company has determined there were no changes to its financial statements as a result of the adoption.

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

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then the Company may apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company determines fair value through multiple valuation techniques, and weights the results accordingly. NV5 Global is required to make certain

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. The Company has elected to perform its annual goodwill impairment review on August 1 of each year. The Company conducts its annual impairment tests on the goodwill using the quantitative method of evaluating goodwill.
Identifiable intangible assets primarily include customer backlog, customer relationships, finite and indefinite-lived trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events or changes in circumstances that would indicate intangible assets were impaired during the three months ended March 28, 2020.

On August 1, 2019, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2019. Furthermore, there were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2019 through March 28, 2020.

See Note 7, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.
Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"). This ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which could result in earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model requires the Company to use a forward-looking expected credit loss impairment methodology for the recognition of credit losses for financial instruments at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard also applies to receivables arising from revenue transactions such as contract assets and accounts receivable and is effective for fiscal years beginning after December 15, 2019. The Company adopted this ASU at the beginning of fiscal year 2020. The standard was applied prospectively and did not materially impact the consolidated financial statements.
Note 3 – Earnings per Share
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
The weighted average number of shares outstanding in calculating basic earnings per share for the three months ended March 28, 2020 and March 30, 2019 exclude 637,186 and 594,326 non-vested restricted shares, respectively. During the three months ended March 28, 2020, there were 164,221 weighted average securities which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive. There were no potentially anti-dilutive securities during the three months ended March 30, 2019.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 28, 2020	March 30, 2019
Numerator:
Net income – basic and diluted	$4,188	$5,543

Denominator:
Basic weighted average shares outstanding	12,233,477	11,960,944
Effect of dilutive non-vested restricted shares and units	297,999	407,724
Effect of issuable shares related to acquisitions	62,312	94,339
Diluted weighted average shares outstanding	12,593,788	12,463,007

Note 4 – Business Acquisitions
2019 Acquisitions
On December 20, 2019 (the "Closing Date"), the Company acquired all of the outstanding equity interests in Geospatial Holdings, Inc. and its subsidiaries, including Quantum Spatial, Inc. (collectively "QSI"), a full-service geospatial solutions provider serving the North American market. QSI provides data solutions to public and private sector clients that need geospatial intelligence to mitigate risk, plan for growth, better manage resources, and advance scientific understanding. NV5 Global acquired QSI in an all-cash transaction for $318,428, which includes estimated excess working capital of $8,781 and estimated closing date cash of approximately $6,677. The purchase price and other related costs associated with the transaction were financed through the Company's amended and restated credit agreement (the "A&R Credit Agreement") with Bank of America, N.A. and the other lenders party thereto. Pursuant to the A&R Credit Agreement, the lenders provided term commitments of $150,000 in the aggregate in a single draw on the Closing Date and revolving commitments totaling $215,000. See Note 9, Notes Payable and Other Obligations, for further detail on the A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets required and liabilities assumed for QSI, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The final determination of the fair value of certain assets and liabilities will be completed within the one-year measurement period as required by ASC Topic 805, Business Combinations ("ASC 805"). The QSI acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.
On November 8, 2019, the Company acquired from GHD Services, Inc. ("GHD") its assets related to the business for forensics and insurance. The GHD forensics and insurance business provides engineering and environmental claim services for insurance companies, law firms, and litigation support. The Company acquired GHD for a cash purchase price up to $8,300. In order to determine the fair values of tangible and intangible assets required and liabilities assumed for GHD, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The final determination of the fair value of certain assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The GHD acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date, including accounts receivable.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

On July 1, 2019, the Company acquired all of the outstanding equity interests in GeoDesign, Inc. ("GeoDesign"), a geotechnical, environmental, geological, mining and pavement engineering company serving Washington, Oregon, and California. The aggregate purchase price was $11,245, including $8,247 of cash, $2,000 in promissory note (bearing interest at 4.0%), payable in four equal installments of $500 due on the first, second, third, and fourth anniversaries of July 1, 2019, and $375 of the Company's common stock (4,731 shares) issued at the closing date. The purchase price also includes $425 of the Company's common stock payable on the first and second anniversaries of July 1, 2019. Further, the purchase price includes a $1,500 earn-out of cash, which was recorded at the estimated fair value of $198. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for GeoDesign, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values.
On June 3, 2019, the Company acquired all of the outstanding equity interests in Alta Environmental, L.P. ("Alta"), a consulting firm specializing in air quality, environmental building sciences, water resources, site assessment and remediation as well as environmental health and safety compliance services. The aggregate purchase price was $6,323, including $4,000 of cash and $2,000 in promissory note (bearing interest at 4.0%), payable in 4 equal installments of $500 due on the first, second, third, and fourth anniversaries of June 3, 2019. Further, the purchase price includes a $500 earn-out of cash, which was recorded at an estimated fair value of $323. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Alta, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values.
On June 3, 2019, the Company acquired all of the outstanding equity interests in Page One Consultants ("Page One"), a program management and construction quality assurance firm based in Orlando, Florida. The aggregate purchase price was $3,995, including $2,293 of cash, $1,000 in promissory note (bearing interest at 3.0%), payable in three equal installments of $333 due on the first, second, and third anniversaries of June 3, 2019, and $200 of the Company's common stock (2,647 shares) issued at the closing date. The purchase price also includes $200 of the Company's common stock payable on the first anniversary date of June 3, 2019. Further, the purchase price includes a $500 earn-out of cash and stock, which was recorded at an estimated fair value of $302. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Page One, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values.
On March 22, 2019, the Company acquired all of the outstanding equity interests in the Sextant Group, Inc. ("The Sextant Group"), a national leading provider of audiovisual, information and communications technology, acoustics consulting, and design services headquartered in Pittsburgh, PA. The Sextant Group provides services throughout the U.S. and is well-known for creating integrated technology solutions for a wide range of public and private sector clients. The aggregate purchase price was $10,501, including $6,501 of cash and $4,000 in promissory note (bearing interest at 4.0%), payable in 4 equal installments of $1,000 due on the first, second, third, and fourth anniversaries of March 22, 2019. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for The Sextant Group, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values.
On December 31, 2018, the Company acquired certain assets of Celtic Energy, Inc. ("Celtic"), a nationally recognized energy efficiency consulting firm that specialized in energy efficiency project management and oversight. The aggregate purchase price was $1,881, including $1,000 in cash, $300 in promissory note (bearing interest at 3.0%), payable in three equal installments of $100 on the first, second, and third anniversaries of December 31, 2018, and $200 of the Company's common stock (3,227 shares) issued at the closing date. The purchase price also includes $200 of the Company's common stock payable on the first anniversary December 31, 2018. Further, the purchase price includes a $200 earn-out of cash, which was recorded at an estimated fair value of $181. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Celtic, the Company performed a purchase price allocation.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during 2019:

	2019
	QSI	Other	Total
Cash	$6,894	$75	$6,969
Billed and unbilled receivables, net	42,523	20,723	63,246
Right-of-use assets	6,131	—	6,131
Property and equipment	13,499	2,163	15,662
Prepaid expenses	2,612	997	3,609
Other assets	1,317	1,048	2,365
Intangible assets:
Customer relationships	64,709	10,423	75,132
Trade name	58,546	1,365	59,911
Customer backlog	6,835	1,363	8,198
Developed technology	32,944	—	32,944
Other	—	814	814
Total Assets	$236,010	$38,971	$274,981
Liabilities	(23,698)	(8,343)	(32,041)
Deferred tax liabilities	(39,372)	(3,779)	(43,151)
Net assets acquired	$172,940	$26,849	$199,789

Consideration paid (Cash, Notes and/or stock)	$318,428	$50,447	$368,875
Contingent earn-out liability (Cash and stock)	—	1,004	1,004
Total Consideration	$318,428	$51,451	$369,879
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$145,488	$24,602	$170,090

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from these acquisitions. See Note 7, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.
The consolidated financial statements of the Company for the three months ended March 30, 2019 include the results of operations from any business acquired from their respective dates of acquisition during each of the respective period as follows:

Three Months Ended
March 30, 2019
Gross revenues	$766
Income before income taxes	$48

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three months March 30, 2019 as if the acquisitions of The Sextant Group, Page One, Alta, WHPacific, GeoDesign, GHD, and QSI had occurred at the beginning of fiscal year 2019. The pro forma information provided below is compiled from the pre-acquisition financial information of The Sextant Group, Page One, Alta, WHPacific, GeoDesign, GHD, and QSI and includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of these acquisitions actually been acquired at the beginning of fiscal year 2019 or (ii) future results of operations:

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Three Months Ended
March 30, 2019
Gross revenues	$165,406
Net income	$3,748
Basic earnings per share	$0.31
Diluted earnings per share	$0.30

Note 5 – Billed and Unbilled Receivables
Billed and Unbilled Receivables consists of the following:

	March 28, 2020	December 28, 2019
Billed receivables	$129,079	$134,900
Less: allowance for doubtful accounts	(3,887)	(3,860)
Billed receivables, net	$125,192	$131,041

Unbilled receivables	$87,982	$80,639
Less: allowance for doubtful accounts	(1,269)	(1,211)
Unbilled receivables, net	$86,713	$79,428

Note 6 – Property and Equipment, net
Property and equipment, net, consists of the following:

	March 28, 2020	December 28, 2019
Office furniture and equipment	$4,497	$4,198
Computer equipment	10,522	10,704
Survey and field equipment	27,586	24,165
Leasehold improvements	6,717	6,266
Total	49,322	45,333
Less: accumulated depreciation	(21,563)	(19,600)
Property and equipment, net	$27,759	$25,733

Depreciation expense was $2,701 and $1,113 for the three months ended March 28, 2020 and March 30, 2019, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Note 7 – Goodwill and Intangible Assets
Goodwill
As discussed in Note 14, Reportable Segments, the Company's chief operating decision maker ("CODM"), re-evaluated the structure of the Company's internal organization as a result of the 2019 acquisition of QSI, which resulted in certain changes to the Company's operating and reportable segments. Effective the beginning of fiscal year 2020, the goodwill of QSI was reallocated from the Company's INF reportable segment to the Company's new GEO reportable segment. The changes in the carrying value by reportable segment for the three months ended March 28, 2020 were as follows:

	Three Months Ended
	December 28, 2019	Adjustments	March 28, 2020
INF	$231,255	$(144,917)	$86,338
BTS	77,961	419	78,380
GEO	—	145,488	145,488
Total	$309,216	$990	$310,206

Goodwill of approximately $1,185 from acquisitions during the three months ended March 30, 2019 is expected to be deductible for income tax purposes. During the three months ended March 28, 2020, the Company recorded purchase price allocation adjustments of $420, $128, and $18 for the acquisitions of The Sextant Group, QSI, and WHP, respectively, and a working capital adjustment of $424 for QSI which was recorded as an increase to goodwill and the purchase price paid for the acquisition.
Intangible Assets
Intangible assets, net, as of March 28, 2020 and December 28, 2019 consist of the following:

	March 28, 2020			December 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$176,088	$(33,377)	$142,711	$176,088	$(29,198)	$146,890
Trade name(2)	10,253	(9,033)	1,220	10,253	(8,593)	1,660
Customer backlog(3)	24,198	(14,469)	9,729	24,198	(12,435)	11,763
Non-compete(4)	9,369	(5,615)	3,754	9,369	(5,105)	4,264
Developed technology(5)	32,944	(1,290)	31,654	32,944	$(106)	$32,838
Total finite-lived intangible assets	252,851	(63,784)	189,068	252,851	(55,436)	197,415
Indefinite-lived intangible assets:
QSI trade name	58,546	—	58,546	58,546	—	58,546
Total indefinite-lived intangible assets	58,546	—	58,546	58,546	—	58,546
Total intangible assets	$311,397	$(63,784)	$247,614	$311,397	$(55,436)	$255,961

(1) Amortized on a straight-line basis over estimated lives (1 to 12 years)
(2) Amortized on a straight-line basis over their estimated lives (1 to 3 years)
(3) Amortized on a straight-line basis over their estimated lives (1 to 5 years)
(4) Amortized on a straight-line basis over their contractual lives (2 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 7 years)

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Amortization expense was $8,339 and $5,000 for the three months ended March 28, 2020 and March 30, 2019, respectively.
Note 8 – Accrued Liabilities
Accrued liabilities consist of the following:

	March 28, 2020	December 28, 2019
Current portion of lease liability	$12,751	$13,108
Accrued vacation	10,855	10,048
Payroll and related taxes	6,068	12,146
Benefits	1,805	4,637
Unrecognized tax benefits	887	887
Professional liability reserve	1,080	1,083
Other	7,641	5,523
Total	$41,087	$47,432

Note 9 – Notes Payable and Other Obligations
Notes payable and other obligations consists of the following:

	March 28, 2020	December 28, 2019
Senior credit facility	$320,457	$320,457
Uncollateralized promissory notes	34,785	36,217
Finance leases	2,800	2,707
Other obligations	2,316	2,884
Debt issuance costs, net of amortization	(4,095)	(4,078)
Total notes payable and other obligations	356,263	358,187
Current portion of notes payable and other obligations	(24,946)	(25,332)
Notes payable and other obligations, less current portion	$331,317	$332,854

As of March 28, 2020 and December 28, 2019, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Borrowings under the A&R Credit Agreement bear interest at variable rates described below, which are, at the Company's option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates are subject to change based on the Company's consolidated leverage ratio. The consolidated leverage ratio is the ratio of our pro forma consolidated funded indebtedness to the Company's pro forma consolidated EBITDA for the most recently completed measurement period.
The A&R Credit Agreement contains covenants that may have the effect of limiting the ability of the Company and its subsidiaries to, among other things, merge with or acquire other entities, enter into a transaction resulting in a Change in Control, create certain new liens, incur certain additional indebtedness, engage in certain transactions with affiliates, or engage in new lines of business or sell a substantial part of their assets. The A&R Credit Agreement also contains financial covenants that requires the Company to maintain a consolidated fixed charge coverage ratio of no less than 1.20 to 1.00 as of the end of any measurement period. In addition, prior to the Amendment Closing Date referred to below, the Company was required to maintain a consolidated leverage ratio as described below:

Measurement Period Ending	Maximum Consolidated Leverage Ratio
Closing Date through June 30, 2020	4.25 to 1.00
July 1, 2020 through September 30, 2020	4.00 to 1.00
October 1, 2020 through December 31, 2020	3.75 to 1.00
January 1, 2021 and thereafter	3.50 to 1.00

As of March 28, 2020, the Company was in compliance with the financial covenants.
The A&R Credit Agreement also contains customary events of default, including (but not limited to) a default in the payment of principal or, following an applicable grace period, interest, breaches of the Company's covenants or warranties under the A&R Credit Agreement, payment default or acceleration of certain indebtedness of the Company or any subsidiary, certain events of bankruptcy, insolvency or liquidation involving the Company or any subsidiaries, certain judgments or uninsured losses, changes in control and certain liabilities related to ERISA based plans.
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
Total debt issuance costs incurred and capitalized in connection with the issuance of the A&R Credit Agreement were $3,912. Total amortization of debt issuance costs was $220 during the three months ended March 28, 2020.

On May 5, 2020 (the "Amendment Closing Date"), in response to the COVID-19 pandemic, the Company entered into an amendment to the A&R Credit Agreement (the "Amended A&R Credit Agreement"). The amended consolidated leverage ratio requirements are as follows:

Measurement Period Ending	Maximum Consolidated Leverage Ratio
Amendment Closing Date through June 27, 2020	4.50 to 1.00
June 28, 2020 through October 3, 2020	5.00 to 1.00
October 4, 2020 through January 2, 2021	5.25 to 1.00
January 3, 2021 and April 3, 2021	4.75 to 1.00
April 4, 2021 and July 3, 2021	4.00 to 1.00
July 4, 2021 and thereafter	3.50 to 1.00

The Amended A&R Credit Agreement also amended pricing terms which remain variable and tied to a Eurocurrency rate equal to LIBOR plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on the Company's consolidated leverage ratio.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Other Obligations
On July 1, 2019, the Company acquired GeoDesign. The purchase price allowed for the payment of $425 in shares of the Company's stock or a combination of cash and shares of the Company's stock, at its discretion, payable on the first and second anniversary of July 1, 2019. At March 28, 2020 and December 28, 2019, the outstanding balance of this obligation was $382.
On June 3, 2019, the Company acquired Page One. The purchase price allowed for the payment of $200 in shares of the Company's stock or a combination of cash and shares of the Company's stock, at its discretion, payable on the first anniversary of June 3, 2019. At March 28, 2020 and December 28, 2019, the outstanding balance of this obligation was $181.
On December 31, 2018, the Company acquired certain assets of Celtic. The purchase price allowed for the payment of $200 in shares of the company's stock or a combination of cash and shares of the Company's stock, at its discretion, payable on the first anniversary of December 31, 2018. There was no outstanding balance on this obligation as of March 28, 2020. At December 28, 2019, the outstanding balance of this obligation was $181.
On November 2, 2018, the Company acquired CHI. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at its discretion, payable in three equal annual installments. At March 28, 2020 and December 28, 2019, the outstanding balance of this obligation was $1,754.
On February 2, 2018, the Company acquired CSA. The purchase price allowed for the payment of $250 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at its discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of March 28, 2020. At December 28, 2019, the outstanding balance of this obligation $111.
On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at its discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of March 28, 2020. At December 28, 2019, the outstanding balance of this obligation was $267.
Uncollateralized Promissory Notes
On July 1, 2019, the Company acquired GeoDesign. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("GeoDesign Note") and payable in four equal annual installments. The outstanding balance of the GeoDesign Note was $2,000 as of March 28, 2020 and December 28, 2019.
On June 3, 2019, the Company acquired Alta. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("Alta Note") and payable in four equal annual installments. The outstanding balance of the Alta Note was $2,000 as of March 28, 2020 and December 28, 2019.
On June 3, 2019, the Company acquired Page One. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% ("Page One Note") and payable in three equal annual installments. The outstanding balance of the Page One Note was $1,000 as of March 28, 2020 and December 28, 2019.
On March 22, 2019, the Company acquired The Sextant Group. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 4.0% ("The Sextant Group Note") and payable in four equal annual installments. The outstanding balance of The Sextant Group Note was $3,000 and $3,140 as of March 28, 2020 and December 28, 2019, respectively.
On December 31, 2018, the Company acquired certain assets of Celtic. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Celtic Note") payable in three equal annual installments. The outstanding balance of the Celtic Note was $200 and $300 as of March 28, 2020 and December 28, 2019, respectively.
On November 2, 2018, the Company acquired CHI. The purchase price included an uncollateralized $15,000 promissory note bearing interest at 3.0% (the "CHI Note") payable in four equal annual installments. The outstanding balance of the CHI Note was $11,250 as of March 28, 2020 and December 28, 2019.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

On August 24, 2018, the Company acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% payable in four equal annual installments of $1,000. The outstanding balance of the CALYX Note was $3,000 as of March 28, 2020 and December 28, 2019.
On February 2, 2018, the Company acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "CSA Note") payable in four equal annual installments of $150. The outstanding balance of the CSA Note was $300 and $450 as of March 28, 2020 and December 28, 2019, respectively.
On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the "Butsko Note") payable in four equal annual installments of $250. The outstanding balance of the Butsko Note was $500 and $750 as of March 28, 2020 and December 28, 2019, respectively
On September 6, 2017, the Company acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Marron Note") payable in three equal annual installments of $100. The outstanding balance of the Marron Note was $100 and March 28, 2020 and December 28, 2019, respectively.
On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the "RDK Note") payable in four equal annual installments of $1,375. The outstanding balance of the RDK Note was $2,750 as of March 28, 2020 and December 28, 2019.
On May 4, 2017, the Company acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "H&K Note") payable in four equal annual installments of $150. The outstanding balance of the H&K Note was $300 as of March 28, 2020 and December 28, 2019.
On May 1, 2017, the Company acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the "Lochrane Note") payable in four equal annual installments of $413. The outstanding balance of the Lochrane Note was $825 as of March 28, 2020 and December 28, 2019.
On December 6, 2016, the Company acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the "CivilSource Note") payable in four equal annual installments of $875. The outstanding balance of the CivilSource Note was $875 and $1,502 as of March 28, 2020 and December 28, 2019, respectively.
On November 30, 2016, the Company acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the "Hanna Note") payable in four equal annual installments of $675. The outstanding balance of the Hanna Note was $675 as of March 28, 2020 and December 28, 2019.
On October 26, 2016, the Company acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the "JBA Note") payable in five equal annual installments of $1,400. The outstanding balance of the JBA Note was $4,163 as of March 28, 2020 and December 28, 2019.
On September 12, 2016, the Company acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the "Weir Note") payable in four equal annual installments of $125. The outstanding balance of the Weir Note was $125 as of March 28, 2020 and December 28, 2019.
On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the "Dade Moeller Notes") payable in four equal annual installments of $1,500. The outstanding balance of the Dade Moeller Notes was $1,497 as of March 28, 2020 and December 28, 2019.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Note 10 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	March 28, 2020	December 28, 2019
Contingent consideration, beginning of the year	$4,002	$4,698
Additions for acquisitions	—	1,316
Reduction of liability for payments made	(928)	(1,938)
Increase (decrease) of liability related to re-measurement of fair value	—	(74)
Total contingent consideration, end of the period	3,074	4,002
Current portion of contingent consideration	(1,079)	(1,954)
Contingent consideration, less current portion	$1,995	$2,048

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
Note 12 – Stock-Based Compensation
In October 2011, our stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of March 28, 2020, 1,232,612 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.
The following summarizes the activity of restricted stock awards during the three months ended March 28, 2020:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
December 28, 2019	652,677	$58.20
Granted	16,560	$65.00
Vested	(9,908)	$36.00
Forfeited	(12,143)	$63.00
March 28, 2020	647,186	$59.06

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Share-based compensation expense relating to restricted stock awards during the three months ended March 28, 2020 and March 30, 2019 was $3,379 and $1,798, respectively. Approximately $17,783 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.2 years, is unrecognized at March 28, 2020. The total fair value of restricted shares vested during the three months ended March 28, 2020 and March 30, 2019 was $528 and $989, respectively.
Note 13 – Income Taxes
As of March 28, 2020 and December 28, 2019, the Company had net deferred income tax liabilities of $51,727 and $53,341, respectively. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where we have a future obligation for tax purposes.
Our consolidated effective income tax rate was 25.1% and 21.5%, respectively, for the three months ended March 28, 2020 and March 30, 2019, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate was primarily due to federal credits and excess tax benefits from share-based payments in the first quarter of 2019.
We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. The California Franchise Tax Board (“CFTB”) challenged research and development tax credits generated for the years 2012 to 2014. Fiscal years 2012 through 2019 are considered open tax years in the State of California and 2016 through 2019 in the U.S. federal jurisdiction and other state and foreign jurisdictions. It is not expected that there will be a significant change in the unrecognized tax benefits within the next 12 months.
Note 14 – Reportable Segments
The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (“Topic No. 280”). Effective the beginning of fiscal year 2020, the Company's Chief Executive Officer, who is the chief operating decision maker ("CODM"), re-evaluated the structure of the Company's internal organization as a result of the 2019 acquisition of QSI. To reflect management's revised perspective, the Company is now organized into three operating and reportable segments: Infrastructure (INF), which includes the Company's engineering, civil program management, and construction quality assurance practices; Building, Technology & Sciences (BTS), which includes the Company's utility services, environmental practices and buildings program management practices; and Geospatial Solutions (GEO), which includes the Company's geospatial solution practices. The GEO segment has been created in order to provide greater visibility regarding the operational and financial performance of QSI and of the Company as a whole. The GEO segment structure is consistent with how the Company plans and allocates resources, manages its business, and assesses its performance. There was no impact to the INF and BTS prior period segment financial results. The assets of QSI were reallocated from the Company's INF reportable segment to the Company's new GEO reportable segment.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

The following tables set forth summarized financial information concerning our reportable segments:

	Three Months Ended
	March 28, 2020	March 30, 2019
Gross revenues
INF	$85,476	$77,772
BTS	43,525	40,274
GEO	37,958	—
Elimination of inter-segment revenues	(1,479)	(711)
Total gross revenues	$165,480	$117,335

Segment income before taxes
INF	$13,340	$12,574
BTS	5,419	5,917
GEO	7,613	—
Total Segment income before taxes	26,372	18,491
Corporate(1)	(20,778)	(11,431)
Total income before taxes	$5,594	$7,060
(1) Includes amortization of intangibles of $8,339 and $5,000 for the three months ended March 28, 2020 and March 30, 2019, respectively.

	March 28, 2020	December 28, 2019
Assets
INF	$306,061	$303,239
BTS	129,556	131,967
GEO	366,933	365,605
Corporate(1)	88,868	92,326
Total assets	$891,418	$893,137
(1) Corporate assets consist of intercompany eliminations and assets not allocated to segments including cash and cash equivalents and certain other assets.
Substantially all of the Company's assets are located in the United States.
Upon adoption of Topic 606, we disaggregate our gross revenues from contracts with customers by geographic location, customer-type and contract-type for each of our reportable segments. Disaggregated revenues include the elimination of inter-segment revenues which has been allocated to each segment. We believe this best depicts how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors. Gross revenue, classified by the major geographic areas in which the Company's customers were located, were as follows:

	Three Months Ended March 28, 2020				Three Months Ended March 30, 2019
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$84,426	$40,442	$37,537	$162,405	$77,273	$37,497	$—	$114,770
Foreign	—	2,670	405	3,075	—	2,565	—	2,565
Total gross revenues	$84,426	$43,112	$37,942	$165,480	$77,273	$40,062	$—	$117,335

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Gross revenue by customer were as follows:

	Three Months Ended March 28, 2020				Three Months Ended March 30, 2019
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$65,385	$17,836	$26,513	$109,734	$68,129	$15,316	$—	$83,445
Private sector	19,041	25,276	11,429	55,746	9,144	24,746	—	33,890
Total gross revenues	$84,426	$43,112	$37,942	$165,480	$77,273	$40,062	$—	$117,335

Gross revenues by contract type were as follows:

	Three Months Ended March 28, 2020				Three Months Ended March 30, 2019
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$80,365	$33,211	$37,942	$151,518	$75,767	$32,144	$—	$107,911
Fixed-unit price contracts	4,061	9,901	—	13,962	1,506	7,918	—	9,424
Total gross revenues	$84,426	$43,112	$37,942	$165,480	$77,273	$40,062	$—	$117,335

Note 15 – Leases
The Company primarily leases property under operating leases and has five equipment operating leases for aircrafts used by the operations of QSI. The Company's property operating leases consist of various office facilities, which we lease from unrelated parties. We use a portfolio approach to account for such leases due to the similarities in characteristics and apply an incremental borrowing rate based on estimates of rates the Company would pay for senior collateralized loans over a similar term. Our office leases with an initial term of 12 months or less are not recorded on the balance sheet. We account for lease components (e.g. fixed payments including rent, real estate taxes and common area maintenance costs) as a single lease component. Some of our leases include one or more options to renew the lease term at our sole discretion; however, these are not included in the calculation of our lease liability or ROU lease asset because they are not reasonably certain of exercise.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Leases	Classification	March 28, 2020	December 28, 2019
Assets
Operating lease assets	Right-of-use lease asset, net (1)	$43,950	$46,313
Finance lease assets	Property and equipment, net (1)	2,493	2,371
Total leased assets		$46,443	$48,685

Liabilities
Current
Operating	Accrued liabilities	$(12,751)	$(13,108)
Finance	Current portion of notes payable and other obligations	(1,084)	(1,022)
Noncurrent
Operating	Long-term lease liability	(32,624)	(34,573)
Finance	Notes payable and other obligations, less current portion	(1,716)	(1,685)
Total lease liabilities		$(48,175)	$(50,388)
(1) At March 28, 2020, operating right of-use lease assets and finance lease assets are recorded net of accumulated amortization of $11,361 and $1,849, respectively. At December 28, 2019, operating right-of-use lease assets and finance lease assets are recorded net of accumulated amortization of $9,657 and $1,592, respectively.

Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Weighted - Average Remaining Lease Term (Years)	March 28, 2020	December 28, 2019
Operating leases	4.9	5.0
Finance leases	2.6	2.8

Weighted - Average Discount Rate
Operating leases	4%	4%
Finance leases	7%	7%

Supplemental cash flow information related to the Company's operating and finance lease liabilities is as follows:

	Three Months Ended	Three Months Ended
	March 28, 2020	March 30, 2019
Operating cash flows from operating leases	$3,520	$2,280
Financing cash flows from finance leases	$267	$163
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$4,990	$1,062

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

The following table summarizes the components of lease cost recognized in the consolidated statements of net income and comprehensive income:

		Three Months Ended	Three Months Ended
Lease Cost	Classification	March 28, 2020	March 30, 2019
Operating lease cost	Facilities and facilities related	$3,585	$2,452
Finance lease cost
Amortization of financing lease assets	Depreciation and amortization	249	163
Interest on lease liabilities	Interest expense	30	25
Total lease cost		$3,864	$2,640

As of March 28, 2020, maturities of the Company's lease liabilities under its long-term operating leases and finance leases for the next five fiscal years and thereafter are as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2020	$10,997	$817
2021	12,770	964
2022	8,956	769
2023	6,301	483
2024	4,034	213
Thereafter	6,940	6
Total lease payments	49,998	3,252
Less: Interest	(4,623)	(452)
Present value of lease liabilities	$45,375	$2,800

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of the financial condition and results of operations of NV5 Global, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our,” “us” or “NV5 Global”) should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 28, 2019, included in our Annual Report on Form 10-K. This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from the results those anticipated in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2019 and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Amounts presented are in thousands, except per share data.
Overview
We are a provider of professional and technical engineering and consulting solutions to public and private sector clients. We focus on the infrastructure, utility services, construction, real estate, and environmental markets. We primarily focus on the following business service verticals: construction quality assurance, infrastructure, utility services, program management, and environmental solutions, and geospatial solutions. Our primary clients include U.S. federal, state, municipal, and local government agencies, and military and defense clients. We also serve quasi-public and private sector clients from the education, healthcare, utility services, and public utilities, including schools, universities, hospitals, health care providers, insurance providers, large utility service providers, and large to small utility service producers.
Segments
Effective the beginning of fiscal year 2020, we re-evaluated the structure of our internal organization structure as a result of the 2019 acquisition of Geospatial Holdings, Inc. and its subsidiaries, including Quantum Spatial, Inc. (collectively "QSI"). To reflect management's revised perspective, we are now organized into three operating and reportable segments:

•	Infrastructure (INF) - includes our engineering, civil program management, and construction quality assurance, testing and inspection practices;

•	Building, Technology & Sciences (BTS) – includes our utility services, environmental and buildings program management practices; and

•	Geospatial Solutions (GEO) – includes our geospatial solution practices.

The GEO segment has been created in order to provide greater visibility regarding the operational and financial performance of QSI. The GEO segment structure is consistent with how we plan and allocate resources, manage our business, and assess our performance. Our INF and BTS segments remain unchanged and the addition of the GEO segment did not have an impact on prior period segment financial results. The assets of QSI were reallocated from our INF reportable segment to our new GEO reportable segment.
For additional information regarding our reportable segments, see Note 14, Reportable Segments, of the "Notes to Consolidated Financial Statements" included elsewhere herein.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has significantly impacted global stock markets and economies and has adversely affected the market price of our common stock. We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our customers and employees. While COVID-19 did not have a material adverse effect on our reported results for our first quarter, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. We intend to continue to monitor the impact of COVID-19 pandemic on our business closely.

Critical Accounting Policies and Estimates
For a discussion of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that is included in the 2019 Form 10-K.
Results of Operations
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Gross revenues	$165,480	$117,335
Less sub-consultant services and other direct costs	(35,914)	(26,648)
Net revenues (1)	129,566	90,687
Direct salary and wages costs	45,034	35,257
Gross profit	84,532	55,430
Operating expenses	75,150	48,019
Income from operations	9,382	7,411
Interest expense	(3,788)	(351)
Income tax expense	(1,406)	(1,517)
Net income	$4,188	$5,543
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
Three Months Ended March 28, 2020 Compared to the Three Months Ended March 30, 2019.
Gross and Net Revenues
Our consolidated gross revenues increased by $48,145, or 41.0%, for the three months ended March 28, 2020 compared to the three months ended March 30, 2019. The increase in gross revenues was primarily due to the contribution from QSI of $37,942. Additionally, other acquisitions completed since the first quarter of 2019 contributed gross revenues of $15,608. Offsetting these increases was a decrease in gross revenue from our liquefied natural gas business of $9,936. This decrease is primarily due to the timing revenue recognition. All other locations had a net increase in gross revenues of $4,531.
Our consolidated net revenues increased by $38,879, or 42.9%, for the three months ended March 28, 2020 compared to the three months ended March 30, 2019. The increase in net revenues was primarily due to the contribution from QSI of $26,258. Additionally, other acquisitions completed since the first quarter of 2019 contributed net revenues of $12,401. All other locations had a net increase in net revenues of $220.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 51.1% and 47.2% for the three months ended March 28, 2020 and March 30, 2019, respectively. The increase in gross profit margin was primarily due to a change in our mix of business resulting from the QSI acquisition. As a percentage of gross revenues, direct salaries and wages decreased 2.8%, primarily as a result of our mix of work performed. Additionally, other direct costs decreased 3.1% as a percentage of gross revenues on a combined basis. Partially offsetting these decreases, sub-consultant services increased 2.0% as a percentage of gross revenue, primarily as a result of our mix of work performed.

Operating expenses
Our operating expenses increased $27,131, or 56.5% for the three months ended March 28, 2020 compared to the three months ended March 30, 2019. The increase in operating expenses primarily resulted from increased payroll and performance-based compensation costs of $16,318, including stock-based compensation of $3,379 during the three months ended March 28, 2020 compared to $1,798 during three months ended March 30, 2019. General and administrative costs increased $4,295, which was primarily due to costs associated with acquisitions completed since the first quarter of 2019. Additionally, depreciation and amortization expenses increased $1,588 and $3,339, respectively.

Interest Expense
Our interest expense increased $3,437, or approximately 979.1%, for the three months ended March 28, 2020 compared to the three months ended March 30, 2019. The increase in interest expense primarily resulted from the increased level of indebtedness associated with the QSI acquisition.

Income taxes
Our consolidated effective income tax rate was 25.1% and 21.5% for the three months ended March 28, 2020 and March 30, 2019, respectively. The increase in the first quarter tax rate over the prior year was primarily due to less favorable excess tax benefits from share-based payments.

Net income
Our net income decreased $1,355 for three months ended March 28, 2020, or 24.4%, compared to three months ended March 30, 2019. The decrease was primarily a result of an increase in stock-based compensation expense of $1,581, an increase in intangible asset amortization expense of $3,339, an increase in depreciation expense of $1,588, and an increase in interest expense of $3,437.
Segment Results of Operations
The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Gross revenues
INF	$85,476	$77,772
BTS	43,525	40,274
GEO	37,958	—
Elimination of inter-segment revenues	(1,479)	(711)
Total gross revenues	$165,480	$117,335

Segment income before taxes
INF	$13,340	$12,574
BTS	$5,419	$5,917
GEO	$7,613	$—
For additional information regarding our reportable segments, see Note 14, Reportable Segments, of the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Three Months Ended March 28, 2020 Compared to Three Months Ended March 30, 2019
INF Segment
Our gross revenues from INF increased $7,704, or 10%, during the three months ended March 28, 2020 compared to the three months ended March 30, 2019. The increase in gross revenues is due to $15,608 in contributions from acquisitions completed since the first quarter of 2019. Offsetting these increases was a decrease in gross revenue from our liquefied natural gas business of $9,936. All other locations had a net increase in gross revenues of $2,032.

Segment Income before Taxes from INF increased $766, or 6%, during the three months ended March 28, 2020 compared to the three months ended March 30, 2019. The increase was primarily due to acquisitions completed since the first quarter of 2019.
BTS Segment
Our gross revenues from BTS increased $3,251, or 8% during the three months ended March 28, 2020 compared to the three months ended March 30, 2019. The increase in gross revenues was primarily due to $2,069 in contributions from acquisitions completed since the first quarter of 2019.
Segment Income before Taxes from BTS decreased $498, or 8% during the three months ended March 28, 2020 compared to the three months ended March 30, 2019. The decrease was primarily due to a lower gross profit margin resulting from the mix of work performed.
GEO Segment
Our gross revenues from GEO was $37,942 during the three months ended March 28, 2020. Gross revenues were primarily derived from public and quasi-public sector clients, which contributed $26,513 of gross revenues. Private sector clients contributed gross revenues of $11,429 during the three months ended March 28, 2020.
Segment Income before Taxes for GEO was $7,613 during the three months ended March 28, 2020.
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
Operating activities
During the three months ended March 28, 2020, net cash provided by operating activities was $13,603, which was due to earnings of $18,793 after adding back non-cash adjustments and changes in working capital and other long-term assets and liabilities. Non-cash items from operating activities were depreciation and amortization, stock-based compensation, bad debt expense, deferred income taxes, non-cash lease expenses, gain on disposals of property and equipment, and amortization of debt issuance costs. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $5,190 during the three months ended March 28, 2020. Working capital changes that used operating cash flow included a decrease in accrued liabilities of $8,061 and a net increase in billed and unbilled receivables of $1,711. Working capital changes that provided operating cash flow during the three months ended March 28, 2020 included decreases in prepaid expenses and other assets of $1,962. Additionally, increases in income taxes payable, billings in excess of costs and estimated earnings on uncompleted contracts, accounts payable, and deposits provided operating cash flow of $1,365, $1,204, $44, and $7, respectively.
During the three months ended March 30, 2019, net cash provided by operating activities was $16,313, which was due to earnings of $15,256 after adding back non-cash adjustments and a change in working capital and other long-term assets and liabilities. Non-cash items from operating activities were depreciation and amortization, stock-based compensation, bad debt expense, deferred income taxes, non-cash lease expenses, changes in the fair value of contingent considerations, and loss on disposals of property and equipment. Changes in working (excluding cash) and changes in other long-term assets and liabilities provided $1,057 during the three months ended March 30, 2019. Working capital changes that provided operating cash flow included decreases in billed and unbilled receivables of $12,345. Additionally, increases in income tax payables and deposits provided operating cash flow of $1,521 and $62, respectively. Working capital changes that used operating cash flow during the three months ended March 30, 2019 included decreases in accounts payable, accrued liabilities, and billings in excess of costs and estimated changes on uncompleted contracts of $3,240, $4,930, and $3,370, respectively. Additionally, an increase in prepaid expenses and other assets used operating cash flow of $1,331.
Investing activities
During the three months ended March 28, 2020 and March 30, 2019, net cash used in investing activities totaled $4,100 and $8,690, respectively. The decrease in cash used in investing activities was primarily a result of decreased acquisition activity.

Financing activities

Cash flows used in financing activities during the three months ended March 28, 2020 totaled $3,002 compared to net cash used in financing activities of $2,548 during the three months ended March 30, 2019. The increase was primarily due to principal payments on our long-term debt of $2,116 during the three months ended March 28, 2020 compared to $1,848 during the three months ended March 30, 2019. Additionally, we paid debt issuance costs of $236 during the three months ended March 30, 2019.
Financing
Senior Credit Facility
On December 20, 2019 (the "Closing Date"), we amended and restated our Credit Agreement (the "A&R Credit Agreement"), dated December 7, 2016, as amended on December 20, 2018, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of our subsidiaries as guarantors. Pursuant to the A&R Credit Agreement, the lenders provided term commitments of $150.0 million in the aggregate in a single draw on the Closing Date to fund the acquisition of QSI and various costs and expenses relating thereto and revolving commitments totaling $215.0 million in the aggregate. The revolving commitment is available through December 20, 2024 (the "Maturity Date"), at which time the term commitments and revolving commitments will be due and payable in full. An aggregate amount of $320.5 million was drawn under the A&R Credit Agreement on the Closing Date to fund the QSI acquisition and repay previously existing borrowings. The Senior Credit Facility is secured by a first priority lien on substantially all of our assets. The A&R Credit Agreement also includes an accordion feature permitting us to request an increase in either the term facility or the revolver facility under the A&R Credit Agreement by an additional amount of up to $100.0 million in the aggregate.
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
The A&R Credit Agreement contains covenants that may have the effect of limiting our ability to, among other things, merge with or acquire other entities, enter into a transaction resulting in a Change in Control, create certain new liens, incur certain additional indebtedness, engage in certain transactions with affiliates, or engage in new lines of business or sell a substantial part of their assets. The A&R Credit Agreement also contains financial covenants that requires us to maintain a consolidated fixed charge coverage ratio of no less than 1.20 to 1.00 as of the end of any measurement period. In addition, prior to the Amendment Closing Date referred to below, we were required to maintain a consolidated leverage ratio as described below:

Measurement Period Ending	Maximum Consolidated Leverage Ratio
Closing Date through June 30, 2020	4.25 to 1.00
July 1, 2020 through September 30, 2020	4.00 to 1.00
October 1, 2020 through December 31, 2020	3.75 to 1.00
January 1, 2021 and thereafter	3.50 to 1.00
As of March 28, 2020, we were in compliance with the financial covenants.
The A&R Credit Agreement also contains customary events of default, including (but not limited to) a default in the payment of principal or, following an applicable grace period, interest, breaches of our covenants or warranties under the A&R Credit Agreement, payment default or acceleration of certain indebtedness, certain events of bankruptcy, insolvency or liquidation, certain judgments or uninsured losses, changes in control and certain liabilities related to ERISA based plans.
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

On May 5, 2020 (the "Amendment Closing Date"), in response to the COVID-19 pandemic, we entered into an amendment to the A&R Credit Agreement (the "Amended A&R Credit Agreement"). The amended consolidated leverage ratio requirements are as follows:

Measurement Period Ending	Maximum Consolidated Leverage Ratio
Amendment Closing Date through June 27, 2020	4.50 to 1.00
June 28, 2020 through October 3, 2020	5.00 to 1.00
October 4, 2020 through January 2, 2021	5.25 to 1.00
January 3, 2021 and April 3, 2021	4.75 to 1.00
April 4, 2021 and July 3, 2021	4.00 to 1.00
July 4, 2021 and thereafter	3.50 to 1.00

The Amended A&R Credit Agreement also amended pricing terms which remain variable and tied to a Eurocurrency rate equal to LIBOR plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on our consolidated leverage ratio.
Other Obligations
On July 1, 2019, we acquired GeoDesign. The purchase price allowed for the payment of $425 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable on the first and second anniversary of July 1, 2019. At March 28, 2020 and December 28, 2019, the outstanding balance of this obligation was $382.
On June 3, 2019, we acquired Page One. The purchase price allowed for the payment of $200 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable on the first anniversary of June 3, 2019. At March 28, 2020 and December 28, 2019, the outstanding balance of this obligation was $181.
On December 31, 2018, we acquired certain assets of Celtic. The purchase price allowed for the payment of $200 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable on the first anniversary of December 31, 2018. There was no outstanding balance on this obligation as of March 28, 2020. At December 28, 2019, the outstanding balance of this obligation was $181.
On November 2, 2018, we acquired CHI. The purchase price allowed for the payment of $3,000 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in three equal annual installments. At March 28, 2020 and December 28, 2019, the outstanding balance of this obligation was $1,754.
On February 2, 2018, we acquired CSA. The purchase price allowed for the payment of $250 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of March 28, 2020. At December 28, 2019, the outstanding balance of this obligation was $111.
On January 12, 2018, we acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of March 28, 2020. At December 28, 2019, the outstanding balance of this obligation $267.
Uncollateralized Promissory Notes
On July 1, 2019, we acquired GeoDesign. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("GeoDesign Note") and payable in four equal annual installments. The outstanding balance of the GeoDesign Note was $2,000 as of March 28, 2020 and December 28, 2019.
On June 3, 2019, we acquired Alta. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("Alta Note") and payable in four equal annual installments. The outstanding balance of the Alta Note was $2,000 as of March 28, 2020 and December 28, 2019.

On June 3, 2019, we acquired Page One. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% ("Page One Note") and payable in three equal annual installments. The outstanding balance of the Page One Note was $1,000 as of March 28, 2020 and December 28, 2019.
On March 22, 2019, we acquired The Sextant Group. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 4.0% ("The Sextant Group Note") and payable in four equal annual installments. The outstanding balance of The Sextant Group Note was $3,000 and $3,140 as of March 28, 2020 and December 28, 2019, respectively.
On December 31, 2018, we acquired certain assets of Celtic. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Celtic Note") payable in three equal annual installments. The outstanding balance of the Celtic Note was $200 and $300 as of March 28, 2020 and December 28, 2019, respectively.
On November 2, 2018, we acquired CHI. The purchase price included an uncollateralized $15,000 promissory note bearing interest at 3.0% (the "CHI Note") payable in four equal annual installments. The outstanding balance of the CHI Note was $11,250 as of March 28, 2020 and December 28, 2019.
On August 24, 2018, we acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% payable in four equal annual installments of $1,000. The outstanding balance of the CALYX Note was $3,000 as of March 28, 2020 and December 28, 2019.
On February 2, 2018, we acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "CSA Note") payable in four equal annual installments of $150,000. The outstanding balance of the CSA Note was $300 and $450 as of March 28, 2020 and December 28, 2019, respectively.
On January 12, 2018, we acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the "Butsko Note") payable in four equal annual installments of $250. The outstanding balance of the Butsko Note was $500 and $750 as of March 28, 2020 and December 28, 2019, respectively
On September 6, 2017, we acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Marron Note") payable in three equal annual installments of $100. The outstanding balance of the Marron Note was $100 as of March 28, 2020 and December 28, 2019.
On June 6, 2017, we acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the "RDK Note") payable in four equal annual installments of $1,375. The outstanding balance of the RDK Note was $2,750 as of March 28, 2020 and December 28, 2019.
On May 4, 2017, we acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "H&K Note") payable in four equal annual installments of $150. The outstanding balance of the H&K Note was $300 as of March 28, 2020 and December 28, 2019.
On May 1, 2017, we acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the "Lochrane Note") payable in four equal annual installments of $413. The outstanding balance of the Lochrane Note was $825 as of March 28, 2020 and December 28, 2019.
On December 6, 2016, we acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the "CivilSource Note") payable in four equal annual installments of $875. The outstanding balance of the CivilSource Note was $875 and $1,502 as of March 28, 2020 and December 28, 2019, respectively.
On November 30, 2016, we acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the "Hanna Note") payable in four equal annual installments of $675. The outstanding balance of the Hanna Note was $675 as of March 28, 2020 and December 28, 2019.
On October 26, 2016, we acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the "JBA Note") payable in five equal annual installments of $1,400. The outstanding balance of the JBA Note was $4,163 as of March 28, 2020 and December 28, 2019.

On September 12, 2016, we acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the "Weir Note") payable in four equal annual installments of $125. The outstanding balance of the Weir Note was $125 as of March 28, 2020 and December 28, 2019.
On May 20, 2016, we acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the "Dade Moeller Notes") payable in four equal annual installments of $1,500. The outstanding balance of the Dade Moeller Notes was $1,497 as of March 28, 2020 and December 28, 2019.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 28, 2020.
Effects of Inflation
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.
Recently Issued Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, of the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, those factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 28, 2019. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our Annual Report on Form 10-K filing for the fiscal year ended December 28, 2019 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995, as amended. Readers can find them in “Item 1A. Risk Factors” of that filing and under the same heading of this filing. You may obtain a copy of our Annual Report on Form 10-K through our website, www.nv5.com. Information contained on our website is not incorporated into this report. In addition to visiting our website, you may read and copy any document we file with the SEC at www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of March 28, 2020, there was $320.5 million outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $3,186 annually.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, in March certain employees of the Company began working remotely. As a result of these changes to the working environment, the Company has not identified any material changes in the Company's internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.
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
ITEM 1A. RISK FACTORS.

There have been no material changes to any of the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
As noted under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, on May 5, 2020 the Company entered into an Amendment to the A&R Credit Agreement to revise provisions of the A&R Credit Agreement regarding the Company’s Consolidated Leverage Ratio (and related pricing terms) and certain grace periods applicable to the Company’s deposit and operating accounts acquired in connection with acquisitions of other businesses. A copy of the Amendment has been filed as an exhibit to this Quarterly Report on Form 10-Q and this description is qualified in all respects by reference thereto, which Amendment is hereby incorporated by reference thereto.

ITEM 6.    EXHIBITS.

Number	Description
10.1*	Amendment No. 1 to the A&R Credit Agreement
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

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

NV5 GLOBAL, INC.

By: /s/ Edward Codispoti
Date: May 7, 2020	Edward Codispoti Chief Financial Officer (Principal Financial and Accounting Officer)