Form 10-Q
period 2020-06-27
NV5 Global, Inc.
filed 2020-08-06
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of August 3, 2020, there were 13,214,204 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	June 27, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$65,212	$31,825
Billed receivables, net	131,255	131,041
Unbilled receivables, net	80,269	79,428
Prepaid expenses and other current assets	8,435	8,906
Total current assets	285,171	251,200
Property and equipment, net	29,404	25,733
Right-of-use lease assets, net	45,175	46,313
Intangible assets, net	191,126	255,961
Goodwill	343,170	309,216
Other assets	3,069	4,714
Total assets	$897,115	$893,137

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,741	$36,116
Accrued liabilities	49,797	47,432
Income taxes payable	613	—
Billings in excess of costs and estimated earnings on uncompleted contracts	8,544	3,303
Client deposits	286	221
Current portion of contingent consideration	1,079	1,954
Current portion of notes payable and other obligations	22,176	25,332
Total current liabilities	119,236	114,358
Contingent consideration, less current portion	1,733	2,048
Other long-term liabilities	37,181	34,573
Notes payable and other obligations, less current portion	326,020	332,854
Deferred income tax liabilities, net	40,575	53,341
Total liabilities	524,745	537,174

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 13,033,842 and 12,852,357 shares issued and outstanding as of June 27, 2020 and December 28, 2019, respectively	130	129
Additional paid-in capital	258,902	251,187
Retained earnings	113,338	104,647
Total stockholders’ equity	372,370	355,963
Total liabilities and stockholders’ equity	$897,115	$893,137
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Gross revenues	$162,689	$127,974	$328,169	$245,309

Direct costs:
Salaries and wages	45,079	38,080	90,114	73,337
Sub-consultant services	25,244	20,044	52,670	36,996
Other direct costs	8,914	8,410	17,402	18,106
Total direct costs	79,237	66,534	160,186	128,439

Gross Profit	83,452	61,440	167,983	116,870

Operating Expenses:
Salaries and wages, payroll taxes and benefits	44,149	30,765	89,706	60,004
General and administrative	11,824	10,896	24,980	19,758
Facilities and facilities related	5,357	3,937	10,754	7,743
Depreciation and amortization	11,160	6,245	22,200	12,357
Total operating expenses	72,490	51,843	147,640	99,862

Income from operations	10,962	9,597	20,343	17,008

Interest expense	(4,403)	(457)	(8,190)	(808)

Income before income tax expense	6,559	9,140	12,153	16,200
Income tax expense	(2,056)	(346)	(3,462)	(1,863)
Net Income and Comprehensive Income	$4,503	$8,794	$8,691	$14,337

Earnings per share:
Basic	$0.37	$0.73	$0.71	$1.19
Diluted	$0.36	$0.70	$0.69	$1.15

Weighted average common shares outstanding:
Basic	12,308,965	12,106,066	12,271,221	12,033,906
Diluted	12,609,918	12,521,463	12,601,830	12,447,248
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance, March 30, 2019	12,565,115	$126	$239,611	$86,434	$326,171
Stock compensation	—	—	2,369	—	2,369
Restricted stock issuance, net	66,874	1	(1)	—	—
Stock issuance for acquisitions	25,852	—	1,667	—	1,667
Payment of contingent consideration with common stock	—	—	—	—	—
Net income	—	—	—	8,794	8,794
Balance, June 29, 2019	12,657,841	$127	$243,646	$95,228	$339,001

Balance, March 28, 2020	12,874,424	$129	$255,402	$108,835	$364,366
Stock compensation	—	—	3,501	—	3,501
Restricted stock issuance, net	159,418	1	(1)	—	—
Stock issuance for acquisitions	—	—	—	—	—
Payment of contingent consideration with common stock	—	—	—	—	—
Net income	—	—	—	4,503	4,503
Balance, June 27, 2020	13,033,842	$130	$258,902	$113,338	$372,370

	Six Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 29, 2018	12,550,711	$126	$236,525	$80,891	$317,542
Stock compensation	—	—	4,167	—	4,167
Restricted stock issuance, net	60,124	1	(1)	—	—
Stock issuance for acquisitions	35,821	—	2,230	—	2,230
Payment of contingent consideration with common stock	11,185	—	725	—	725
Net income	—	—	—	14,337	14,337
Balance, June 29, 2019	12,657,841	$127	$243,646	$95,228	$339,001

Balance, December 28, 2019	12,852,357	$129	$251,187	$104,647	$355,963
Stock compensation	—	—	6,880	—	6,880
Restricted stock issuance, net	163,835	1	(1)	—	—
Stock issuance for acquisitions	12,406	—	558	—	558
Payment of contingent consideration with common stock	5,244	—	278	—	278
Net income	—	—	—	8,691	8,691
Balance, June 27, 2020	13,033,842	$130	$258,902	$113,338	$372,370
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 27, 2020	June 29, 2019
Cash Flows From Operating Activities:
Net income	$8,691	$14,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,277	12,357
Non-cash lease expense	4,307	4,251
Provision for doubtful accounts	1,690	1,456
Stock-based compensation	6,880	4,167
Change in fair value of contingent consideration	—	49
Gain on disposals of property and equipment	(350)	(48)
Deferred income taxes	(869)	477
Amortization of debt issuance costs	442	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	(1,134)	5,511
Unbilled receivables	(2,286)	(5,188)
Prepaid expenses and other assets	2,117	(9,413)
Accounts payable	138	(3,816)
Accrued liabilities	1,922	968
Income taxes payable	613	(2,338)
Billings in excess of costs and estimated earnings on uncompleted contracts	5,241	(5,383)
Deposits	66	47
Net cash provided by operating activities	50,745	17,434

Cash Flows From Investing Activities:
Cash paid for acquisitions (net of cash received from acquisitions)	—	(14,160)
Proceeds from sale of assets	437	—
Purchase of property and equipment	(6,145)	(1,626)
Net cash used in investing activities	(5,708)	(15,786)

Cash Flows From Financing Activities:
Borrowings from Senior Credit Facility	—	10,000
Payments on notes payable	(8,415)	(6,738)
Payments of contingent consideration	(913)	(1,213)
Payments of borrowings from Senior Credit Facility	(1,875)	—
Payments of debt issuance costs	(447)	—
Net cash (used in) provided by financing activities	(11,650)	2,049

Net increase in Cash and Cash Equivalents	33,387	3,697
Cash and cash equivalents – beginning of period	31,825	40,739
Cash and cash equivalents – end of period	$65,212	$44,436
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 27, 2020	June 29, 2019
Non-cash investing and financing activities:
Notes payable and other obligations issued for acquisitions	$—	$8,100
Stock issuance for acquisitions	$558	$2,230
Finance leases	$409	$690
Payment of contingent consideration with common stock	$278	$725
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

Impact of COVID-19 on Our Business
The COVID-19 pandemic has significantly impacted global stock markets and economies. The Company is closely monitoring the impact of the outbreak of COVID-19 on all aspects of its business, including how it will impact the Company's customers and employees. While COVID-19 did not have a material adverse effect on the Company's reported results for the first half of the fiscal year, the Company is unable to predict the ultimate impact that it may have on its business, future results of operations, financial position, or cash flows. The extent to which the Company's operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. The Company intends to continue to monitor the impact of COVID-19 pandemic on its business closely.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Performance Obligations
To determine the proper revenue recognition method, the Company evaluates whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. The majority of the Company's contracts have a single performance obligation as the promise to transfer the individual goods or services that is not separately identifiable from other promises in the contracts and therefore, is not distinct.
The Company’s performance obligations are satisfied as work progresses or at a point in time. Revenue on the Company's cost-reimbursable contracts is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it depicts the transfer of control to the customer. Contract costs include labor, sub-consultant services, and other direct costs.
Gross revenue from services transferred to customers at a point in time is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed.
As of June 27, 2020, the Company had $593,322 of remaining performance obligations, of which $472,087 is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in performance obligations. Most of the Company's government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. Revenue recognized that was included in the contract liability balance at the beginning of the fiscal year was $272 and $3,039 for the three and six months ended June 27, 2020.
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
Identifiable intangible assets primarily include customer backlog, customer relationships, trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events or changes in circumstances that would indicate intangible assets were impaired during the six months ended June 27, 2020.

On August 1, 2019, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2019. Furthermore, there were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2019 through June 27, 2020.

See Note 7, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.
Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"). This ASU introduces a new accounting model, the Current Expected Credit Losses model ("CECL"), which could result in earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model requires the Company to use a forward-looking expected credit loss impairment methodology for the recognition of credit losses for financial instruments at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard also applies to receivables arising from revenue transactions such as contract assets and accounts receivable and is effective for fiscal years beginning after December 15, 2019. The Company adopted this ASU at the beginning of fiscal year 2020. The standard was applied prospectively and did not materially impact the consolidated financial statements.
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
The weighted average number of shares outstanding in calculating basic earnings per share for the six months ended June 27, 2020 and June 29, 2019 exclude 612,827 and 480,694 non-vested restricted shares, respectively. During the three and six months ended June 27, 2020, there were 180,554 and 177,029 weighted average securities which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive. There were no potentially anti-dilutive securities during the three and six months ended June 29, 2019.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Numerator:
Net income – basic and diluted	$4,503	$8,794	$8,691	$14,337

Denominator:
Basic weighted average shares outstanding	12,308,965	12,106,066	12,271,221	12,033,906
Effect of dilutive non-vested restricted shares and units	245,282	351,110	271,618	334,029
Effect of issuable shares related to acquisitions	55,671	64,287	58,991	79,313
Diluted weighted average shares outstanding	12,609,918	12,521,463	12,601,830	12,447,248

Note 4 – Business Acquisitions
2019 Acquisitions
On December 20, 2019 (the "Closing Date"), the Company acquired all of the outstanding equity interests in Geospatial Holdings, Inc. and its subsidiaries, including Quantum Spatial, Inc. (collectively "QSI"), a full-service geospatial solutions provider serving the North American market. QSI provides data solutions to public and private sector clients that need geospatial intelligence to mitigate risk, plan for growth, better manage resources, and advance scientific understanding. NV5 Global acquired QSI in an all-cash transaction for $318,428, which includes excess working capital of $9,034 and closing date cash of $6,894. The purchase price and other related costs associated with the transaction were financed through the Company's amended and restated credit agreement (the "A&R Credit Agreement") with Bank of America, N.A. and the other lenders party thereto. Pursuant to the A&R Credit Agreement, the lenders provided term commitments of $150,000 in the aggregate in a single draw on the Closing Date and revolving commitments totaling $215,000. See Note 9, Notes Payable and Other Obligations, for further detail on the A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for QSI, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The final determination of the fair value of certain assets and liabilities will be completed within the one-year measurement period as required by ASC Topic 805, Business Combinations ("ASC 805"). The QSI acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets. See Note 7, Goodwill and Intangible Assets, for further information on fair value adjustments of tangible and intangible assets acquired and liabilities assumed.
On November 8, 2019, the Company acquired from GHD Services, Inc. ("GHD") its assets related to the business for forensics and insurance. The GHD forensics and insurance business provides engineering and environmental claim services for insurance companies, law firms, and litigation support. The Company acquired GHD for a cash purchase price up to $8,300. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for GHD, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The final determination of the fair value of certain assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The GHD acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date, including accounts receivable.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during 2019:

	2019
	QSI	Other	Total
Cash	$6,894	$75	$6,969
Billed and unbilled receivables, net	42,523	20,064	62,587
Right-of-use assets	6,131	—	6,131
Property and equipment	16,146	2,163	18,309
Prepaid expenses	2,612	997	3,609
Other assets	1,317	1,048	2,365
Intangible assets:
Customer relationships	71,252	10,423	81,675
Trade name	4,234	1,365	5,599
Customer backlog	7,636	1,363	8,999
Developed technology	32,944	—	32,944
Other	—	814	814
Total Assets	$191,689	$38,312	$230,001
Liabilities	(23,698)	(8,373)	(32,071)
Deferred tax liabilities	(27,476)	(3,629)	(31,105)
Net assets acquired	$140,515	$26,310	$166,825

Consideration paid (Cash, Notes and/or stock)	$318,428	$50,447	$368,875
Contingent earn-out liability (Cash and stock)	—	1,004	1,004
Total Consideration	$318,428	$51,451	$369,879
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$177,913	$25,141	$203,054

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from these acquisitions. See Note 7, Goodwill and Intangible Assets, for further information on fair value adjustments to goodwill and identified intangibles.
The consolidated financial statements of the Company for the three and six months ended June 29, 2019 include the results of operations from any business acquired from their respective dates of acquisition during each of the respective period as follows:

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
Gross revenues	$4,926	$5,692
Income before income taxes	$891	$939

The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and six months June 29, 2019 as if the acquisitions of The Sextant Group, Page One, Alta, WHPacific, GeoDesign, GHD, and QSI had occurred at the beginning of fiscal year 2019. The pro forma information provided below is compiled from the pre-acquisition financial information of The Sextant Group, Page One, Alta, WHPacific, GeoDesign, GHD, and QSI and includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

occurred had the operations of these acquisitions actually been acquired at the beginning of fiscal year 2019 or (ii) future results of operations:

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
Gross revenues	$174,920	$340,326
Net income	$8,446	$12,194
Basic earnings per share	$0.70	$1.01
Diluted earnings per share	$0.67	$0.97

Note 5 – Billed and Unbilled Receivables
Billed and Unbilled Receivables consists of the following:

	June 27, 2020	December 28, 2019
Billed receivables	$136,113	$134,900
Less: allowance for doubtful accounts	(4,858)	(3,860)
Billed receivables, net	$131,255	$131,041

Unbilled receivables	$81,907	$80,639
Less: allowance for doubtful accounts	(1,638)	(1,211)
Unbilled receivables, net	$80,269	$79,428

Note 6 – Property and Equipment, net
Property and equipment, net, consists of the following:

	June 27, 2020	December 28, 2019
Office furniture and equipment	$3,970	$4,198
Computer equipment	14,495	10,704
Survey and field equipment	25,875	24,165
Leasehold improvements	6,605	6,266
Total	50,945	45,333
Less: accumulated depreciation	(21,541)	(19,600)
Property and equipment, net	$29,404	$25,733

Depreciation expense was $2,725 and $5,426 for the three and six months ended June 27, 2020, respectively, of which $1,077 and $2,179 was included in other direct costs for the three and six months ended June 27, 2020, respectively. Depreciation expense was $1,161 and $2,274 for the three and six months ended June 29, 2019, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Note 7 – Goodwill and Intangible Assets
Goodwill
As discussed in Note 14, Reportable Segments, the Company's chief operating decision maker ("CODM"), re-evaluated the structure of the Company's internal organization as a result of the 2019 acquisition of QSI, which resulted in certain changes to the Company's operating and reportable segments. Effective the beginning of fiscal year 2020, the goodwill of QSI was reallocated from the Company's INF reportable segment to the Company's new GEO reportable segment. The changes in the carrying value by reportable segment for the six months ended June 27, 2020 were as follows:

	Six Months Ended
	December 28, 2019	Adjustments	June 27, 2020
INF	$231,255	$(144,408)	$86,847
BTS	77,961	449	78,410
GEO	—	177,913	177,913
Total	$309,216	$33,954	$343,170

Goodwill of approximately $5,712 from acquisitions during the six months ended June 29, 2019 is expected to be deductible for income tax purposes. During the six months ended June 27, 2020, the Company recorded purchase price allocation adjustments of $32,553, $527, $420, and $30 that increased goodwill for the acquisitions of QSI, WHP, The Sextant Group, and Alta, respectively, and a working capital adjustment of $424 for QSI which was recorded as an increase to goodwill and the purchase price paid for the acquisition. The $32,553 increase to goodwill related to the QSI acquisition included a decrease to the fair value of the trade name of $54,313, which was partially offset by increases to the fair value of customer relationships, customer backlog, and property and equipment of $6,543, $801, and $2,520, respectively, and a decrease to deferred tax liabilities of $11,896.
Intangible Assets
Intangible assets, net, as of June 27, 2020 and December 28, 2019 consist of the following:

	June 27, 2020			December 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$182,631	$(37,865)	$144,766	$176,088	$(29,198)	$146,890
Trade name(2)	14,486	(10,446)	4,040	10,253	(8,593)	1,660
Customer backlog(3)	24,999	(16,442)	8,557	24,198	(12,435)	11,763
Non-compete(4)	9,369	(6,077)	3,292	9,369	(5,105)	4,264
Developed technology(5)	32,944	(2,473)	30,471	32,944	$(106)	$32,838
Total finite-lived intangible assets	264,429	(73,303)	191,126	252,851	(55,436)	197,415
Indefinite-lived intangible assets:
QSI trade name	—	—	—	58,546	—	58,546
Total indefinite-lived intangible assets	—	—	—	58,546	—	58,546
Total intangible assets	$264,429	$(73,303)	$191,126	$311,397	$(55,436)	$255,961

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
(in thousands, except share data)

(3) Amortized on a straight-line basis over their estimated lives (1 to 5 years)
(4) Amortized on a straight-line basis over their contractual lives (2 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 7 years)
During the six months ended June 27, 2020, the Company adjusted the QSI purchase price allocation reported at December 28, 2019 to account for updates to assumptions and estimates related to the fair value of the trade name, customer relationships, and customer backlog. As a result, the Company determined the QSI trade name is a finite-lived asset that will be amortized over a two-year period and the fair value was decreased by $54,313. Additionally, the fair value of customer relationships and customer backlog increased $6,543 and $801, respectively. These changes resulted in a corresponding adjustment to deferred tax liabilities of $11,896. If the adjustments had been recognized as of the acquisition date the Company would have recognized incremental amortization expense of $790 during the three months ended March 28, 2020. Amortization expense was $9,512 and $17,851 for the three and six months ended June 27, 2020, respectively, and $5,083 and $10,083 for the three and six months ended June 29, 2019, respectively.
Note 8 – Accrued Liabilities
Accrued liabilities consist of the following:

	June 27, 2020	December 28, 2019
Current portion of lease liability	$13,176	$13,108
Accrued vacation	12,921	10,048
Payroll and related taxes	11,683	12,146
Benefits	3,320	4,637
Unrecognized tax benefits	887	887
Professional liability reserve	1,060	1,083
Other	6,750	5,523
Total	$49,797	$47,432

Note 9 – Notes Payable and Other Obligations
Notes payable and other obligations consists of the following:

	June 27, 2020	December 28, 2019
Senior credit facility	$318,582	$320,457
Uncollateralized promissory notes	28,934	36,217
Finance leases	2,628	2,707
Other obligations	2,136	2,884
Debt issuance costs, net of amortization	(4,084)	(4,078)
Total notes payable and other obligations	348,196	358,187
Current portion of notes payable and other obligations	(22,176)	(25,332)
Notes payable and other obligations, less current portion	$326,020	$332,854

As of June 27, 2020 and December 28, 2019, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
Senior Credit Facility
On December 20, 2019 (the "Closing Date"), the Company amended and restated its Credit Agreement (the "A&R Credit Agreement"), dated December 7, 2016, as amended on December 20, 2018, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of the Company's subsidiaries as guarantors. Pursuant to the A&R Credit Agreement, the lenders provided term commitments of $150.0 million in

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

the aggregate in a single draw on the Closing Date to fund the acquisition of QSI and various costs and expenses relating thereto and revolving commitments totaling $215.0 million in the aggregate. The revolving commitment is available through December 20, 2024 (the "Maturity Date"), at which time the term commitments and revolving commitments will be due and payable in full. An aggregate amount of $320.5 million was drawn under the A&R Credit Agreement on the Closing Date to fund the QSI acquisition and repay previously existing borrowings. Borrowings under the A&R Credit Agreement are secured by a first priority lien on substantially all of the assets of the Company. The A&R Credit Agreement also includes an accordion feature permitting the Company to request an increase in either the term facility or the revolver facility under the A&R Credit Agreement by an additional amount of up to $100.0 million in the aggregate.
Borrowings under the term facility amortize at the rate of 5.0% per annum for the first two years of the facility and thereafter at the rate of 7.5% per annum until the Maturity Date.
On May 5, 2020 (the "Amendment Closing Date"), in response to the COVID-19 pandemic, the Company entered into an amendment to the A&R Credit Agreement (the "Amended A&R Credit Agreement") to amend the financial covenants that requires NV5 Global to maintain a consolidated leverage ratio (the ratio of the Company's pro forma consolidated funded indebtedness to the Company's pro forma consolidated EBITDA for the most recently completed measurement period). The amended consolidated leverage ratio requirements are as follows:

Measurement Period Ending	Maximum Consolidated Leverage Ratio
Amendment Closing Date through June 27, 2020	4.50 to 1.00
June 28, 2020 through October 3, 2020	5.00 to 1.00
October 4, 2020 through January 2, 2021	5.25 to 1.00
January 3, 2021 and April 3, 2021	4.75 to 1.00
April 4, 2021 and July 3, 2021	4.00 to 1.00
July 4, 2021 and thereafter	3.50 to 1.00
These financial covenants also require the Company to maintain a consolidated fixed charge coverage ratio of no less than 1.20 to 1.00 as of the end of any measurement period. As of June 27, 2020, the Company was in compliance with the financial covenants.

The Amended A&R Credit Agreement also amended pricing terms which remain variable and tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on the Company's consolidated leverage ratio. As of June 27, 2020 the Company's interest rate was 4.8%.

The Amended A&R Credit Agreement contains covenants that may have the effect of limiting the Company's ability to, among other things, merge with or acquire other entities, enter into a transaction resulting in a Change in Control, create certain new liens, incur certain additional indebtedness, engage in certain transactions with affiliates, or engage in new lines of business or sell a substantial part of their assets. The Amended A&R Credit Agreement also contains customary events of default, including (but not limited to) a default in the payment of principal or, following an applicable grace period, interest, breaches of the Company's covenants or warranties under the Amended A&R Credit Agreement, payment default or acceleration of certain indebtedness, certain events of bankruptcy, insolvency or liquidation, certain judgments or uninsured losses, changes in control and certain liabilities related to ERISA based plans.
The Amended A&R Credit Agreement limits the payment of cash dividends (together with certain other payments that would constitute a "Restricted Payment" within the meaning of the Amended A&R Credit Agreement and generally including dividends, stock repurchases and certain other payments in respect to warrants, options, and other rights to acquire equity securities) to no more than $10,000 in any fiscal year, so long as no default shall exist at the time of or arise as a result from such payment.
Total debt issuance costs incurred and capitalized in connection with the issuance of the Amended A&R Credit Agreement were $4,123. Total amortization of debt issuance costs was $222 and $442 during the three and six months ended June 27, 2020.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Other Obligations
On July 1, 2019, the Company acquired GeoDesign. The purchase price allowed for the payment of $425 in shares of the Company's stock or a combination of cash and shares of the Company's stock, at its discretion, payable on the first and second anniversary of July 1, 2019. At June 27, 2020 and December 28, 2019, the outstanding balance of this obligation was $382.
On June 3, 2019, the Company acquired Page One. The purchase price allowed for the payment of $200 in shares of the Company's stock or a combination of cash and shares of the Company's stock, at its discretion, payable on the first anniversary of June 3, 2019. There was no outstanding balance on this obligation as of June 27, 2020. At December 28, 2019, the outstanding balance of this obligation was $181.
On December 31, 2018, the Company acquired certain assets of Celtic. The purchase price allowed for the payment of $200 in shares of the company's stock or a combination of cash and shares of the Company's stock, at its discretion, payable on the first anniversary of December 31, 2018. There was no outstanding balance on this obligation as of June 27, 2020. At December 28, 2019, the outstanding balance of this obligation was $181.
On November 2, 2018, the Company acquired CHI. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at its discretion, payable in three equal annual installments. At June 27, 2020 and December 28, 2019, the outstanding balance of this obligation was $1,754.
On February 2, 2018, the Company acquired CSA. The purchase price allowed for the payment of $250 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at its discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of June 27, 2020. At December 28, 2019, the outstanding balance of this obligation $111.
On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at its discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of June 27, 2020. At December 28, 2019, the outstanding balance of this obligation was $267.
Uncollateralized Promissory Notes
On July 1, 2019, the Company acquired GeoDesign. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("GeoDesign Note") and payable in four equal annual installments. The outstanding balance of the GeoDesign Note was $1,500 and $2,000 as of June 27, 2020 and December 28, 2019, respectively.
On June 3, 2019, the Company acquired Alta. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("Alta Note") and payable in four equal annual installments. The outstanding balance of the Alta Note was $1,500 and $2,000 as of June 27, 2020 and December 28, 2019, respectively.
On June 3, 2019, the Company acquired Page One. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% ("Page One Note") and payable in three equal annual installments. The outstanding balance of the Page One Note was $700 and $1,000 as of June 27, 2020 and December 28, 2019, respectively.
On March 22, 2019, the Company acquired The Sextant Group. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 4.0% ("The Sextant Group Note") and payable in four equal annual installments. The outstanding balance of The Sextant Group Note was $3,000 and $3,140 as of June 27, 2020 and December 28, 2019, respectively.
On December 31, 2018, the Company acquired certain assets of Celtic. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Celtic Note") payable in three equal annual installments. The outstanding balance of the Celtic Note was $200 and $300 as of June 27, 2020 and December 28, 2019, respectively.
On November 2, 2018, the Company acquired CHI. The purchase price included an uncollateralized $15,000 promissory note bearing interest at 3.0% (the "CHI Note") payable in four equal annual installments. The outstanding balance of the CHI Note was $11,250 as of June 27, 2020 and December 28, 2019.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

On August 24, 2018, the Company acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% payable in four equal annual installments of $1,000. The outstanding balance of the CALYX Note was $3,000 as of June 27, 2020 and December 28, 2019.
On February 2, 2018, the Company acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "CSA Note") payable in four equal annual installments of $150. The outstanding balance of the CSA Note was $300 and $450 as of June 27, 2020 and December 28, 2019, respectively.
On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the "Butsko Note") payable in four equal annual installments of $250. The outstanding balance of the Butsko Note was $500 and $750 as of June 27, 2020 and December 28, 2019, respectively
On September 6, 2017, the Company acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Marron Note") payable in three equal annual installments of $100. The outstanding balance of the Marron Note was $100 and June 27, 2020 and December 28, 2019.
On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the "RDK Note") payable in four equal annual installments of $1,375. The outstanding balance of the RDK Note was $1,375 and $2,750 as of June 27, 2020 and December 28, 2019, respectively.
On May 4, 2017, the Company acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "H&K Note") payable in four equal annual installments of $150. The outstanding balance of the H&K Note was $150 and $300 as of June 27, 2020 and December 28, 2019, respectively.
On May 1, 2017, the Company acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the "Lochrane Note") payable in four equal annual installments of $413. The outstanding balance of the Lochrane Note was $413 and $825 as of June 27, 2020 and December 28, 2019, respectively.
On December 6, 2016, the Company acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the "CivilSource Note") payable in four equal annual installments of $875. The outstanding balance of the CivilSource Note was $875 and $1,502 as of June 27, 2020 and December 28, 2019, respectively.
On November 30, 2016, the Company acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the "Hanna Note") payable in four equal annual installments of $675. The outstanding balance of the Hanna Note was $675 as of June 27, 2020 and December 28, 2019.
On October 26, 2016, the Company acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the "JBA Note") payable in five equal annual installments of $1,400. The outstanding balance of the JBA Note was $3,029 and $4,163 as of June 27, 2020 and December 28, 2019, respectively.
On September 12, 2016, the Company acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the "Weir Note") payable in four equal annual installments of $125. The outstanding balance of the Weir Note was $125 as of June 27, 2020 and December 28, 2019.
On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the "Dade Moeller Notes") payable in four equal annual installments of $1,500. There was no outstanding balance on the Dade Moeller Notes as of June 27, 2020. At December 28, 2019, the outstanding balance of the Dade Moeller Notes was $1,497.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Note 10 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	June 27, 2020	December 28, 2019
Contingent consideration, beginning of the year	$4,002	$4,698
Additions for acquisitions	—	1,316
Reduction of liability for payments made	(1,190)	(1,938)
Decrease of liability related to re-measurement of fair value	—	(74)
Total contingent consideration, end of the period	2,812	4,002
Current portion of contingent consideration	(1,079)	(1,954)
Contingent consideration, less current portion	$1,733	$2,048

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
Note 12 – Stock-Based Compensation
In October 2011, our stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of June 27, 2020, 1,073,194 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.
The following summarizes the activity of restricted stock awards during the six months ended June 27, 2020:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
December 28, 2019	652,677	$58.20
Granted	175,978	$42.00
Vested	(193,685)	$49.00
Forfeited	(12,143)	$63.00
June 27, 2020	622,827	$56.18

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Stock-based compensation expense relating to restricted stock awards during the three and six months ended June 27, 2020 was $3,501 and $6,880, respectively, and $2,369 and $4,167 for the three and six months ended June 29, 2019, respectively. Approximately $20,663 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.7 years, is unrecognized at June 27, 2020. The total fair value of restricted shares vested during the six months ended June 27, 2020 and June 29, 2019 was $8,426 and $13,649, respectively.
Note 13 – Income Taxes
As of June 27, 2020 and December 28, 2019, the Company had net deferred income tax liabilities of $40,575 and $53,341, respectively. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where we have a future obligation for tax purposes.
The Company's effective income tax rate was 31.3% and 28.5% for the three and six months ended June 27, 2020, respectively, and 3.8% and 11.5% for the three and six months ended June 29, 2019, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate was primarily due to the recognition of tax expense from stock-based payments in the second quarter of 2020 and the recognition of tax benefits from stock-based payments in the second quarter of 2019.
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
Note 14 – Reportable Segments
The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (“Topic No. 280”). Effective the beginning of fiscal year 2020, the Company's Chief Executive Officer, who is the chief operating decision maker ("CODM"), re-evaluated the structure of the Company's internal organization as a result of the 2019 acquisition of QSI. To reflect management's revised perspective, the Company is now organized into three operating and reportable segments: Infrastructure ("INF"), which includes the Company's engineering, civil program management, utility services, and construction quality assurance practices; Building, Technology & Sciences ("BTS"), which includes the Company's environmental practices and buildings program management practices; and Geospatial Solutions ("GEO"), which includes the Company's geospatial solution practices. The GEO segment has been created in order to provide greater visibility regarding the operational and financial performance of QSI and of the Company as a whole. The GEO segment structure is consistent with how the Company plans and allocates resources, manages its business, and assesses its performance. There was no impact to the INF and BTS prior period segment financial results. The assets of QSI were reallocated from the Company's INF reportable segment to the Company's new GEO reportable segment.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

The following tables set forth summarized financial information concerning our reportable segments:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Gross revenues
INF	$89,366	$83,547	$174,841	$161,319
BTS	37,166	45,372	80,690	85,646
GEO	38,233	—	76,193	—
Elimination of inter-segment revenues	(2,076)	(945)	(3,555)	(1,656)
Total gross revenues	$162,689	$127,974	$328,169	$245,309

Segment income before taxes
INF	$15,797	$14,691	$29,137	$27,265
BTS	5,409	7,499	10,828	13,416
GEO	6,145	—	13,758	—
Total Segment income before taxes	27,351	22,190	53,723	40,681
Corporate(1)	(20,792)	(13,050)	(41,570)	(24,481)
Total income before taxes	$6,559	$9,140	$12,153	$16,200
(1) Includes amortization of intangibles of $9,512 and $17,851 for the three and six months ended June 27, 2020, respectively, and $5,083 and $10,083 for the three and six months ended June 29, 2019, respectively.

	June 27, 2020	December 28, 2019
Assets
INF	$294,115	$303,239
BTS	132,107	131,967
GEO	351,334	365,605
Corporate(1)	119,559	92,326
Total assets	$897,115	$893,137
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

	Three Months Ended June 27, 2020				Six Months Ended June 27, 2020
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$87,889	$34,743	$37,929	$160,561	$172,315	$75,185	$75,467	$322,967
Foreign	—	1,898	230	2,128	—	4,567	635	5,202
Total gross revenues	$87,889	$36,641	$38,159	$162,689	$172,315	$79,752	$76,102	$328,169

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended June 29, 2019				Six Months Ended June 29, 2019
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$82,790	$42,676	$—	$125,466	$160,062	$80,013	$—	$240,075
Foreign	—	2,508	—	2,508	—	5,234	—	5,234
Total gross revenues	$82,790	$45,184	$—	$127,974	$160,062	$85,247	$—	$245,309

Gross revenue by customer were as follows:

	Three Months Ended June 27, 2020				Six Months Ended June 27, 2020
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$67,723	$17,658	$26,524	$111,905	$133,107	$35,492	$53,036	$221,635
Private sector	20,166	18,983	11,635	50,784	39,208	44,260	23,066	106,534
Total gross revenues	$87,889	$36,641	$38,159	$162,689	$172,315	$79,752	$76,102	$328,169

	Three Months Ended June 29, 2019				Six Months Ended June 29, 2019
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$72,415	$17,404	$—	$89,819	$140,540	$32,573	$—	$173,113
Private sector	10,375	27,780	—	38,155	19,522	52,674	—	72,196
Total gross revenues	$82,790	$45,184	$—	$127,974	$160,062	$85,247	$—	$245,309

Gross revenues by contract type were as follows:

	Three Months Ended June 27, 2020				Six Months Ended June 27, 2020
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$82,631	$31,167	$38,159	$151,957	$162,996	$64,377	$76,102	$303,475
Fixed-unit price contracts	5,258	5,474	—	10,732	9,319	15,375	—	24,694
Total gross revenues	$87,889	$36,641	$38,159	$162,689	$172,315	$79,752	$76,102	$328,169

	Three Months Ended June 29, 2019				Six Months Ended June 29, 2019
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$79,974	$35,995	$—	$115,969	$155,740	$68,139	$—	$223,879
Fixed-unit price contracts	2,816	9,189	—	12,005	4,322	17,108	—	21,430
Total gross revenues	$82,790	$45,184	$—	$127,974	$160,062	$85,247	$—	$245,309

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Note 15 – Leases
The Company primarily leases property under operating leases and has five equipment operating leases for aircrafts used by the operations of QSI. The Company's property operating leases consist of various office facilities, which it leases from unrelated parties. The Company uses a portfolio approach to account for such leases due to the similarities in characteristics and apply an incremental borrowing rate based on estimates of rates the Company would pay for senior collateralized loans over a similar term. The Company's office leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for lease components (e.g. fixed payments including rent, real estate taxes and common area maintenance costs) as a single lease component. Some of the Company's leases include one or more options to renew the lease term at its sole discretion; however, these are not included in the calculation of its lease liability or ROU lease asset because they are not reasonably certain of exercise.
The Company also leases vehicles through a fleet leasing program. The payments for the vehicles are based on the terms selected. The Company has determined that it is reasonably certain that the leased vehicles will be held beyond the period in which the entire capitalized value of the vehicle has been paid to the lessor. As such, the capitalized value is the delivered price of the vehicle. The Company's vehicle leases are classified as financing leases.
Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Leases	Classification	June 27, 2020	December 28, 2019
Assets
Operating lease assets	Right-of-use lease asset, net (1)	$45,175	$46,313
Finance lease assets	Property and equipment, net (1)	2,581	2,371
Total leased assets		$47,756	$48,685

Liabilities
Current
Operating	Accrued liabilities	$(13,176)	$(13,108)
Finance	Current portion of notes payable and other obligations	(1,075)	(1,022)
Noncurrent
Operating	Other long-term liabilities	(33,562)	(34,573)
Finance	Notes payable and other obligations, less current portion	(1,553)	(1,685)
Total lease liabilities		$(49,366)	$(50,388)
(1) At June 27, 2020, operating right of-use lease assets and finance lease assets are recorded net of accumulated amortization of $13,965 and $2,069, respectively. At December 28, 2019, operating right-of-use lease assets and finance lease assets are recorded net of accumulated amortization of $9,657 and $1,592, respectively.

Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Weighted - Average Remaining Lease Term (Years)	June 27, 2020	December 28, 2019
Operating leases	5.0	5.0
Finance leases	2.4	2.8

Weighted - Average Discount Rate
Operating leases	4%	4%
Finance leases	7%	7%

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Supplemental cash flow information related to the Company's operating and finance lease liabilities is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating cash flows from operating leases	$3,419	$2,671	$6,939	$4,951
Financing cash flows from finance leases	$268	$162	$535	$325
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,995	$5,174	$7,985	$6,236

The following tables summarize the components of lease cost recognized in the consolidated statements of net income and comprehensive income:

		Three Months Ended	Six Months Ended
Lease Cost	Classification	June 27, 2020	June 27, 2020
Operating lease cost	Facilities and facilities related	$3,515	$7,100
Finance lease cost
Amortization of financing lease assets	Depreciation and amortization	260	509
Interest on lease liabilities	Interest expense	31	61
Total lease cost		$3,806	$7,670

		Three Months Ended	Six Months Ended
Lease Cost	Classification	June 29, 2019	June 29, 2019
Operating lease cost	Facilities and facilities related	$2,790	$5,242
Finance lease cost
Amortization of financing lease assets	Depreciation and amortization	161	324
Interest on lease liabilities	Interest expense	20	45
Total lease cost		$2,971	$5,611

As of June 27, 2020, maturities of the Company's lease liabilities under its long-term operating leases and finance leases for the next five fiscal years and thereafter are as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2020	$7,856	$1,131
2021	13,307	874
2022	9,642	625
2023	7,322	360
2024	5,096	36
Thereafter	8,295	4
Total lease payments	51,518	3,030
Less: Interest	(4,780)	(402)
Present value of lease liabilities	$46,738	$2,628

Note 16 – Subsequent Events

Only July 7, 2020, the Company entered into a definitive agreement to acquire Mediatech Design Group ("Mediatech"), a technology company providing security, enterprise IT, and building technology solutions in the Middle East and North Africa

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

(MENA) region and South East Asia. Mediatech provides technology design services for the hospitality, industrial, healthcare, commercial, retail, and convention center markets. The aggregate purchase price is up to $2,300, including $1,100 of cash, a $500 promissory note, payable in four equal installments of $125 due on the first, second, third, and fourth anniversaries of the closing date, $350 of the Company's common stock payable in four equal installments of $87.5 due at closing and on the first, second and third anniversaries of the closing date, and $350 in additional contingent payments.

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
Overview
We are a provider of professional and technical engineering and consulting solutions to public and private sector clients. We focus on the infrastructure, utility services, construction, real estate, and environmental markets. We primarily focus on the following business service verticals: construction quality assurance, infrastructure, utility services, program management, and environmental solutions, and deliver geospatial services. Our primary clients include U.S. federal, state, municipal, and local government agencies, and military and defense clients. We also serve quasi-public and private sector clients from the education, healthcare, utility services, and public utilities, including schools, universities, hospitals, health care providers, insurance providers, large utility service providers, and large to small utility service producers.
Segments
Effective the beginning of fiscal year 2020, we re-evaluated the structure of our internal organization structure as a result of the 2019 acquisition of Geospatial Holdings, Inc. and its subsidiaries, including Quantum Spatial, Inc. (collectively "QSI"). To reflect management's revised perspective, we are now organized into three operating and reportable segments:

•	Infrastructure ("INF") – includes our engineering, civil program management, utility services, and construction quality assurance, testing and inspection practices;

•	Building, Technology & Sciences ("BTS") – includes our environmental and buildings program management practices; and

•	Geospatial Solutions ("GEO") – includes our geospatial solution practices.

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
For additional information regarding our reportable segments, see Note 14, Reportable Segments, of the Notes to Consolidated Financial Statements included elsewhere herein.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has significantly impacted global stock markets and economies. We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our customers and employees. While COVID-19 did not have a material adverse effect on our reported results for the first half of the fiscal year, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. We intend to continue to monitor the impact of COVID-19 pandemic on our business closely.

Critical Accounting Policies and Estimates
For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations that is included in the 2019 Form 10-K.
Results of Operations
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Gross revenues	$162,689	$127,974	$328,169	$245,309
Direct costs	79,237	66,534	160,186	128,439
Gross profit	83,452	61,440	167,983	116,870
Operating expenses	72,490	51,843	147,640	99,862
Income from operations	10,962	9,597	20,343	17,008
Interest expense	(4,403)	(457)	(8,190)	(808)
Income tax expense	(2,056)	(346)	(3,462)	(1,863)
Net income	$4,503	$8,794	$8,691	$14,337
Three Months Ended June 27, 2020 Compared to the Three Months Ended June 29, 2019.
Gross Revenues
Our consolidated gross revenues increased by $34,715, or 27.1%, for the three months ended June 27, 2020 compared to the three months ended June 29, 2019. The increase in gross revenues was primarily due to the contribution from QSI of $38,159. This increase was partially offset by a decrease in gross revenue from our liquefied natural gas business of $5,834. All other locations had a net increase in gross revenues of $2,390.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 51.3% and 48.0% for the three months ended June 27, 2020 and June 29, 2019, respectively. The increase in gross profit margin was primarily due to a change in our mix of business resulting from the QSI acquisition. As a percentage of gross revenues, direct salaries and wages, other direct costs, and sub-consultant services decreased 2.1%, 1.1%, and .1%, respectively, primarily as a result of our mix of work performed.
Operating expenses
Our operating expenses increased $20,647, or 39.8% for the three months ended June 27, 2020 compared to the three months ended June 29, 2019. The increase in operating expenses primarily resulted from increased payroll and performance-based compensation costs of $13,384 primarily as a result of our acquisitions. The increase in operating expenses also included an increase in intangible asset amortization expense of $4,429 and an increase in depreciation expense of $1,564.

Interest Expense
Our interest expense increased $3,946 for the three months ended June 27, 2020 compared to the three months ended June 29, 2019. The increase in interest expense primarily resulted from the increased level of indebtedness associated with the QSI acquisition.

Income taxes
Our effective income tax rate was 31.3% and 3.8% for the three months ended June 27, 2020 and June 29, 2019, respectively. The increase in the effective tax rate was primarily the result of tax expense on stock-based based payments of $306 during the three months ended June 27, 2020 as compared to excess tax benefits from stock-based payments of $2,294 during the three months ended June 29, 2019. The increase in our tax expense on stock-based payments during the three months ended June 27, 2020 was a result of the decrease in our stock price as it relates to the value of stock vested during the period.

Net income
Our net income decreased $4,291 for three months ended June 27, 2020, or 48.8%, compared to three months ended June 29, 2019. The decrease was primarily a result of an increase in stock-based compensation expense of $1,132, an increase in intangible asset amortization expense of $4,429, an increase in depreciation expense of $1,564, and an increase in interest expense of $3,946. These increases in expenses were partially offset by an increase in gross profit of $22,012 primarily as a result of our acquisition of QSI and our effective income tax on those items discussed above.
Six Months Ended June 27, 2020 Compared to the Six Months Ended June 29, 2019.
Gross Revenues
Our consolidated gross revenues increased by $82,860, or 33.8%, for the six months ended June 27, 2020 compared to the six months ended June 29, 2019. The increase in gross revenues was primarily due to the contribution from QSI of $76,102. Additionally, other acquisitions completed since the first quarter of 2019 contributed incremental gross revenues of $29,536. This increase was partially offset by a decrease in gross revenue from our liquefied natural gas business of $15,770 and a decrease in our mechanical, electrical, and plumbing (MEP) engineering services of $9,707. All other locations had a net increase in gross revenues of $2,699.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 51.2% and 47.6% for the six months ended June 27, 2020 and June 29, 2019, respectively. The increase in gross profit margin was primarily due to a change in our mix of business resulting from the QSI acquisition. As a percentage of gross revenues, direct salaries and wages decreased 2.5%, primarily as a result of our mix of work performed. Additionally, other direct costs decreased 2.1% as a percentage of gross revenues on a combined basis. These decreases were partially offset by a 1.0% increase in sub-consultant services as a percentage of gross revenue, primarily as a result of our mix of work performed.
Operating expenses
Our operating expenses increased $47,778, or 47.8% for the six months ended June 27, 2020 compared to the six months ended June 29, 2019. The increase in operating expenses primarily resulted from increased payroll and performance-based compensation costs and general and administrative costs of $29,702 and $5,222, respectively, primarily as a result of our acquisitions. The increase in operating expenses also included an increase in intangible asset amortization expense of $7,768 and an increase in depreciation expense of $3,152.

Interest Expense
Our interest expense increased $7,382 for the six months ended June 27, 2020 compared to the six months ended June 29, 2019. The increase in interest expense primarily resulted from the increased level of indebtedness associated with the QSI acquisition.

Income taxes
Our effective income tax rate was 28.5% and 11.5% for the six months ended June 27, 2020 and June 29, 2019, respectively. The increase in the effective tax rate was primarily the result of tax expense on stock-based payments of $260 during the six months ended June 27, 2020 as compared to excess tax benefits from stock-based payments of $2,472 during the six months ended June 29, 2019. The increase in our tax expense on stock-based payments during the six months ended June 27, 2020 was a result of the decrease in our stock price as it relates to the value of stock vested during the period.

Net income
Our net income decreased $5,646 for six months ended June 27, 2020, or 39.4%, compared to six months ended June 29, 2019. The decrease was primarily a result of an increase in stock-based compensation expense of $2,713, an increase in intangible asset amortization expense of $7,768, an increase in depreciation expense of $3,152, and an increase in interest expense of $7,382. These increases in expenses were partially offset by an increase in gross profit of $51,113 primarily due to our 2019 acquisitions and our effective income tax on those items discussed above.
Segment Results of Operations
The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Gross revenues
INF	$89,366	$83,547	$174,841	$161,319
BTS	37,166	45,372	80,690	85,646
GEO	38,233	—	76,193	—
Elimination of inter-segment revenues	(2,076)	(945)	(3,555)	(1,656)
Total gross revenues	$162,689	$127,974	$328,169	$245,309

Segment income before taxes
INF	$15,797	$14,691	$29,137	$27,265
BTS	$5,409	$7,499	$10,828	$13,416
GEO	$6,145	$—	$13,758	$—
For additional information regarding our reportable segments, see Note 14, Reportable Segments, of the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Three Months Ended June 27, 2020 Compared to Three Months Ended June 29, 2019
INF Segment
Our gross revenues from INF increased $5,819, or 7.0%, during the three months ended June 27, 2020 compared to the three months ended June 29, 2019. The increase in gross revenues is due to $10,436 in contributions from acquisitions completed since the first quarter of 2019. This increase was partially offset by a decrease in gross revenue from our liquefied natural gas business of $5,834. All other locations had a net increase in gross revenues of $1,217.
Segment Income before Taxes from INF increased $1,106, or 7.5%, during the three months ended June 27, 2020 compared to the three months ended June 29, 2019. The increase was primarily due to acquisitions completed since the first quarter of 2019.
BTS Segment
Our gross revenues from BTS decreased $8,206, or 18.1% during the three months ended June 27, 2020 compared to the three months ended June 29, 2019. The decrease in gross revenues was primarily due to decreases in our surveying, commercial zoning, and environmental services totaling $3,964 and a decrease in our MEP engineering services of $2,709.
Segment Income before Taxes from BTS decreased $2,090, or 27.9% during the three months ended June 27, 2020 compared to the three months ended June 29, 2019. The decrease was primarily due to lower gross revenues.

GEO Segment
Our gross revenues from GEO was $38,159 during the three months ended June 27, 2020. Gross revenues were primarily derived from public and quasi-public sector clients, which contributed $26,524 of gross revenues. Private sector clients contributed gross revenues of $11,635 during the three months ended June 27, 2020.
Segment Income before Taxes for GEO was $6,145 during the three months ended June 27, 2020.
Six Months Ended June 27, 2020 Compared to Six Months Ended June 29, 2019
INF Segment
Our gross revenues from INF increased $13,522, or 8.4%, during the six months ended June 27, 2020 compared to the six months ended June 29, 2019. The increase in gross revenues is due to $26,044 in contributions from acquisitions completed since the first quarter of 2019. This increase was partially offset by a decrease in gross revenue from our liquefied natural gas business of $15,770. All other locations had a net increase in gross revenues of $3,248.
Segment Income before Taxes from INF increased $1,872, or 6.9%, during the six months ended June 27, 2020 compared to the six months ended June 29, 2019. The increase was primarily due to acquisitions completed since the first quarter of 2019.
BTS Segment
Our gross revenues from BTS decrease $4,956, or 5.8% during the six months ended June 27, 2020 compared to the six months ended June 29, 2019. The decrease in gross revenues was primarily due to decreases in our surveying, commercial zoning, and environmental services and decreases in our MEP engineering services.
Segment Income before Taxes from BTS decreased $2,588, or 19.3% during the six months ended June 27, 2020 compared to the six months ended June 29, 2019. The decrease was primarily due to a lower gross revenues.
GEO Segment
Our gross revenues from GEO was $76,102 during the six months ended June 27, 2020. Gross revenues were primarily derived from public and quasi-public sector clients, which contributed $53,036 of gross revenues. Private sector clients contributed gross revenues of $23,066 during the six months ended June 27, 2020.
Segment Income before Taxes for GEO was $13,758 during the six months ended June 27, 2020.
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
Operating activities
Net cash provided by operating activities was $50,745 for the six months ended June 27, 2020, compared to $17,434 during the six months ended June 29, 2019. The increase was a result of the growth in our revenues primarily driven by our acquisitions and changes in our working capital. The changes in our working capital primarily resulted from increased accounts payable of $3,954 related to timing of payments, increased advanced billings of $10,624 related to liquefied natural gas projects, and a decrease of $11,530 in prepaid expenses and other assets primarily as a result of decreased prepaid income taxes of $6,709, decreased prepaid insurance of $1,812, and a decrease in other receivables of $3,097. These increases were partially offset by $3,743 as a result of increased accounts receivable primarily related to our growth in revenues during the six months ended June 27, 2020.
Investing activities
During the six months ended June 27, 2020 and June 29, 2019, net cash used in investing activities totaled $5,708 and $15,786, respectively. The decrease in cash used in investing activities was primarily a result of decreased acquisition activity.

Financing activities

Cash flows used in financing activities during the six months ended June 27, 2020 totaled $11,650 compared to net cash provided by financing activities of $2,049 during the six months ended June 29, 2019. The change was primarily due to $10,000 in borrowings on our Senior Credit Facility during the six months ended June 29, 2019. Additionally, we made principal payments on our debt of $10,290 during the six months ended June 27, 2020 compared to $6,738 during the six months ended June 29, 2019.
Financing
Senior Credit Facility
On December 20, 2019 (the "Closing Date"), we amended and restated our Credit Agreement (the "A&R Credit Agreement"), dated December 7, 2016, as amended on December 20, 2018, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of our subsidiaries as guarantors. Pursuant to the A&R Credit Agreement, the lenders provided term commitments of $150.0 million in the aggregate in a single draw on the Closing Date to fund the acquisition of QSI and various costs and expenses relating thereto and revolving commitments totaling $215.0 million in the aggregate. The revolving commitment is available through December 20, 2024 (the "Maturity Date"), at which time the term commitments and revolving commitments will be due and payable in full. An aggregate amount of $320.5 million was drawn under the A&R Credit Agreement on the Closing Date to fund the QSI acquisition and repay previously existing borrowings. Borrowings under the A&R Credit Agreement are secured by a first priority lien on substantially all of our assets. The A&R Credit Agreement also includes an accordion feature permitting us to request an increase in either the term facility or the revolver facility under the A&R Credit Agreement by an additional amount of up to $100.0 million in the aggregate.
Borrowings under the term facility amortize at the rate of 5.0% per annum for the first two years of the facility and thereafter at the rate of 7.5% per annum until the Maturity Date.
On May 5, 2020 (the "Amendment Closing Date"), in response to the COVID-19 pandemic, we entered into an amendment to the A&R Credit Agreement (the "Amended A&R Credit Agreement") to amend the financial covenants that requires us to maintain a consolidated leverage ratio (the ratio of our pro forma consolidated funded indebtedness to our pro forma consolidated EBITDA for the most recently completed measurement period). The amended consolidated leverage ratio requirements are as follows:

Measurement Period Ending	Maximum Consolidated Leverage Ratio
Amendment Closing Date through June 27, 2020	4.50 to 1.00
June 28, 2020 through October 3, 2020	5.00 to 1.00
October 4, 2020 through January 2, 2021	5.25 to 1.00
January 3, 2021 and April 3, 2021	4.75 to 1.00
April 4, 2021 and July 3, 2021	4.00 to 1.00
July 4, 2021 and thereafter	3.50 to 1.00
    These financial covenants also require us to maintain a consolidated fixed charge coverage ratio of no less than 1.20 to 1.00 as of the end of any measurement period. As of June 27, 2020, we were in compliance with the financial covenants.
The Amended A&R Credit Agreement also amended pricing terms which remain variable and tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on our consolidated leverage ratio. As of June 27, 2020 our interest rate was 4.8%.
The Amended A&R Credit Agreement contains covenants that may have the effect of limiting our ability to, among other things, merge with or acquire other entities, enter into a transaction resulting in a Change in Control, create certain new liens, incur certain additional indebtedness, engage in certain transactions with affiliates, or engage in new lines of business or sell a substantial part of their assets. The Amended A&R Credit Agreement also contains customary events of default, including (but not limited to) a default in the payment of principal or, following an applicable grace period, interest, breaches of our covenants or warranties under the Amended A&R Credit Agreement, payment default or acceleration of certain indebtedness, certain events of bankruptcy, insolvency or liquidation, certain judgments or uninsured losses, changes in control and certain liabilities related to ERISA based plans.

The Amended A&R Credit Agreement limits the payment of cash dividends (together with certain other payments that would constitute a "Restricted Payment" within the meaning of the Amended A&R Credit Agreement and generally including dividends, stock repurchases and certain other payments in respect to warrants, options, and other rights to acquire equity securities) to no more than $10,000 in any fiscal year, so long as no default shall exist at the time of or arise as a result from such payment.
Other Obligations
On July 1, 2019, we acquired GeoDesign. The purchase price allowed for the payment of $425 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable on the first and second anniversary of July 1, 2019. At June 27, 2020 and December 28, 2019, the outstanding balance of this obligation was $382.
On June 3, 2019, we acquired Page One. The purchase price allowed for the payment of $200 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable on the first anniversary of June 3, 2019. There was no outstanding balance on this obligation as of June 27, 2020. At December 28, 2019, the outstanding balance of this obligation was $181.
On December 31, 2018, we acquired certain assets of Celtic. The purchase price allowed for the payment of $200 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable on the first anniversary of December 31, 2018. There was no outstanding balance on this obligation as of June 27, 2020. At December 28, 2019, the outstanding balance of this obligation was $181.
On November 2, 2018, we acquired CHI. The purchase price allowed for the payment of $3,000 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in three equal annual installments. At June 27, 2020 and December 28, 2019, the outstanding balance of this obligation was $1,754.
On February 2, 2018, we acquired CSA. The purchase price allowed for the payment of $250 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of June 27, 2020. At December 28, 2019, the outstanding balance of this obligation was $111.
On January 12, 2018, we acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of June 27, 2020. At December 28, 2019, the outstanding balance of this obligation $267.
Uncollateralized Promissory Notes
On July 1, 2019, we acquired GeoDesign. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("GeoDesign Note") and payable in four equal annual installments. The outstanding balance of the GeoDesign Note was $1,500 and $2,000 as of June 27, 2020 and December 28, 2019, respectively.
On June 3, 2019, we acquired Alta. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("Alta Note") and payable in four equal annual installments. The outstanding balance of the Alta Note was $1,500 and $2,000 as of June 27, 2020 and December 28, 2019, respectively.
On June 3, 2019, we acquired Page One. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% ("Page One Note") and payable in three equal annual installments. The outstanding balance of the Page One Note was $700 and $1,000 as of June 27, 2020 and December 28, 2019, respectively.
On March 22, 2019, we acquired The Sextant Group. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 4.0% ("The Sextant Group Note") and payable in four equal annual installments. The outstanding balance of The Sextant Group Note was $3,000 and $3,140 as of June 27, 2020 and December 28, 2019, respectively.
On December 31, 2018, we acquired certain assets of Celtic. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Celtic Note") payable in three equal annual installments. The outstanding balance of the Celtic Note was $200 and $300 as of June 27, 2020 and December 28, 2019, respectively.

On November 2, 2018, we acquired CHI. The purchase price included an uncollateralized $15,000 promissory note bearing interest at 3.0% (the "CHI Note") payable in four equal annual installments. The outstanding balance of the CHI Note was $11,250 as of June 27, 2020 and December 28, 2019.
On August 24, 2018, we acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% payable in four equal annual installments of $1,000. The outstanding balance of the CALYX Note was $3,000 as of June 27, 2020 and December 28, 2019.
On February 2, 2018, we acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "CSA Note") payable in four equal annual installments of $150,000. The outstanding balance of the CSA Note was $300 and $450 as of June 27, 2020 and December 28, 2019, respectively.
On January 12, 2018, we acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the "Butsko Note") payable in four equal annual installments of $250. The outstanding balance of the Butsko Note was $500 and $750 as of June 27, 2020 and December 28, 2019, respectively
On September 6, 2017, we acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Marron Note") payable in three equal annual installments of $100. The outstanding balance of the Marron Note was $100 as of June 27, 2020 and December 28, 2019.
On June 6, 2017, we acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the "RDK Note") payable in four equal annual installments of $1,375. The outstanding balance of the RDK Note was $1,375 and $2,750 as of June 27, 2020 and December 28, 2019, respectively.
On May 4, 2017, we acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "H&K Note") payable in four equal annual installments of $150. The outstanding balance of the H&K Note was $150 and $300 as of June 27, 2020 and December 28, 2019, respectively.
On May 1, 2017, we acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the "Lochrane Note") payable in four equal annual installments of $413. The outstanding balance of the Lochrane Note was $413 and $825 as of June 27, 2020 and December 28, 2019, respectively.
On December 6, 2016, we acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the "CivilSource Note") payable in four equal annual installments of $875. The outstanding balance of the CivilSource Note was $875 and $1,502 as of June 27, 2020 and December 28, 2019, respectively.
On November 30, 2016, we acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the "Hanna Note") payable in four equal annual installments of $675. The outstanding balance of the Hanna Note was $675 as of June 27, 2020 and December 28, 2019.
On October 26, 2016, we acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the "JBA Note") payable in five equal annual installments of $1,400. The outstanding balance of the JBA Note was $3,029 and $4,163 as of June 27, 2020 and December 28, 2019, respectively.
On September 12, 2016, we acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the "Weir Note") payable in four equal annual installments of $125. The outstanding balance of the Weir Note was $125 as of June 27, 2020 and December 28, 2019.
On May 20, 2016, we acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the "Dade Moeller Notes") payable in four equal annual installments of $1,500. There was not outstanding balance on the Dade Moeller Notes as of June 27, 2020. At December 28, 2019, the outstanding balance of the Dade Moeller Notes was $1,497.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 27, 2020.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of June 27, 2020, there was $318,582 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $3,186 annually.

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
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, in March certain employees of the Company began working remotely. As a result of these changes to the working environment, the Company has not identified any material changes in the Company's internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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

NV5 GLOBAL, INC.

/s/ Edward Codispoti
Date: August 6, 2020	Edward Codispoti Chief Financial Officer (Principal Financial and Accounting Officer)