Form 10-Q
period 2020-10-03
NV5 Global, Inc.
filed 2020-11-12
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of November 9, 2020, there were 13,246,671 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	October 3, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$64,022	$31,825
Billed receivables, net	122,678	131,041
Unbilled receivables, net	83,535	79,428
Prepaid expenses and other current assets	9,493	8,906
Total current assets	279,728	251,200
Property and equipment, net	27,957	25,733
Right-of-use lease assets, net	46,029	46,313
Intangible assets, net	182,830	255,961
Goodwill	344,003	309,216
Other assets	2,777	4,714
Total assets	$883,324	$893,137

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,842	$36,116
Accrued liabilities	46,810	47,432
Billings in excess of costs and estimated earnings on uncompleted contracts	9,009	3,303
Client deposits	382	221
Current portion of contingent consideration	1,334	1,954
Current portion of notes payable and other obligations	21,957	25,332
Total current liabilities	113,334	114,358
Contingent consideration, less current portion	1,733	2,048
Other long-term liabilities	42,130	34,573
Notes payable and other obligations, less current portion	306,606	332,854
Deferred income tax liabilities, net	34,956	53,341
Total liabilities	498,759	537,174

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 13,244,713 and 12,852,357 shares issued and outstanding as of October 3, 2020 and December 28, 2019, respectively	132	129
Additional paid-in capital	263,341	251,187
Retained earnings	121,092	104,647
Total stockholders’ equity	384,565	355,963
Total liabilities and stockholders’ equity	$883,324	$893,137
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Gross revenues	$169,949	$131,032	$498,118	$376,340

Direct costs:
Salaries and wages	46,815	40,426	136,929	113,762
Sub-consultant services	26,003	19,972	78,673	56,969
Other direct costs	10,370	7,139	27,771	25,244
Total direct costs	83,188	67,536	243,373	195,975

Gross Profit	86,761	63,496	254,745	180,365

Operating Expenses:
Salaries and wages, payroll taxes and benefits	43,750	33,428	133,456	93,431
General and administrative	13,216	11,028	38,196	30,786
Facilities and facilities related	5,370	4,664	16,125	12,407
Depreciation and amortization	10,187	6,551	32,387	18,908
Total operating expenses	72,523	55,671	220,164	155,533

Income from operations	14,238	7,825	34,581	24,832

Interest expense	(3,731)	(421)	(11,921)	(1,230)

Income before income tax expense	10,507	7,403	22,660	23,602
Income tax expense	(2,753)	(1,560)	(6,215)	(3,422)
Net Income and Comprehensive Income	$7,754	$5,843	$16,445	$20,180

Earnings per share:
Basic	$0.62	$0.48	$1.33	$1.67
Diluted	$0.61	$0.46	$1.30	$1.62

Weighted average common shares outstanding:
Basic	12,434,600	12,191,405	12,328,448	12,086,588
Diluted	12,749,917	12,566,966	12,650,107	12,485,049
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance, June 29, 2019	12,657,841	$127	$243,646	$95,228	$339,001
Stock compensation	—	—	2,819	—	2,819
Restricted stock issuance, net	155,307	1	—	—	1
Stock issuance for acquisitions	5,771	—	403	—	403
Net income	—	—	—	5,843	5,843
Balance, September 28, 2019	12,818,919	$128	$246,869	$101,070	$348,067

Balance, June 27, 2020	13,033,842	$130	$258,902	$113,338	$372,370
Stock compensation	—	—	4,020	—	4,020
Restricted stock issuance, net	201,406	2	(2)	—	—
Stock issuance for acquisitions	9,465	—	421	—	421
Net income	—	—	—	7,754	7,754
Balance, October 3, 2020	13,244,713	$132	$263,341	$121,092	$384,565

	Nine Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 29, 2018	12,550,711	$126	$236,525	$80,891	$317,542
Stock compensation	—	—	6,989	—	6,989
Restricted stock issuance, net	215,431	2	(2)	—	—
Stock issuance for acquisitions	41,592	—	2,632	—	2,632
Payment of contingent consideration with common stock	11,185	—	725	—	725
Net income	—	—	—	20,180	20,180
Balance, September 28, 2019	12,818,919	$128	$246,869	$101,070	$348,067

Balance, December 28, 2019	12,852,357	$129	$251,187	$104,647	$355,963
Stock compensation	—	—	10,900	—	10,900
Restricted stock issuance, net	365,241	3	(3)	—	—
Stock issuance for acquisitions	21,871	—	979	—	979
Payment of contingent consideration with common stock	5,244	—	278	—	278
Net income	—	—	—	16,445	16,445
Balance, October 3, 2020	13,244,713	$132	$263,341	$121,092	$384,565
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	October 3, 2020	September 28, 2019
Cash Flows From Operating Activities:
Net income	$16,445	$20,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,680	18,908
Non-cash lease expense	6,731	6,770
Provision for doubtful accounts	3,127	1,725
Stock-based compensation	10,900	6,989
Change in fair value of contingent consideration	—	49
Gain on disposals of property and equipment	(394)	(48)
Deferred income taxes	(5,905)	(3,839)
Amortization of debt issuance costs	669	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	8,089	508
Unbilled receivables	(7,505)	(4,490)
Prepaid expenses and other assets	2,171	(5,279)
Accounts payable	(2,780)	(2,053)
Accrued liabilities	322	(9,170)
Income taxes payable	—	(2,789)
Billings in excess of costs and estimated earnings on uncompleted contracts	5,706	(5,972)
Deposits	163	68
Net cash provided by operating activities	72,419	21,557

Cash Flows From Investing Activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(882)	(29,365)
Proceeds from sale of assets	1,053	—
Purchase of property and equipment	(8,342)	(1,810)
Net cash used in investing activities	(8,171)	(31,175)

Cash Flows From Financing Activities:
Borrowings from Senior Credit Facility	—	10,000
Payments on notes payable	(9,941)	(8,483)
Payments of contingent consideration	(913)	(1,213)
Payments of borrowings from Senior Credit Facility	(20,750)	—
Payments of debt issuance costs	(447)	—
Net cash (used in) provided by financing activities	(32,051)	304

Net increase (decrease) in Cash and Cash Equivalents	32,197	(9,314)
Cash and cash equivalents – beginning of period	31,825	40,739
Cash and cash equivalents – end of period	$64,022	$31,425
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	October 3, 2020	September 28, 2019
Non-cash investing and financing activities:
Contingent consideration (earn-out)	$255	$2,570
Notes payable and other obligations issued for acquisitions	$500	$10,044
Stock issuance for acquisitions	$979	$2,632
Finance leases	$475	$769
Payment of contingent consideration with common stock	$278	$725
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
NV5 Global, Inc. and its subsidiaries (collectively, the “Company,” “NV5 Global”) is a provider of professional and technical engineering and consulting solutions to public and private sector clients in the infrastructure, utility services, construction, real estate, and environmental markets, operating nationwide and abroad. The Company’s clients include the U.S. federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to:

●	Utility services	●	Commissioning
●	LNG services	●	Program management
●	Engineering	●	Environmental health & safety
●	Civil program management	●	Real estate transaction services
●	Surveying	●	Energy efficiency services
●	Testing, inspection & consulting (TIC)	●	3D geospatial data modeling
●	Code compliance consulting	●	Environmental & natural resources
●	Forensic engineering	●	National defense & intelligence
●	Litigation support	●	Robotic survey solutions
●	Ecological studies	●	Geospatial data applications & software
●	MEP & technology engineering

Fiscal Year
The Company operates on a "52/53 week" fiscal year ending on the Saturday closest to the calendar quarter end, and fiscal 2020 contains 53 weeks compared to fiscal 2019, which contained 52 weeks. As a result, the third quarter of fiscal 2020 ended October 3, 2020 included 14 weeks compared to the third quarter of fiscal 2019 ended September 28, 2019, which included 13 weeks.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has significantly impacted global stock markets and economies. The Company is closely monitoring the impact of the outbreak of COVID-19 on all aspects of its business, including how it will impact the Company's customers and employees. While COVID-19 did not have a material adverse effect on the Company's reported results for the first nine months of the fiscal year, the Company is unable to predict the ultimate impact that it may have on its business, future results of operations, financial position, or cash flows. The extent to which the Company's operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. The Company intends to continue to monitor the impact of COVID-19 pandemic on its business closely.
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
As of October 3, 2020, the Company had $638,074 of remaining performance obligations, of which $516,348 is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in performance obligations. Most of the Company's government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. Revenue recognized that was included in the contract liability balance at the beginning of the fiscal year was $138 and $3,177 for the three and nine months ended October 3, 2020.
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

On August 1, 2020, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2020. Furthermore, there were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2020 through October 3, 2020.
Identifiable intangible assets primarily include customer backlog, customer relationships, trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events or changes in circumstances that would indicate intangible assets were impaired during the nine months ended October 3, 2020.

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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

The weighted average number of shares outstanding in calculating basic earnings per share for the nine months ended October 3, 2020 and September 28, 2019 exclude 806,457 and 625,687 non-vested restricted shares, respectively. During the three and nine months ended October 3, 2020, there were 32,859 and 72,634 weighted average securities which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive. There were no potentially anti-dilutive securities during the three and nine months ended September 28, 2019.
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Numerator:
Net income – basic and diluted	$7,754	$5,843	$16,445	$20,180

Denominator:
Basic weighted average shares outstanding	12,434,600	12,191,405	12,328,448	12,086,588
Effect of dilutive non-vested restricted shares and units	269,713	308,240	267,130	325,219
Effect of issuable shares related to acquisitions	45,604	67,321	54,529	73,242
Diluted weighted average shares outstanding	12,749,917	12,566,966	12,650,107	12,485,049

Note 4 – Business Acquisitions
2020 Acquisitions

On July 16, 2020, the Company acquired all of the outstanding equity interests in Mediatech FZ, LLC and Mediatech Information Technology Consultants ("Mediatech"), a technology company providing security, enterprise IT, and building technology solutions in the Middle East and North Africa (MENA) region and South East Asia. Mediatech provides technology design services for the hospitality, industrial, healthcare, commercial, retail, and convention center markets. The Company acquired Mediatech for an aggregate purchase price of $1,949, including $882 of cash and $500 in promissory note, payable in four equal installments of $125 due on the first, second, third, and fourth anniversaries of the closing date. The purchase price also includes $312 of the Company's common stock payable in four equal installments due at closing and on the first, second and third anniversaries of the closing date. Further, the purchase price includes $255 in additional contingent payments. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Mediatech, the Company performed a purchase price allocation. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC Topic 805, Business Combinations ("ASC 805"). The Mediatech acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.

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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during 2020 and 2019:

	2020	2019
	Total	QSI	Other	Total
Cash	$—	$6,894	$75	$6,969
Billed and unbilled receivables, net	1,439	42,523	18,755	61,278
Right-of-use assets	—	6,131	—	6,131
Property and equipment	28	15,718	2,163	17,881
Prepaid expenses	33	2,612	997	3,609
Other assets	28	2,075	1,048	3,123
Intangible assets:
Customer relationships	237	71,252	10,423	81,675
Trade name	30	4,234	1,365	5,599
Customer backlog	56	7,636	1,363	8,999
Developed technology	—	32,944	—	32,944
Other	5	—	814	814
Total Assets	$1,856	$192,019	$37,003	$229,022
Liabilities	(345)	(23,698)	(8,373)	(32,071)
Deferred tax liabilities	—	(27,221)	(3,300)	(30,521)
Net assets acquired	$1,511	$141,100	$25,330	$166,430

Consideration paid (Cash, Notes and/or stock)	$1,694	$318,428	$50,447	$368,875
Contingent earn-out liability (Cash and stock)	255	—	1,004	1,004
Total Consideration	$1,949	$318,428	$51,451	$369,879
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$438	$177,328	$26,121	$203,449

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
The consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of businesses acquired from their respective dates of acquisition for the three and nine months ended September 28, 2019.

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
Gross revenues	$16,537	$22,229
Income before income taxes	$1,272	$2,211

The revenue and earnings of Mediatech have been included in the Company's results since the acquisition date and are not material to the Company's consolidated financial statements and have not been presented.
The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and nine months ended September 28, 2019 as if the acquisitions of The Sextant Group, Page One, Alta, WHPacific, GeoDesign, GHD, and QSI had occurred at the beginning of fiscal year 2019. The pro forma information provided below is compiled from the pre-acquisition financial information of The Sextant Group, Page One, Alta, WHPacific, GeoDesign,

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

GHD, and QSI and includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of these acquisitions actually been acquired at the beginning of fiscal year 2019 or (ii) future results of operations:

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
Gross revenues	$168,141	$508,748
Net income	$4,203	$15,287
Basic earnings per share	$0.34	$1.26
Diluted earnings per share	$0.33	$1.22

The pro forma results for Mediatech have not been presented as the financial impact on the Company's consolidated financial statements would be immaterial.
Note 5 – Billed and Unbilled Receivables
Billed and Unbilled Receivables consists of the following:

	October 3, 2020	December 28, 2019
Billed receivables	$128,300	$134,900
Less: allowance for doubtful accounts	(5,622)	(3,860)
Billed receivables, net	$122,678	$131,041

Unbilled receivables	$86,110	$80,639
Less: allowance for doubtful accounts	(2,575)	(1,211)
Unbilled receivables, net	$83,535	$79,428

Note 6 – Property and Equipment, net
Property and equipment, net, consists of the following:

	October 3, 2020	December 28, 2019
Office furniture and equipment	$3,848	$4,198
Computer equipment	14,682	10,704
Survey and field equipment	23,447	24,165
Leasehold improvements	6,296	6,266
Total	48,273	45,333
Less: accumulated depreciation	(20,316)	(19,600)
Property and equipment, net	$27,957	$25,733

Depreciation expense was $2,786 and $8,212 for the three and nine months ended October 3, 2020, respectively, of which $1,215 and 3,394 was included in other direct costs for the three and nine months ended October 3, 2020, respectively. Depreciation expense was $1,317 and $3,591 for the three and nine months ended September 28, 2019, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Note 7 – Goodwill and Intangible Assets
Goodwill
As discussed in Note 14, Reportable Segments, the Company's chief operating decision maker ("CODM"), re-evaluated the structure of the Company's internal organization as a result of the 2019 acquisition of QSI, which resulted in certain changes to the Company's operating and reportable segments. Effective the beginning of fiscal year 2020, the goodwill of QSI was reallocated from the Company's INF reportable segment to the Company's new GEO reportable segment. The changes in the carrying value by reportable segment for the nine months ended October 3, 2020 were as follows:

	Nine Months Ended
	December 28, 2019	2020 Acquisitions	Adjustments	October 3, 2020
INF	$231,255	$—	$(143,428)	$87,827
BTS	77,961	438	449	78,848
GEO	—	—	177,328	177,328
Total	$309,216	$438	$34,349	$344,003

Goodwill of approximately $5,712 from acquisitions during the nine months ended September 28, 2019 is expected to be deductible for income tax purposes. During the nine months ended October 3, 2020, the Company recorded purchase price allocation adjustments of $31,967, $1,215, $420, $293, and $30 that increased goodwill for the acquisitions of QSI, WHP, The Sextant Group, GHD, and Alta, respectively, and a working capital adjustment of $424 for QSI which was recorded as an increase to goodwill and the purchase price paid for the acquisition. The $31,967 increase to goodwill related to the QSI acquisition included a decrease to the fair value of the trade name of $54,313, which was partially offset by increases to the fair value of customer relationships, customer backlog, property and equipment, and other assets of $6,543, $801, $2,093, and $758, respectively, and a decrease to deferred tax liabilities of $12,151.
Intangible Assets
Intangible assets, net, as of October 3, 2020 and December 28, 2019 consist of the following:

	October 3, 2020			December 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$182,868	$(42,179)	$140,689	$176,088	$(29,198)	$146,890
Trade name(2)	14,517	(11,329)	3,188	10,253	(8,593)	1,660
Customer backlog(3)	25,055	(18,269)	6,786	24,198	(12,435)	11,763
Non-compete(4)	9,373	(6,494)	2,879	9,369	(5,105)	4,264
Developed technology(5)	32,944	(3,656)	29,288	32,944	$(106)	$32,838
Total finite-lived intangible assets	264,757	(81,927)	182,830	252,851	(55,436)	197,415
Indefinite-lived intangible assets:
QSI trade name	—	—	—	58,546	—	58,546
Total indefinite-lived intangible assets	—	—	—	58,546	—	58,546
Total intangible assets	$264,757	$(81,927)	$182,830	$311,397	$(55,436)	$255,961

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
(in thousands, except share data)

(3) Amortized on a straight-line basis over their estimated lives (1 to 5 years)
(4) Amortized on a straight-line basis over their contractual lives (2 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 7 years)
During the nine months ended October 3, 2020, the Company adjusted the QSI purchase price allocation reported at December 28, 2019 to account for updates to assumptions and estimates related to the fair value of the trade name, customer relationships, and customer backlog. As a result, the Company determined the QSI trade name is a finite-lived asset that will be amortized over a two-year period and the fair value was decreased by $54,313. Additionally, the fair value of customer relationships and customer backlog increased $6,543 and $801, respectively. These changes resulted in a corresponding adjustment to deferred tax liabilities of $12,151. If the adjustments had been recognized as of the acquisition date the Company would have recognized incremental amortization expense of $790 during the three months ended March 28, 2020. Amortization expense was $8,615 and $26,468 for the three and nine months ended October 3, 2020, respectively, and $5,234 and $15,317 for the three and nine months ended September 28, 2019, respectively.
Note 8 – Accrued Liabilities
Accrued liabilities consist of the following:

	October 3, 2020	December 28, 2019
Current portion of lease liability	$13,589	$13,108
Accrued vacation	13,106	10,048
Payroll and related taxes	11,068	12,146
Benefits	3,877	4,637
Accrued operating expenses	2,743	4,574
Professional liability reserve	1,086	1,083
Accrued interest expense	874	949
Other	467	887
Total	$46,810	$47,432

Note 9 – Notes Payable and Other Obligations
Notes payable and other obligations consists of the following:

	October 3, 2020	December 28, 2019
Senior credit facility	$299,707	$320,457
Uncollateralized promissory notes	28,193	36,217
Finance leases	2,492	2,707
Other obligations	2,028	2,884
Debt issuance costs, net of amortization	(3,857)	(4,078)
Total notes payable and other obligations	328,563	358,187
Current portion of notes payable and other obligations	(21,957)	(25,332)
Notes payable and other obligations, less current portion	$306,606	$332,854

As of October 3, 2020 and December 28, 2019, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
Senior Credit Facility
On December 20, 2019 (the "Closing Date"), the Company amended and restated its Credit Agreement (the "A&R Credit Agreement"), dated December 7, 2016, as amended on December 20, 2018, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of the Company's

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

subsidiaries as guarantors. Pursuant to the A&R Credit Agreement, the lenders provided term commitments of $150,000 in the aggregate in a single draw on the Closing Date to fund the acquisition of QSI and various costs and expenses relating thereto and revolving commitments totaling $215,000 in the aggregate. The revolving commitment is available through December 20, 2024 (the "Maturity Date"), at which time the term commitments and revolving commitments will be due and payable in full. An aggregate amount of $320,500 was drawn under the A&R Credit Agreement on the Closing Date to fund the QSI acquisition and repay previously existing borrowings. Borrowings under the A&R Credit Agreement are secured by a first priority lien on substantially all of the assets of the Company. The A&R Credit Agreement also includes an accordion feature permitting the Company to request an increase in either the term facility or the revolver facility under the A&R Credit Agreement by an additional amount of up to $100,000 in the aggregate.
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
These financial covenants also require the Company to maintain a consolidated fixed charge coverage ratio of no less than 1.20 to 1.00 as of the end of any measurement period. As of October 3, 2020, the Company was in compliance with the financial covenants.

The Amended A&R Credit Agreement also amended pricing terms which remain variable and tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on the Company's consolidated leverage ratio. As of October 3, 2020 the Company's interest rate was 3.8%.

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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Total debt issuance costs incurred and capitalized in connection with the issuance of the Amended A&R Credit Agreement were $4,123. Total amortization of debt issuance costs was $227 and $669 during the three and nine months ended October 3, 2020.
Other Obligations
On July 16, 2020, the Company acquired Mediatech. The purchase price allowed for the payment of $230 in shares of the Company's stock or a combination of cash and shares of the Company's stock, at its discretion, payable in three equal annual installments. At October 3, 2020, the outstanding balance on this obligation was $230.
On July 1, 2019, the Company acquired GeoDesign. The purchase price allowed for the payment of $425 in shares of the Company's stock or a combination of cash and shares of the Company's stock, at its discretion, payable on the first and second anniversary of July 1, 2019. The outstanding balance on this obligation was $44 and $382 as of October 3, 2020 and December 28, 2019, respectively.
On June 3, 2019, the Company acquired Page One. The purchase price allowed for the payment of $200 in shares of the Company's stock or a combination of cash and shares of the Company's stock, at its discretion, payable on the first anniversary of June 3, 2019. There was no outstanding balance on this obligation as of October 3, 2020. At December 28, 2019, the outstanding balance of this obligation was $181.
On December 31, 2018, the Company acquired certain assets of Celtic. The purchase price allowed for the payment of $200 in shares of the company's stock or a combination of cash and shares of the Company's stock, at its discretion, payable on the first anniversary of December 31, 2018. There was no outstanding balance on this obligation as of October 3, 2020. At December 28, 2019, the outstanding balance of this obligation was $181.
On November 2, 2018, the Company acquired CHI. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at its discretion, payable in three equal annual installments. At October 3, 2020 and December 28, 2019, the outstanding balance of this obligation was $1,754.
On February 2, 2018, the Company acquired CSA. The purchase price allowed for the payment of $250 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at its discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of October 3, 2020. At December 28, 2019, the outstanding balance of this obligation $111.
On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at its discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of October 3, 2020. At December 28, 2019, the outstanding balance of this obligation was $267.
Uncollateralized Promissory Notes
On July 16, 2020, the Company acquired Mediatech. The purchase price included an uncollateralized $500 promissory note ("Mediatech Note") payable in four equal annual installments. The outstanding balance of the Mediatech Note was $500 as of October 3, 2020.
On July 1, 2019, the Company acquired GeoDesign. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("GeoDesign Note") and payable in four equal annual installments. The outstanding balance of the GeoDesign Note was $1,500 and $2,000 as of October 3, 2020 and December 28, 2019, respectively.
On June 3, 2019, the Company acquired Alta. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("Alta Note") and payable in four equal annual installments. The outstanding balance of the Alta Note was $1,500 and $2,000 as of October 3, 2020 and December 28, 2019, respectively.
On June 3, 2019, the Company acquired Page One. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% ("Page One Note") and payable in three equal annual installments. The outstanding balance of the Page One Note was $700 and $1,000 as of October 3, 2020 and December 28, 2019, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

On March 22, 2019, the Company acquired The Sextant Group. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 4.0% ("The Sextant Group Note") and payable in four equal annual installments. The outstanding balance of The Sextant Group Note was $3,000 and $3,140 as of October 3, 2020 and December 28, 2019, respectively.
On December 31, 2018, the Company acquired certain assets of Celtic. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Celtic Note") payable in three equal annual installments. The outstanding balance of the Celtic Note was $200 and $300 as of October 3, 2020 and December 28, 2019, respectively.
On November 2, 2018, the Company acquired CHI. The purchase price included an uncollateralized $15,000 promissory note bearing interest at 3.0% (the "CHI Note") payable in four equal annual installments. The outstanding balance of the CHI Note was $11,250 as of October 3, 2020 and December 28, 2019.
On August 24, 2018, the Company acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% payable in four equal annual installments of $1,000. The outstanding balance of the CALYX Note was $2,000 and $3,000 as of October 3, 2020 and December 28, 2019, respectively.
On February 2, 2018, the Company acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "CSA Note") payable in four equal annual installments of $150. The outstanding balance of the CSA Note was $300 and $450 as of October 3, 2020 and December 28, 2019, respectively.
On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the "Butsko Note") payable in four equal annual installments of $250. The outstanding balance of the Butsko Note was $500 and $750 as of October 3, 2020 and December 28, 2019, respectively
On September 6, 2017, the Company acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Marron Note") payable in three equal annual installments of $100. There was no outstanding balance on the Marron Note as of October 3, 2020. As of December 28, 2019, the outstanding balance of the Marron Note was $100.
On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the "RDK Note") payable in four equal annual installments of $1,375. The outstanding balance of the RDK Note was $1,375 and $2,750 as of October 3, 2020 and December 28, 2019, respectively.
On May 4, 2017, the Company acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "H&K Note") payable in four equal annual installments of $150. The outstanding balance of the H&K Note was $150 and $300 as of October 3, 2020 and December 28, 2019, respectively.
On May 1, 2017, the Company acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the "Lochrane Note") payable in four equal annual installments of $413. The outstanding balance of the Lochrane Note was $413 and $825 as of October 3, 2020 and December 28, 2019, respectively.
On December 6, 2016, the Company acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the "CivilSource Note") payable in four equal annual installments of $875. The outstanding balance of the CivilSource Note was $875 and $1,502 as of October 3, 2020 and December 28, 2019, respectively.
On November 30, 2016, the Company acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the "Hanna Note") payable in four equal annual installments of $675. The outstanding balance of the Hanna Note was $675 as of October 3, 2020 and December 28, 2019.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

On October 26, 2016, the Company acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the "JBA Note") payable in five equal annual installments of $1,400. The outstanding balance of the JBA Note was $3,029 and $4,163 as of October 3, 2020 and December 28, 2019, respectively.
On September 12, 2016, the Company acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the "Weir Note") payable in four equal annual installments of $125. There was no outstanding balance on the Weir Note as of October 3, 2020. As of December 28, 2019, the outstanding balance of the Weir Note was $125.
On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the "Dade Moeller Notes") payable in four equal annual installments of $1,500. There was no outstanding balance on the Dade Moeller Notes as of October 3, 2020. At December 28, 2019, the outstanding balance of the Dade Moeller Notes was $1,497.
Note 10 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	October 3, 2020	December 28, 2019
Contingent consideration, beginning of the year	$4,002	$4,698
Additions for acquisitions	255	1,316
Reduction of liability for payments made	(1,190)	(1,938)
Decrease of liability related to re-measurement of fair value	—	(74)
Total contingent consideration, end of the period	3,067	4,002
Current portion of contingent consideration	(1,334)	(1,954)
Contingent consideration, less current portion	$1,733	$2,048

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
Note 12 – Stock-Based Compensation
In October 2011, our stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of October 3, 2020, 871,783 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

The following summarizes the activity of restricted stock awards during the nine months ended October 3, 2020:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
December 28, 2019	652,677	$58.20
Granted	384,390	$47.00
Vested	(201,461)	$48.88
Forfeited	(22,149)	$64.00
October 3, 2020	813,457	$55.21

Stock-based compensation expense relating to restricted stock awards during the three and nine months ended October 3, 2020 was $4,020 and $10,900, respectively, and $2,819 and $6,989 for the three and nine months ended September 28, 2019, respectively. Approximately $26,710 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.8 years, is unrecognized at October 3, 2020. The total fair value of restricted shares vested during the nine months ended October 3, 2020 and September 28, 2019 was $8,837 and $14,514, respectively.
Note 13 – Income Taxes
As of October 3, 2020 and December 28, 2019, the Company had net deferred income tax liabilities of $34,956 and $53,341, respectively. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where we have a future obligation for tax purposes.
The Company's effective income tax rate was 26.2% and 27.4% for the three and nine months ended October 3, 2020, respectively, and 22.9% and 24.1% for the three and nine months ended September 28, 2019, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate in 2019 was primarily due to the recognition of tax benefits from stock-based payments in the second quarter.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

The Company evaluates the performance of these reportable segments based on their respective operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. The following tables set forth summarized financial information concerning our reportable segments:

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Gross revenues
INF	$95,420	$87,572	$267,736	$247,634
BTS	39,861	43,460	119,610	128,706
GEO	34,668	—	110,772	—
Total gross revenues	$169,949	$131,032	$498,118	$376,340

Segment income before taxes
INF	$19,707	$14,008	$48,844	$41,273
BTS	5,944	6,871	16,772	20,287
GEO	7,773	—	21,531	—
Total Segment income before taxes	33,424	20,879	87,147	61,560
Corporate(1)	(22,917)	(13,476)	(64,487)	(37,958)
Total income before taxes	$10,507	$7,403	$22,660	$23,602
(1) Includes amortization of intangibles of $8,615 and $26,468 for the three and nine months ended October 3, 2020, respectively, and $5,234 and $15,317 for the three and nine months ended September 28, 2019, respectively.

	October 3, 2020	December 28, 2019
Assets
INF	$287,419	$303,239
BTS	132,497	131,967
GEO	342,889	365,605
Corporate(1)	120,519	92,326
Total assets	$883,324	$893,137
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

	Three Months Ended October 3, 2020				Nine Months Ended October 3, 2020
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$95,420	$37,278	$34,377	$167,075	$267,736	$112,460	$109,846	$490,042
Foreign	—	2,583	291	2,874	—	7,150	926	8,076
Total gross revenues	$95,420	$39,861	$34,668	$169,949	$267,736	$119,610	$110,772	$498,118

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended September 28, 2019				Nine Months Ended September 28, 2019
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$87,572	$41,872	$—	$129,444	$247,634	$121,829	$—	$369,463
Foreign	—	1,588	—	1,588	—	6,877	—	6,877
Total gross revenues	$87,572	$43,460	$—	$131,032	$247,634	$128,706	$—	$376,340

Gross revenue by customer were as follows:

	Three Months Ended October 3, 2020				Nine Months Ended October 3, 2020
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$73,288	$17,522	$24,861	$115,671	$206,395	$53,011	$77,899	$337,305
Private sector	22,132	22,339	9,807	54,278	61,341	66,599	32,873	160,813
Total gross revenues	$95,420	$39,861	$34,668	$169,949	$267,736	$119,610	$110,772	$498,118

	Three Months Ended September 28, 2019				Nine Months Ended September 28, 2019
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$69,297	$17,899	$—	$87,196	$209,837	$50,471	$—	$260,308
Private sector	18,275	25,561	—	43,836	37,797	78,235	—	116,032
Total gross revenues	$87,572	$43,460	$—	$131,032	$247,634	$128,706	$—	$376,340

Gross revenues by contract type were as follows:

	Three Months Ended October 3, 2020				Nine Months Ended October 3, 2020
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$92,719	$32,402	$34,668	$159,789	$255,716	$96,776	$110,772	$463,264
Fixed-unit price contracts	2,701	7,459	—	10,160	12,020	22,834	—	34,854
Total gross revenues	$95,420	$39,861	$34,668	$169,949	$267,736	$119,610	$110,772	$498,118

	Three Months Ended September 28, 2019				Nine Months Ended September 28, 2019
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$84,426	$31,797	$—	$116,223	$240,166	$99,935	$—	$340,101
Fixed-unit price contracts	3,146	11,663	—	14,809	7,468	28,771	—	36,239
Total gross revenues	$87,572	$43,460	$—	$131,032	$247,634	$128,706	$—	$376,340

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Note 15 – Leases
The Company primarily leases property under operating leases and has six equipment operating leases for aircrafts used by the operations of QSI. The Company's property operating leases consist of various office facilities, which it leases from unrelated parties. The Company uses a portfolio approach to account for such leases due to the similarities in characteristics and apply an incremental borrowing rate based on estimates of rates the Company would pay for senior collateralized loans over a similar term. The Company's office leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for lease components (e.g. fixed payments including rent, real estate taxes and common area maintenance costs) as a single lease component. Some of the Company's leases include one or more options to renew the lease term at its sole discretion; however, these are not included in the calculation of its lease liability or ROU lease asset because they are not reasonably certain of exercise.
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
Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Leases	Classification	October 3, 2020	December 28, 2019
Assets
Operating lease assets	Right-of-use lease asset, net (1)	$46,029	$46,313
Finance lease assets	Property and equipment, net (1)	2,444	2,371
Total leased assets		$48,473	$48,685

Liabilities
Current
Operating	Accrued liabilities	$(13,589)	$(13,108)
Finance	Current portion of notes payable and other obligations	(1,036)	(1,022)
Noncurrent
Operating	Other long-term liabilities	(34,156)	(34,573)
Finance	Notes payable and other obligations, less current portion	(1,456)	(1,685)
Total lease liabilities		$(50,237)	$(50,388)
(1) At October 3, 2020, operating right of-use lease assets and finance lease assets are recorded net of accumulated amortization of $16,366 and $2,242, respectively. At December 28, 2019, operating right-of-use lease assets and finance lease assets are recorded net of accumulated amortization of $9,657 and $1,592, respectively.

Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Weighted - Average Remaining Lease Term (Years)	October 3, 2020	December 28, 2019
Operating leases	5.0	5.0
Finance leases	2.3	2.8

Weighted - Average Discount Rate
Operating leases	4%	4%
Finance leases	7%	7%

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Supplemental cash flow information related to the Company's operating and finance lease liabilities is as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Operating cash flows from operating leases	$3,467	$2,882	$10,406	$7,833
Financing cash flows from finance leases	$266	$218	$801	$543
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,267	$8,015	$12,252	$14,251

The following tables summarize the components of lease cost recognized in the consolidated statements of net income and comprehensive income:

		Three Months Ended	Nine Months Ended
Lease Cost	Classification	October 3, 2020	October 3, 2020
Operating lease cost	Facilities and facilities related	$3,805	$11,247
Variable operating lease cost	Facilities and facilities related	705	2,411
Finance lease cost
Amortization of financing lease assets	Depreciation and amortization	261	770
Interest on lease liabilities	Interest expense	29	90
Total lease cost		$4,800	$14,518

		Three Months Ended	Nine Months Ended
Lease Cost	Classification	September 28, 2019	September 28, 2019
Operating lease cost	Facilities and facilities related	$2,995	$8,237
Finance lease cost
Amortization of financing lease assets	Depreciation and amortization	193	517
Interest on lease liabilities	Interest expense	26	71
Total lease cost		$3,214	$8,825

As of October 3, 2020, maturities of the Company's lease liabilities under its long-term operating leases and finance leases for the next five fiscal years and thereafter are as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2020	$3,798	$331
2021	14,724	992
2022	10,793	802
2023	8,225	489
2024	5,729	216
Thereafter	9,740	7
Total lease payments	53,009	2,837
Less: Interest	(5,264)	(345)
Present value of lease liabilities	$47,745	$2,492

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
Overview
We are a provider of professional and technical engineering and consulting solutions to public and private sector clients. We focus on the infrastructure, utility services, construction, real estate, and environmental markets. We primarily focus on the following business service verticals: testing, inspection & consulting, infrastructure support services, utility services, buildings & program management, environmental health sciences, and geospatial technology services. Our primary clients include U.S. federal, state, municipal, and local government agencies, and military and defense clients. We also serve quasi-public and private sector clients from the education, healthcare, utility services, and public utilities, including schools, universities, hospitals, health care providers, insurance providers, large utility service providers, and large to small utility service producers.
Fiscal Year
We operate on a "52/53 week" fiscal year ending on the Saturday closest to the calendar quarter end, and fiscal 2020 contains 53 weeks compared to fiscal 2019, which contained 52 weeks. As a result, the third quarter of fiscal 2020 ended October 3, 2020 included 14 weeks compared to the third quarter of fiscal 2019 ended September 28, 2019, which included 13 weeks.
Recent Acquisitions

On July 16, 2020, we acquired Mediatech FZ, LLC and Mediatech Information Technology Consultants ("Mediatech"), a technology company providing security, enterprise IT, and building technology solutions in the Middle East and North Africa (MENA) region and South East Asia. Mediatech provides technology design services for the hospitality, industrial, healthcare, commercial, retail, and convention center markets. The aggregate purchase price is up to $1,949, including $882 of cash and $500 in promissory note, payable in four equal installments of $125 due on the first, second, third, and fourth anniversaries of the closing date. The purchase price also includes $312 of our common stock payable in four equal installments due at closing and on the first, second and third anniversaries of the closing date. Further, the purchase price includes $255 in additional contingent payments. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed we performed a purchase price allocation. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC Topic 805, Business Combinations ("ASC 805"). The acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.
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
Impact of COVID-19 on Our Business
The COVID-19 pandemic has significantly impacted global stock markets and economies. We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our customers and employees. While COVID-19 did not have a material adverse effect on our reported results for the first nine months of the fiscal year, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. We intend to continue to monitor the impact of COVID-19 pandemic on our business closely.
Critical Accounting Policies and Estimates
For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations that is included in the 2019 Form 10-K.
Results of Operations
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Gross revenues	$169,949	$131,032	$498,118	$376,340
Direct costs	83,188	67,536	243,373	195,975
Gross profit	86,761	63,496	254,745	180,365
Operating expenses	72,523	55,671	220,164	155,533
Income from operations	14,238	7,825	34,581	24,832
Interest expense	(3,731)	(421)	(11,921)	(1,230)
Income tax expense	(2,753)	(1,560)	(6,215)	(3,422)
Net income	$7,754	$5,843	$16,445	$20,180
Three Months Ended October 3, 2020 Compared to the Three Months Ended September 28, 2019.
Gross Revenues
Our consolidated gross revenues increased by $38,917, or 29.7%, for the three months ended October 3, 2020 compared to the three months ended September 28, 2019. The increase in gross revenues was primarily due to the contributions from QSI of $34,668. Additionally, we had increases in gross revenues from our liquefied natural gas business of $5,493 and other acquisitions completed since the second quarter of 2019 contributed incremental gross revenue of $2,449. These increases were partially offset by a decrease in gross revenue from our real estate transactional services and hospitality-related services of $4,482.

Gross Profit
As a percentage of gross revenues, our gross profit margin was 51.1% and 48.5% for the three months ended October 3, 2020 and September 28, 2019, respectively. The increase in gross profit margin was primarily due to a change in our mix of business resulting from the QSI acquisition. As a percentage of gross revenues, direct salaries and wages decreased 3.3%, primarily as a result of our mix of work performed. This decrease was partially offset by increases in other direct costs and sub-consultant services as a percentage of gross revenues of 0.6%, and 0.1%, respectively, primarily as a result of our mix of work performed.
Operating expenses
Our operating expenses increased $16,852, or 30.3% for the three months ended October 3, 2020 compared to the three months ended September 28, 2019. The increase in operating expenses primarily resulted from increased payroll and performance-based compensation costs of $10,322, increased general and administrative costs of $2,188, and an increase in intangible asset amortization expense of $3,381, primarily as a result of our acquisitions.

Interest Expense
Our interest expense increased $3,310 for the three months ended October 3, 2020 compared to the three months ended September 28, 2019. The increase in interest expense primarily resulted from the increased level of indebtedness associated with the QSI acquisition.

Income taxes
Our effective income tax rate was 26.2% and 22.9% for the three months ended October 3, 2020 and September 28, 2019, respectively. The increase in the effective tax rate was primarily due to a change in the overall geographic mix of earnings.

Net income
Our net income increased $1,911 for three months ended October 3, 2020, or 32.7%, compared to three months ended September 28, 2019. The increase was primarily a result of an increase gross profit of $23,265. The increase in net income was primarily a result of the increase in gross profit related to the acquisition of QSI. This increase was partially offset by an increase in stock-based compensation expense of $1,201, an increase in intangible asset amortization expense of $3,381, an increase in depreciation expense of $1,469, and an increase in interest expense of $3,310.
Nine Months Ended October 3, 2020 Compared to the Nine Months Ended September 28, 2019.
Gross Revenues
Our consolidated gross revenues increased by $121,778, or 32.4%, for the nine months ended October 3, 2020 compared to the nine months ended September 28, 2019. The increase in gross revenues was primarily due to the contribution from QSI of $110,772. Additionally, other acquisitions completed since the first quarter of 2019 contributed incremental gross revenues of $32,733. This increase was partially offset by a decrease in gross revenue from our liquefied natural gas business of $10,277 and a decrease in our real estate transactional services and hospitality-related services of $10,745.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 51.1% and 47.9% for the nine months ended October 3, 2020 and September 28, 2019, respectively. The increase in gross profit margin was primarily due to a change in our mix of business resulting from the QSI acquisition. As a percentage of gross revenues, direct salaries and wages decreased 2.7% and other direct costs decreased 1.1% as a percentage of gross revenues, primarily as a result of our mix of work performed. These decreases were partially offset by a 0.6% increase in sub-consultant services as a percentage of gross revenue, primarily as a result of our mix of work performed.

Operating expenses
Our operating expenses increased $64,631, or 41.6% for the nine months ended October 3, 2020 compared to the nine months ended September 28, 2019. The increase in operating expenses primarily resulted from increased payroll and performance-based compensation costs of $40,025, increased general and administrative costs of $7,410, an increase in facilities and facilities related expense of $3,718, an increase in intangible asset amortization expense of $11,151, and an increase in depreciation expense of $2,328, primarily as a result of our acquisitions.

Interest Expense
Our interest expense increased $10,691 for the nine months ended October 3, 2020 compared to the nine months ended September 28, 2019. The increase in interest expense primarily resulted from the increased level of indebtedness associated with the QSI acquisition.

Income taxes
Our effective income tax rate was 27.4% and 24.1% for the nine months ended October 3, 2020 and September 28, 2019, respectively. The increase in the effective tax rate was primarily the result of tax expense on stock-based payments of $240 during the nine months ended October 3, 2020 as compared to excess tax benefits from stock-based payments of $2,592 during the nine months ended September 28, 2019. The increase in our tax expense on stock-based payments during the nine months ended October 3, 2020 was a result of the decrease in our stock price as it relates to the value of stock vested during the period.

Net income
Our net income decreased $3,735 for the nine months ended October 3, 2020, or 18.5%, compared to the nine months ended September 28, 2019. The decrease was primarily a result of an increase in stock-based compensation expense of $3,911, an increase in intangible asset amortization expense of $11,151, an increase in depreciation expense of $4,621, and an increase in interest expense of $10,691. These increases in expenses were partially offset by an increase in gross profit of $74,380 primarily due to our 2019 acquisitions and our effective income tax on those items discussed above.
Segment Results of Operations
The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Gross revenues
INF	$95,420	$87,572	$267,736	$247,634
BTS	39,861	43,460	119,610	128,706
GEO	34,668	—	110,772	—
Total gross revenues	$169,949	$131,032	$498,118	$376,340

Segment income before taxes
INF	$19,707	$14,008	$48,844	$41,273
BTS	$5,944	$6,871	$16,772	$20,287
GEO	$7,773	$—	$21,531	$—
For additional information regarding our reportable segments, see Note 14, Reportable Segments, of the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Three Months Ended October 3, 2020 Compared to Three Months Ended September 28, 2019
INF Segment
Our gross revenues from INF increased $7,848, or 9.0%, during the three months ended October 3, 2020 compared to the three months ended September 28, 2019. The increase in gross revenues is due to increases in our liquefied natural gas business of $5,493 and contributions from acquisitions completed since the third quarter of 2019 of $2,449.

Segment Income before Taxes from INF increased $5,699, or 40.7%, during the three months ended October 3, 2020 compared to the three months ended September 28, 2019. The increase was primarily due to acquisitions completed since the third quarter of 2019.
BTS Segment
Our gross revenues from BTS decreased $3,599, or 8.3% during the three months ended October 3, 2020 compared to the three months ended September 28, 2019. The decrease in gross revenues was due to decreases in our real estate transactional services and hospitality-related services totaling $4,482 primarily as a result of the COVID-19 pandemic.
Segment Income before Taxes from BTS decreased $927, or 13.5% during the three months ended October 3, 2020 compared to the three months ended September 28, 2019. The decrease was due to lower gross revenues primarily as a result of the COVID-19 pandemic.
GEO Segment
Our gross revenues from GEO was $34,668 during the three months ended October 3, 2020. Gross revenues were primarily derived from public and quasi-public sector clients, which contributed $24,861 of gross revenues. Private sector clients contributed gross revenues of $9,807 during the three months ended October 3, 2020.
Segment Income before Taxes for GEO was $7,773 during the three months ended October 3, 2020.
Nine Months Ended October 3, 2020 Compared to Nine Months Ended September 28, 2019
INF Segment
Our gross revenues from INF increased $20,102, or 8.1%, during the nine months ended October 3, 2020 compared to the nine months ended September 28, 2019. The increase in gross revenues is due to incremental revenue of $27,172 from acquisitions completed since the beginning of fiscal 2019. This increase was partially offset by a decrease in gross revenue from our liquefied natural gas business of $10,277.
Segment Income before Taxes from INF increased $7,571, or 18.3%, during the nine months ended October 3, 2020 compared to the nine months ended September 28, 2019. The increase was primarily due to acquisitions completed since the beginning of fiscal 2019.
BTS Segment
Our gross revenues from BTS decreased $9,096, or 7.1% during the nine months ended October 3, 2020 compared to the nine months ended September 28, 2019. The decrease in gross revenues was due to decreases in our real estate transactional services and hospitality-related services totaling $10,745 primarily as a result of the COVID-19 pandemic.
Segment Income before Taxes from BTS decreased $3,515, or 17.3% during the nine months ended October 3, 2020 compared to the nine months ended September 28, 2019. The decrease was due to a lower gross revenues primarily as a result of the COVID-19 pandemic.
GEO Segment
Our gross revenues from GEO was $110,772 during the nine months ended October 3, 2020. Gross revenues were primarily derived from public and quasi-public sector clients, which contributed $77,899 of gross revenues. Private sector clients contributed gross revenues of $32,873 during the nine months ended October 3, 2020.
Segment Income before Taxes for GEO was $21,531 during the nine months ended October 3, 2020.
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

Operating activities
Net cash provided by operating activities was $72,419 for the nine months ended October 3, 2020, compared to $21,557 during the nine months ended September 28, 2019. The increase was a result of the growth in our revenues primarily driven by our acquisitions and changes in our working capital. The changes in our working capital primarily resulted from increased accrued liabilities of $9,492 related to timing of payments, increased advanced billings of $11,678 related to liquefied natural gas projects, and a decrease of $7,450 in prepaid expenses and other assets primarily as a result of decreased prepaid income taxes of $2,861, decreased prepaid insurance of $3,196, and a decrease in other receivables of $1,272. Additionally, accounts receivable decreased $4,566 as a result of increased collections during the nine months ended October 3, 2020.
Investing activities
During the nine months ended October 3, 2020 and September 28, 2019, net cash used in investing activities totaled $8,171 and $31,175, respectively. The decrease in cash used in investing activities was primarily a result of decreased acquisition activity, partially offset by an increase in the purchase of property and equipment during the nine months ended October 3, 2020.
Financing activities

Cash flows used in financing activities during the nine months ended October 3, 2020 totaled $32,051 compared to net cash provided by financing activities of $304 during the nine months ended September 28, 2019. The change was primarily due to principal payments on our debt of $30,691 during the nine months ended October 3, 2020 compared to $8,483 during the nine months ended September 28, 2019. Additionally, we had $10,000 in borrowings on our Senior Credit Facility during the nine months ended September 28, 2019.
Financing
Senior Credit Facility
On December 20, 2019 (the "Closing Date"), we amended and restated our Credit Agreement (the "A&R Credit Agreement"), dated December 7, 2016, as amended on December 20, 2018, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of our subsidiaries as guarantors. Pursuant to the A&R Credit Agreement, the lenders provided term commitments of $150,000 in the aggregate in a single draw on the Closing Date to fund the acquisition of QSI and various costs and expenses relating thereto and revolving commitments totaling $215,000 in the aggregate. The revolving commitment is available through December 20, 2024 (the "Maturity Date"), at which time the term commitments and revolving commitments will be due and payable in full. An aggregate amount of $320,500 was drawn under the A&R Credit Agreement on the Closing Date to fund the QSI acquisition and repay previously existing borrowings. Borrowings under the A&R Credit Agreement are secured by a first priority lien on substantially all of our assets. The A&R Credit Agreement also includes an accordion feature permitting us to request an increase in either the term facility or the revolver facility under the A&R Credit Agreement by an additional amount of up to $100,000 in the aggregate.
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

    These financial covenants also require us to maintain a consolidated fixed charge coverage ratio of no less than 1.20 to 1.00 as of the end of any measurement period. As of October 3, 2020, we were in compliance with the financial covenants.
The Amended A&R Credit Agreement also amended pricing terms which remain variable and tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on our consolidated leverage ratio. As of October 3, 2020 our interest rate was 3.8%.
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
Other Obligations
On July 16, 2020, we acquired Mediatech. The purchase price allowed for the payment of $230 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in three equal annual installments. At October 3, 2020, the outstanding balance on this obligation was $230.
On July 1, 2019, we acquired GeoDesign. The purchase price allowed for the payment of $425 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable on the first and second anniversary of July 1, 2019. The outstanding balance on this obligation was $44 and $382 as of October 3, 2020 and December 28, 2019, respectively.
On June 3, 2019, we acquired Page One. The purchase price allowed for the payment of $200 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable on the first anniversary of June 3, 2019. There was no outstanding balance on this obligation as of October 3, 2020. At December 28, 2019, the outstanding balance of this obligation was $181.
On December 31, 2018, we acquired certain assets of Celtic. The purchase price allowed for the payment of $200 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable on the first anniversary of December 31, 2018. There was no outstanding balance on this obligation as of October 3, 2020. At December 28, 2019, the outstanding balance of this obligation was $181.
On November 2, 2018, we acquired CHI. The purchase price allowed for the payment of $3,000 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in three equal annual installments. At October 3, 2020 and December 28, 2019, the outstanding balance of this obligation was $1,754.
On February 2, 2018, we acquired CSA. The purchase price allowed for the payment of $250 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of October 3, 2020. At December 28, 2019, the outstanding balance of this obligation was $111.
On January 12, 2018, we acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of October 3, 2020. At December 28, 2019, the outstanding balance of this obligation $267.

Uncollateralized Promissory Notes
On July 16, 2020, we acquired Mediatech. The purchase price included an uncollateralized $500 promissory note ("Mediatech Note") payable in four equal annual installments. The outstanding balance of the Mediatech Note was $500 as of October 3, 2020.
On July 1, 2019, we acquired GeoDesign. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("GeoDesign Note") and payable in four equal annual installments. The outstanding balance of the GeoDesign Note was $1,500 and $2,000 as of October 3, 2020 and December 28, 2019, respectively.
On June 3, 2019, we acquired Alta. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("Alta Note") and payable in four equal annual installments. The outstanding balance of the Alta Note was $1,500 and $2,000 as of October 3, 2020 and December 28, 2019, respectively.
On June 3, 2019, we acquired Page One. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% ("Page One Note") and payable in three equal annual installments. The outstanding balance of the Page One Note was $700 and $1,000 as of October 3, 2020 and December 28, 2019, respectively.
On March 22, 2019, we acquired The Sextant Group. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 4.0% ("The Sextant Group Note") and payable in four equal annual installments. The outstanding balance of The Sextant Group Note was $3,000 and $3,140 as of October 3, 2020 and December 28, 2019, respectively.
On December 31, 2018, we acquired certain assets of Celtic. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Celtic Note") payable in three equal annual installments. The outstanding balance of the Celtic Note was $200 and $300 as of October 3, 2020 and December 28, 2019, respectively.
On November 2, 2018, we acquired CHI. The purchase price included an uncollateralized $15,000 promissory note bearing interest at 3.0% (the "CHI Note") payable in four equal annual installments. The outstanding balance of the CHI Note was $11,250 as of October 3, 2020 and December 28, 2019.
On August 24, 2018, we acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% payable in four equal annual installments of $1,000. The outstanding balance of the CALYX Note was $2,000 and $3,000 as of October 3, 2020 and December 28, 2019, respectively.
On February 2, 2018, we acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "CSA Note") payable in four equal annual installments of $150,000. The outstanding balance of the CSA Note was $300 and $450 as of October 3, 2020 and December 28, 2019, respectively.
On January 12, 2018, we acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the "Butsko Note") payable in four equal annual installments of $250. The outstanding balance of the Butsko Note was $500 and $750 as of October 3, 2020 and December 28, 2019, respectively
On September 6, 2017, we acquired all of the outstanding interests in Marron. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Marron Note") payable in three equal annual installments of $100. There was no outstanding balance on the Marron Note as of October 3, 2020. As of December 28, 2019, the outstanding balance of the Marron Note was $100.
On June 6, 2017, we acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the "RDK Note") payable in four equal annual installments of $1,375. The outstanding balance of the RDK Note was $1,375 and $2,750 as of October 3, 2020 and December 28, 2019, respectively.
On May 4, 2017, we acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "H&K Note") payable in four equal annual installments of $150. The outstanding balance of the H&K Note was $150 and $300 as of October 3, 2020 and December 28, 2019, respectively.
On May 1, 2017, we acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the "Lochrane Note") payable in four equal annual installments of $413. The outstanding balance of the Lochrane Note was $413 and $825 as of October 3, 2020 and December 28, 2019, respectively.
On December 6, 2016, we acquired all of the outstanding interests of CivilSource. The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the "CivilSource Note") payable in four equal annual installments of $875. The outstanding balance of the CivilSource Note was $875 and $1,502 as of October 3, 2020 and December 28, 2019, respectively.
On November 30, 2016, we acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the "Hanna Note") payable in four equal annual installments of $675. The outstanding balance of the Hanna Note was $675 as of October 3, 2020 and December 28, 2019.
On October 26, 2016, we acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the "JBA Note") payable in five equal annual installments of $1,400. The outstanding balance of the JBA Note was $3,029 and $4,163 as of October 3, 2020 and December 28, 2019, respectively.
On September 12, 2016, we acquired certain assets of Weir. The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the "Weir Note") payable in four equal annual installments of $125. There was no outstanding balance on the Weir Note as of October 3, 2020. As of December 28, 2019, the outstanding balance of the Weir Note was $125.
On May 20, 2016, we acquired all of the outstanding equity interests of Dade Moeller. The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the "Dade Moeller Notes") payable in four equal annual installments of $1,500. There was not outstanding balance on the Dade Moeller Notes as of October 3, 2020. As of December 28, 2019, the outstanding balance of the Dade Moeller Notes was $1,497.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of October 3, 2020.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of October 3, 2020, there was $299,707 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $2,997 annually.
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
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended October 3, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, in March certain employees of the Company began working remotely. As a result of these changes to the working environment, the Company has not identified any material changes in the Company's internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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

NV5 GLOBAL, INC.

/s/ Edward Codispoti
Date: November 12, 2020	Edward Codispoti Chief Financial Officer (Principal Financial and Accounting Officer)