Form 10-K
period 2021-01-02
NV5 Global, Inc.
filed 2021-03-03
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last business day of the registrant’s most recently completed second fiscal quarter was approximately $507.5 million. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 25, 2021, there were 13,295,685 shares outstanding of the registrant’s common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2021 definitive Proxy Statement are incorporated by reference into Part III of this Form 10-K.

NV5 GLOBAL, INC.
FORM 10-K ANNUAL REPORT

Cautionary Statement about Forward Looking Statements
Our disclosure and analysis in this Annual Report on Form 10-K and in our 2020 Annual Report to Stockholders, including all documents incorporated by reference, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “project,” “may,” “might,” “should,” “would,” “will,” “likely,” “will likely result,” “continue,” “could,” “future,” “plan,” “possible,” “potential,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance.
Forward-looking statements are not historical factors and should not be read as a guarantee or assurance of future performance or results, and will not necessarily be accurate indications of the times at, or by, or if such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith beliefs, expectations and assumptions as of that time with respect to future events. Because forward-looking statements relate to the future, they are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•the ongoing effects of the global COVID-19 pandemic;
•our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
•changes in demand from the local and state government and private clients that we serve;
•general economic conditions, nationally and globally, and their effect on the demand and market for our services;
•fluctuations in our results of operations;
•the government’s funding and budgetary approval process;
•the possibility that our contracts may be terminated by our clients;
•our ability to win new contracts and renew existing contracts;
•our dependence on a limited number of clients;
•our ability to complete projects timely, in accordance with our customers’ expectations, or profitability;
•our ability to successfully execute our mergers and acquisitions strategy, including the integration of new companies into our business;
•our ability to successfully manage our growth strategy;
•our ability to raise capital in the future;
•competitive pressures and trends in our industry and our ability to successfully compete with our competitors;
•our ability to avoid losses under lump-sum contracts;
•the credit and collection risks associated with our clients;
•our ability to comply with procurement laws and regulations;
•changes in laws, regulations, or policies;
•the enactment of legislation that could limit the ability of local, state and federal agencies to contract for our privatized services;
•our ability to complete our backlog of uncompleted projects as currently projected;
•the risk of employee misconduct or our failure to comply with laws and regulations;

•our ability to control, and operational issues pertaining to, business activities that we conduct with business partners and other third parties;
•significant influence by our principal stockholder and the existence of certain anti-takeover measures in our governing documents; and
•other factors identified throughout this Annual Report on Form 10-K, including those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”
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

PART I
ITEM 1.    BUSINESS
Overview
    NV5 Global is a provider of professional and technical engineering and consulting solutions to public and private sector clients in the infrastructure, utility services, construction, real estate, and environmental markets, operating nationwide and abroad. The Company's clients include the U.S. federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to:

●	Utility services	●	MEP & technology engineering
●	LNG services	●	Commissioning
●	Engineering	●	Program management
●	Civil program management	●	Environmental health & safety
●	Surveying	●	Real estate transaction services
●	Testing, inspection & consulting (TIC)	●	Energy efficiency services
●	Code compliance consulting	●	3D geospatial data modeling
●	Forensic engineering	●	Environmental & natural resources
●	Litigation support	●	Robotic survey solutions
●	Ecological studies	●	Geospatial data applications & software
As the needs of our clients have evolved and the Company has grown, we organized into three operating and reportable segments:
•Infrastructure (INF), includes our engineering, civil program management, utility services, and construction quality assurance, testing and inspection practices;
•Building, Technology & Sciences (BTS), includes our environmental health, buildings program management, and MEP & technology engineering practices; and
•Geospatial Solutions ("GEO"), includes our geospatial solution practices.
NV5 Global originally operated as "Nolte Associates, Inc." in California prior to its acquisition in 2010. The Company completed its initial public offering in March 2013 and has since expanded its scope and service offerings organically and through acquisitions. We are headquartered in Hollywood, Florida, and operate our business from over 106 locations in the U.S. and abroad. All of the Company's offices utilize its shared services platform, which consists of human resources, marketing, finance, information technology, legal, corporate development, and other resources. The platform is scalable and optimizes the performance and efficiency of our business as we grow. Our centralized shared services platform allows us to better manage our business through the application of universal financial and operational controls and procedures and increased efficiencies, and drives lower-cost solutions.
Our primary clients include United States federal, state, municipal, and local government agencies, and military and defense clients. We also serve quasi-public and private sector clients from the education, healthcare, utility services, and public utility industries, including schools, universities, hospitals, health care providers, insurance providers, large utility service providers, and large to small utility service producers.
During our 70 years in the engineering and consulting business, we have worked and continue to work with many clients including (in alphabetical order):

Airports	Commercial
Boston Logan Airport, MA	Bronx Zoo Astor Court Reconstruction, NY
Chicago O’Hare International Airport, IL	Cleveland Museum of Art, OH
Dallas Fort Worth International Airport, TX	Las Vegas City Hall, NV
Fort Lauderdale Hollywood International Airport, FL	Manhattan Waterfront Greenway Improvement, NY
JFK International Airport, NY	Massachusetts Division of Capital Asset Management, MA
McCarran International Airport, NV	Rose Bowl Stadium, CA

Miami International Airport, FL	The National World War II Museum, LA
Orlando International Airport, FL	Healthcare
San Diego International Airport, CA	Atrium Health, NC
Education and Public Institutions	Boston Children's Hospital, MA
Harvard University, MA	Cleveland Clinic, OH
Michigan State University, MI	Tufts Medical Center, MA
Princeton University, NJ	University of Kansas Medical Center, KS
Rutgers University, NJ	Hospitality
Rice University, TX	Wynn Resorts, NV & Macau
Stanford University, CA	Military
University of San Diego, CA	Peterson Air Force Base, CO
University of Illinois, IL	U.S. Department of Defense
University of Iowa, IA	U.S. Department of Veteran Affairs
University of Maryland, MD	Power and Utilities
University of Massachusetts, MA	Florida Power and Light, FL
University of Miami, FL	Minnesota Power, MN
University of Minnesota, MN	National Grid
University of North Carolina, NC	New York Power Authority, NY
University of Texas, TX	PECO Energy Company
University of Utah, UT	Portland General Electric, OR
Federal, State, Municipal and Local Government Agencies	Potomac Electric Power Company
Broward County, FL	Sabal Trail Transmission Company
California Department of Resources	San Diego Gas & Electric, CA
City of Albuquerque, NM	Southern California Gas Company, CA
City of Austin, TX	Spectra Energy, TX
City of Bakersfield, CA	Transportation
City of Carlsbad, CA	California Department of Transportation, or Caltrans, CA
City of Colorado Springs, CO	California High Speed Rail, CA
City of Fresno, CA	Caldecott Tunnel
City of Miami, FL	Florida Department of Transportation
City of Oceanside, CA	Illinois Department of Transportation
City of Philadelphia, PA	Macau Light Rail System
City of Sacramento, CA	Massachusetts Port Authority
Imperial County, CA	New Jersey Department of Transportation, NJ
Kentucky Commonwealth Office of Technology	New Jersey Turnpike Authority, NJ
Miami-Dade County, FL	New Mexico Department of Transportation
Minnesota Department of Natural Resources	New York Department of Transportation, NY
Montana Department of Natural Resources and Conservation	North Carolina Department of Transportation
New York City Economic Development Corporation, NY	Oregon Department of Transportation
New York Department of Environmental Protection	Port Authority of New York and New Jersey
New York City Housing Authority, NY	South Carolina Department of Transportation
North Carolina Department of Information Technology	Utah Department of Transportation, UT
Oregon Geospatial Enterprise Office	Wisconsin Department of Transportation
Oregon LiDAR Consortium	Water
San Diego County, CA	California Department of Water Resources
Santa Clara County Government, CA	Colorado Water Conservation Board
U.S. Bureau of Land Management	Metropolitan Water District of Southern California, CA

U.S. Department of Homeland Security	National Oceanic and Atmospheric Administration (NOAA)
U.S. Environmental Protection Agency	Poseidon Desalination Plant, CA
U.S. Geological Survey (USGS)	South Florida Water Management District, FL
Washington Department of Natural Resources	Southwest Florida Water Management District
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
Expertise in local markets. To support our vertical service model, we maintain over 106 locations in the United States and abroad. Each of our offices is staffed with licensed or certified professionals who understand the local and regional markets in which they serve. Our local professionals focus on client engagement within their local market while benefiting from the back-office support functions of our shared services platform.
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

Industry-recognized quality of service. We have developed a strong reputation for quality service based upon our industry-recognized depth of experience, ability to attract and retain quality professionals, expertise across multiple service sectors, and our commitment to strategic growth. During the past several years, we have received many industry awards and national rankings, including:

●	Engineering News-Record Top 500 Design Firms (#27 in 2020, #34 in 2019, and #45 in 2018)	●	Environmental Business Journal Achievement Award in Mergers & Acquisitions (2020 and 2013-2018)
●	Zweig Group Hot Firm List - (#1 in 2020, 2019, 2018 and 2017)	●	Environmental Business Journal Achievement Award in Business Achievement - Large Firms (2020)
●	Building Design + Construction Magazine's Giants 300 Report - #6 (2020), #5 (2019), and #9 (2018) Engineering/Architecture Firm	●	Building Design + Construction Magazine's Top 70 Hotel Engineering Firms (#1 in 2019, #2 in 2018)
●	Consulting-Specifying Engineer Magazine Commissioning Giants List - (#10 in 2020 and #12 in 2019)	●	American Consulting Engineers Council - New York Engineering Excellence Awards - 2018 Diamond Award for Freshkills Park Road Project
●	Engineering News-Record Top 150 Global Firms - (#60 in 2020, #70 in 2019, and #87 in 2018)	●	American General Contractors - New Mexico, 2018 Best Buildings Award for Gila Catwalk Trail
●	Engineering News-Record Top 100 Pure Designers - (#13 in 2020, #18 in 2019, and #25 in 2018)	●	2018 Advisory Board at Harvard Graduate School of Design for Sustainable Infrastructure
●	Fortune Magazine's 100 Fastest Growing Firms List (2020, 2019 and 2018)	●	American Consulting Engineers - New York Engineering Excellence Awards - 2018 Platinum Award for Coastal Resiliency in Broad Channel Project
●	Consulting-Specifying Engineer Magazine MEP Giants List - (#19 in 2020 and #17 in 2019)	●	Environmental Business Journal Gold Achievement Award in Business Achievement (2018 and 2017)
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
Continue to focus on public sector clients while building private sector client capabilities. We have historically derived the majority of our revenue from public and quasi-public sector clients. For the fiscal years 2020, 2019, and 2018, approximately 68%, 68%, and 67%, respectively, of our gross revenues was attributable to public and quasi-public sector clients. During unsteady economic periods, we have focused on public sector business opportunities resulting from public agency outsourcing. We are also positioned to address the challenges presented by the aging infrastructure system of the United States, and the need to provide solutions for transportation, energy, water, and wastewater requirements. However, we also seek to obtain additional clients in the private sector, which typically experiences greater growth during times of economic expansion, by networking, participating in certain organizations, and monitoring private project databases. We will continue to pursue private sector clients when such opportunities present themselves. We believe our ability to service the needs of both public and private sector clients gives us the flexibility to seek and obtain engagements regardless of the current economic conditions.
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

Reportable Segments
Historically, the Company operations were organized into two reportable segments. Our Chief Executive Officer, who is the chief operating decision maker ("CODM"), re-evaluated the structure of our internal organization as a result of the 2019 acquisition of Geospatial Holdings, Inc. and its subsidiaries, including Quantum Spatial, Inc. (collectively "QSI"), which resulted in certain changes to our operating and reportable segments. Effective the beginning of fiscal year 2020, our geospatial solution practices were moved from the Company's INF reportable segment to the Company's new GEO reportable segment. To reflect management's revised perspective, the Company is now organized into the following three operating and reportable segments:
Infrastructure (INF) includes our engineering, civil program management, utility services, and construction quality assurance, testing and inspection practices.
Building, Technology & Sciences (BTS) includes our environmental health sciences, buildings and program management, and MEP & technology engineering practices.
Geospatial Solutions (GEO) includes our geospatial technology services practice.
The GEO segment has been created in order to provide greater visibility regarding the operational and financial performance of the Geospatial business given the recent acquisition of QSI. The GEO segment is consistent with how the Company plans and allocates resources, manages its business, and assesses its performance.
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
Testing, Inspection, and Consulting
We provide testing, inspection and consulting services with respect to diverse projects including professional sports stadiums, military facilities, cultural and performing arts centers, airports, hotels, hospitals and health care facilities, fire stations, major public and private universities, and K-12 school districts. We offer these services on an “a la carte” or integrated start-to-finish basis that is intended to guide a client through each phase of a construction project. Our testing, inspection and consulting services generally include site inspections, audits, and evaluations of materials and workmanship necessary to determine and document the quality of the constructed facility. Before a project commences, we offer our clients a variety of assessment services, including environmental, geotechnical, and structural suitability. We perform these pre-construction evaluations in order to help detect any potential problems with the proposed site that could prevent or complicate the successful completion of the project. In addition, we evaluate the onsite building conditions and recommend the best methods and materials for site preparation, excavation, and building foundations.
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
•Mechanical – HVAC system design, air quality management, building automation and control, and sustainability consulting
•Electrical – code consulting, infrastructure design, standby power, building automation, intelligent lighting control, and solar power
•Plumbing – needs analysis, system design, construction administration, and evaluation for fresh, waste, and water system design; gas supply systems; drainage systems; and water conservation and recovery
Commissioning. We provide our clients with a collaborative resource, ensuring that building owners and operators benefit from improved systems performance. Our proprietary Lifecycle Commissioning ® is a systematic, engineering-based process that optimizes building efficiency from initial project concept to decommissioning. In addition, we provide retro-commissioning on existing facilities not originally commissioned which can result in energy consumption savings.
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
Environmental Services
The environmental services we offer include occupational health, safety, and environmental consulting and testing as well as environmental transactional services. More specifically, our experts investigate and analyze environmental conditions both outside and inside a building, and recommend corrective measures and procedures needed to comply with workplace occupational health and safety programs. Our occupational health and safety services include workplace safety audits, ergonomics studies, emergency preparedness plans and response services, and workplace monitoring in regulated industries. We also specialize in the provision of radiation exposure and protection services, as well as nuclear safety and industrial hygiene analyses.
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
Geospatial Solutions (GEO)
Our geospatial solutions include a full spectrum of geospatial data analytic capabilities that leverage leading-edge remote sensing technology and proprietary solutions. More specifically, our proprietary and analytic solutions include autonomous solutions, subscription software, automated enrichment, proprietary algorithms, and cloud-based data engagement. We provide remote sensing and data analytics to enable asset management, reliability and maintainability of assets, safety, and predictive modeling. To take advantage of this growth market, during fiscal year 2019 we acquired QSI, a provider of geospatial solutions for government and commercial applications.
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
We primarily seek acquisitions that allow us to expand or enhance our capabilities in our existing service offerings or to supplement our existing service offerings with new, closely-related service offerings. We pursue opportunities that provide the platform to function as a profitable stand-alone operation, are geographically situated to complement our existing operations, and are profitable with strong potential for organic growth. Acquisition targets must have an experienced management team that is compatible with our culture and thoroughly committed to our strategic direction. We believe we add value to the operations of our acquisitions by providing superior corporate marketing and sales support, cash management, financial controls, information technology, risk management and human resources support through a performance optimization process. Our performance optimization process, which was developed by our executives through their extensive experience acquiring and integrating companies, entails a review of both back office and operational functions in order to, among other things, identify how to improve:
•Inefficiencies related to the delivery of our services to customers
•Performance of a new acquisition through the integration of personnel into our organization
•Risk management of a new acquisition
•Integration of technology and shared services platforms
•Cross-selling opportunities to create synergies within our service offerings
For more information on our recent acquisitions, please refer to the “Recent Acquisitions” section included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6, Business Acquisitions, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Key Clients and Projects
We currently serve approximately 11,100 different clients. Our ten largest clients accounted for approximately 26% of our gross revenues during the year ended January 2, 2021. No individual client represented more than 10% of our gross revenues during years 2020, 2019 or 2018. Although we serve a highly diverse client base, during years 2020, 2019, and 2018 approximately 68%, 68% and 67%, respectively, of our gross revenues was attributable to public and quasi-public sector clients.
Public sector clients include:
•U.S. federal, state, and local government departments, agencies, systems, and authorities
•Transportation agencies
•Educational systems
•Public housing authorities
Quasi-public sector clients include:
•Utility service providers
•Energy producers
•Healthcare providers
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
As our service offerings continue expanding, we anticipate increasing our cross-selling opportunities. Currently, we are often able to offer our testing, inspection and consulting services to clients in conjunction with our infrastructure, engineering, and support services. Another significant area of cross-selling has been our ability to leverage our electrical and gas design services throughout our national geographic network of offices by introducing our services to new utility service organizations.
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
Human Capital Resources
Our experienced employees and management team are our most valuable resources and we are committed to attracting, motivating, and retaining top professionals to service our clients. As of January 2, 2021, we had 3,197 employees, including 2,915 full-time employees, which includes 718 licensed engineers and other professionals. We have been able to locate and engage highly qualified employees as needed and do not expect our growth efforts to be constrained by a lack of qualified personnel. We consider our employee relations to be good.
Our success is directly related to the satisfaction, growth, and development of our employees. We strive to offer a work environment where employee opinions are valued and one that provides our employees the opportunities to use and augment their professional skills. To achieve our human capital goals, we intend to remain focused on providing our personnel with entrepreneurial opportunities to expand our business within their areas of expertise and continue to provide our personnel with personal and professional growth. NV5 emphasizes a number of measures and objectives in managing our human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development, and training, diversity and inclusion, and compensation and pay equity.
COVID-19 and Employee Safety and Wellness. During the COVID-19 pandemic, the safety and well-being of our employees and their families has been a top priority as we continue to serve our customers. Our global pandemic efforts include leveraging the advice and recommendations of infectious disease experts and organizations to establish appropriate safety standards and secure appropriate levels of personal protective equipment for our workforce. Based upon this advice and recommendations, we have adopted and implemented the NV5 COVID-19 Exposure Risk Response Policy ("NV5 COVID Response Plan") to outline the Company's policies and procedures designed to mitigate the potential for transmission of COVID-19 and prevent exposure to illness from certain other infectious disease. Among other things, the NV5 COVID Response Plan memorializes employee, manager, and company responsibilities related to house-keeping and sanitization, hygiene and respiratory etiquette, use of personal protective equipment, employee and visitor screening procedures, leave policies and accommodations, remote working opportunities and infrastructure, and protocols for not reporting to work and/or when to return to work upon potential and/or confirmed COVID-19 exposure or infection.
We believe in supporting our employees’ health and well-being. Our goal is to assist employees in making informed decisions about their health by providing the tools and resources necessary to succeed in a healthier lifestyle. Our wellness program incorporates wellness activities, such as, an annual physical, additional fitness activities, coaching and wellness challenges to support those lifestyle goals. The program is rewards based and employees are offered specific incentives for participation.

Employee Engagement, Development, and Training. We provide all employees with the opportunity to share their opinions and feedback on our culture which helps enhance the employee experience, promote employee retention, drive change, and leverage the overall success of our organization. We provide all employees a wide range of professional development experiences, both formal and informal, at all stages in their careers.
Diversity and Inclusion and Ethical Business Practices. We are committed to fostering work environments that value and promote diversity and inclusion, including NV5's Diversity and Inclusion Program which focuses on initiatives to increase the diversity of our workforce and promote an environment of trust where employees feel safe to express their opinions and perspectives without fear of repercussion. This commitment includes providing equal access to, and participation in, equal employment opportunities, programs, and services without regard to race, religion, color, national origin, disability, sex, sexual orientation, gender identity, stereotypes or assumptions based thereon. We pride ourselves in the development and fair treatment of our global workforce, including generous healthcare and benefit programs for our employees, equal employment hiring practices and policies, anti-harassment, workforce safety, and anti-retaliation policies. We welcome and celebrate our teams’ differences, experiences, and beliefs, and we are investing in a more engaged, diverse, and inclusive workforce.
NV5 also fosters a strong corporate culture that promotes high standards of ethics and compliance for our businesses, including policies that set forth principles to guide employee, officer, director, and vendor conduct, such as our Code of Business Conduct and Ethics. We also maintain a whistleblower policy and anonymous hotline for the confidential reporting of any suspected policy violations or unethical business conduct on the part of our businesses, employees, officers, directors, or vendors and provide training and education to our global workforce with respect to our Code of Business Conduct and Ethics and anti-corruption and anti-bribery policies.
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
We believe our principal publicly listed and private company competitors include the following firms (in alphabetical order): AECOM Technology Corporation (NYSE: ACM), AMEC plc (LSE: AMEC), Bureau Veritas (PAR: BVI), Hill International, Inc. (NYSE: HIL), Intertek Group plc (LSE:ITRK), Jacobs Engineering Group Inc. (NYSE: J), Stantec Inc. (TSE: STN), Tetra Tech, Inc. (NASDAQ: TTEK), Willdan Group (NASDAQ: WLDN), Leidos (NYSE: LDOS), Dewberry, POWER Engineers, and Burns & McDonnell.
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
Regulation
We are regulated in a number of fields in which we operate. We contract with various U.S. governmental agencies and entities. When working with U.S. governmental agencies and entities, we must comply with laws and regulations relating to the formation, administration, and performance of contracts. These laws and regulations contain terms that, among other things:
•require certification and disclosure of all costs or pricing data in connection with various contract negotiations;
•impose procurement regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-based U.S. government contracts; and
•restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
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
Available Information
We use our website www.nv5.com as a channel of distribution of information about NV5 Global, although information contained on our website is not part of, or incorporated into, this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our corporate governance documents, including our code of conduct and ethics, are also available on our website. In this Annual Report on Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC and will be available, free of charge, on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available on our website.
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

Summary Risk Factors
The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.
Risks Related to Our Operations
•We face business disruption and related risks resulting from the recent outbreak of the novel coronavirus 2019 (COVID-19).
•The loss of key personnel or our inability to attract and retain qualified personnel could significantly disrupt our business.
•We depend on the continued services of Mr. Dickerson Wright, our Chairman and Chief Executive Officer.
•Demand from our state and local government and private clients is cyclical.
•Our revenue, expenses, and operating results may fluctuate significantly.
•We derive a majority of our gross revenues from government agencies.
•Federal and state budgetary processes and constraints may have a material adverse impact on us.
•Public sector agencies may modify, curtail or terminate our contracts at any time prior to their completion and, if we do not replace them, we may suffer a decline in revenue.
•We may fail to win or renew contracts with private and public sector clients which may adversely affect our business.
•If we fail to perform on a project, we may incur a loss on that project, which may reduce or eliminate our overall profitability.
•We depend on a limited number of clients for a significant portion of our business.
•Our industry is highly competitive and we may not be able to compete effectively with competitors.
•Losses under lump-sum contracts may adversely impact our business operations and financial results.
•We are subject to client credit risks.
•Public employee unions may seek to limit the ability of public agencies to contract with private firms such as us.
•Our method of revenue recognition could result in a reduction or reversal of previously recorded revenue and profits.
•Our actual business and financial results could differ from estimates and assumptions used to prepare our financial statements.
•Our profitability could suffer if we are not able to maintain adequate utilization of our workforce.
•Failure of our sub-consultants to satisfy their obligations and adversely impact our business operations and financial results.
•Legal proceedings, investigations, and disputes could result in substantial monetary penalties and damages.
•Unavailability or cancellation of third-party insurance coverage would increase our overall risk exposure.
•Our failure to implement and comply with our safety program may adversely impact our financial results.
•Weather conditions and seasonal revenue fluctuations may adversely impact our financial results.
•We have only a limited ability to protect our intellectual property rights.
•We rely on third-party internal and outsourced software to run our critical information systems.
Risks Related to Our Indebtedness
•As a result of our acquisition of QSI, we incurred a significant amount of indebtedness.
•Our indebtedness contains a number of restrictive covenants which could limit our flexibility.
•Our variable rate indebtedness subjects us to interest rate risk.

Risks Related to Our Acquisition Strategy
•We have made and expect to continue to make acquisitions that could disrupt our operations.
•If we are not able to integrate acquired businesses successfully, our business could be harmed.
•We may not be able to successfully manage our growth strategy.
Risks Related to Regulatory Compliance
•As a government contractor, we must comply with procurement laws and are subject to regular government audits.
•Misconduct or compliance failures may adversely impact our reputation as well as subject us to legal actions.
•Changes in laws, regulations, and programs could reduce the demand for our services, negatively impacting our revenue.
•We may be subject to liabilities under environmental laws, including un-indemnified liabilities assumed in acquisitions.
Risks Related to Our Common Stock
•Our Chairman and Chief Executive Officer owns a large percentage of our voting stock.
•Applicable legal protections we have adopted could discourage a takeover and adversely affect existing stockholders.
•Future issuances of our common stock pursuant to our equity incentive plan may have a dilutive effect on your investment.
•We currently do not pay dividends and do not intend to pay dividends on our shares of common stock in the foreseeable future.
General Risk Factors
•Worldwide economic uncertainties may adversely impact our operating results
•We previously identified a material weakness in our internal control over financial reporting
•Catastrophic events may adversely impact our business operations.
•We are highly dependent on information technology - system failures and breaches could significantly affect us.
Risks Related to Our Operations
We face business disruption and related risks resulting from the novel coronavirus 2019 (COVID-19) pandemic, which could have a material adverse effect on our business and results of operations.
    The spread of COVID-19 across the world resulted in the Director General of the World Health Organization declaring the outbreak of COVID-19 as a global pandemic in March 2020. The continued global spread of the COVID-19 pandemic - including the recent discovery of variant strains of the virus - and the responses thereto are complex and rapidly evolving, and the extent to which the pandemic impacts our business, financial condition and results of operations, including the duration and magnitude of such impacts, will depend on numerous evolving factors that we may not be able to accurately predict or assess. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in this Annual Report on Form 10-K, which in turn could materially adversely affect our business, financial condition and results of operations. There may be other adverse consequences to our business, financial condition and results of operations from the spread of COVID-19 that we have not considered or have not become apparent. As a result, we cannot assure you that if COVID-19 continues to spread, it would not have a further adverse impact on our business, financial condition and results of operations.
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
Our revenue, expenses, and operating results may fluctuate significantly because of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. In addition to the other risks described in this “Risk Factors” section, the following factors could cause our operating results to fluctuate:
•delays, increased costs, or other unanticipated changes in contract performance that may affect profitability, particularly with lump-sum contracts or contracts that have funding limits;
•seasonality of the spending cycle of our public sector clients, notably the U.S. federal government, the spending patterns of our private sector clients, and weather conditions;
•budget constraints experienced by our federal, state, and local government clients;
•our ability to integrate any companies that we acquire;
•the number and significance of client contracts commenced and completed during a quarter;
•the continuing creditworthiness and solvency of clients;
•reductions in the prices of services offered by our competitors; and
•legislative and regulatory enforcement policy changes that may affect demand for our services.
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
During fiscal 2020, approximately 68% of our gross revenues was attributable to public and quasi-public sector clients. A significant amount of our revenues are derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.
The demand for our government-related services is generally driven by the level of government program funding. Accordingly, the success and further development of our business depends, in large part, upon the continued funding of these government programs and upon our ability to obtain contracts and perform well under these programs. There are several factors that could materially affect our government contracting business, including the following:
•changes in and delays or cancellations of government programs, requirements, or appropriations;
•budget constraints or policy changes resulting in delay or curtailment of expenditures related to the services we provide;
•re-competes of government contracts;
•the timing and amount of tax revenue received by federal, state, and local governments, and the overall level of government expenditures;
•curtailment in the use of government contracting firms;
•delays associated with insufficient numbers of government staff to oversee contracts;
•the increasing preference by government agencies for contracting with small and disadvantaged businesses, including the imposition of set percentages of prime and subcontracts to be awarded to such businesses for which we would not qualify;
•competing political priorities and changes in the political climate with regard to the funding or operation of the services we provide;
•the adoption of new laws or regulations affecting our contracting relationships with the federal, state, or local governments;
•a dispute with, or improper activity by, any of our subcontractors; and
•general economic or political conditions.
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
The state of California has historically been and is considered to be a key geographic region for our business, as approximately 28%, 27%, and 30% of our gross revenues during fiscal years 2020, 2019, and 2018, respectively, came from California-based projects. Ongoing uncertainty as to the timing and accessibility of budgetary funding, changes in state funding allocations to local agencies and municipalities, or other delays in purchasing for, or commencement of, projects may have a negative impact on our gross revenues and net income.

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
Our ten largest clients accounted for approximately 26% of our gross revenues during the fiscal year ended January 2, 2021. Although no individual client represented more than 10% of our gross revenues during fiscal 2020, 2019, and 2018, the loss of, or reduction in orders from, these large clients could have a material adverse effect on our business, financial condition, and results of operations.
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
Lump-sum contracts typically require the performance of all of the work under the contract for a specified lump-sum fee, subject to price adjustments if the scope of the project changes or unforeseen conditions arise. During fiscal 2020, approximately 45% of our revenue was recognized under lump-sum contracts. Lump-sum contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform, and economic or other changes that may occur during the contract period. Losses under lump-sum contracts could adversely impact our results of operations.
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
Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. We face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. Our ten largest clients accounted for approximately 26% of our gross revenues during fiscal 2020, although no individual client represented more than 10% of our gross revenues during fiscal years 2020, 2019, or 2018. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our ability to collect our receivables and, ultimately, our revenues and results of operations.

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
We account for some of our contracts on the percentage-of-completion method of revenue recognition. During fiscal 2020, these contracts accounted for approximately 45% of our revenue. Generally, our use of this method results in recognition of revenue and profit ratably over the life of the contract based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, including the achievement of award fees as well as the impact of change orders and claims, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenue and profit.
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
To prepare financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”), management is required to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions could affect the reported values of assets, liabilities, revenue, and expenses as well as disclosures of contingent assets and liabilities. For example, we recognize a portion of revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:
•the application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders, and contract claims;
•provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors, and others;
•value of goodwill and recoverability of other intangible assets; and
•valuations of assets acquired and liabilities assumed in connection with business combinations.
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
The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. The rate at which we utilize our workforce is affected by a number of factors, including:
•our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;
•our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces;
•our ability to manage attrition;
•our need to devote time and resources to training, business development, professional development, and other non-chargeable activities; and

•our ability to match the skill sets of our employees to the needs of the marketplace.
If we over-utilize our workforce, our employees may become disengaged, which will impact employee attrition. If we under-utilize our workforce, our profit margin and profitability could suffer.
Failure of our sub-consultants to satisfy their obligations to us or other parties, or the inability to maintain these relationships, may adversely impact our business operations and financial results.
We depend on sub-consultants in conducting our business. There is a risk that we may have disputes with our sub-consultants arising from, among other things, the quality and timeliness of work performed, client concerns, or failure to extend existing task orders or issue new task orders under a subcontract. In addition, if any of our sub-consultants fail to deliver on a timely basis the agreed-upon supplies, go out of business, or fail to perform on a project, our ability to fulfill our obligations may be jeopardized and we may be contractually responsible for the work performed. The absence of qualified sub-consultants with which we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.
We also rely on relationships with other contractors when we act as their sub-consultants or joint venture partner. Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or teaming arrangement relationships with us or if a government agency terminates or reduces these other contractors’ programs, does not award them new contracts, or refuses to pay under a contract.
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
Risks Related to Our Indebtedness
As a result of our acquisition of QSI, we incurred a significant amount of indebtedness.

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
Our credit agreement contains a number of significant covenants that impose operating and other restrictions on us and our subsidiaries. Such restrictions affect or could affect, and in many respects limit or prohibit, among other things, our ability and the ability of certain of our subsidiaries to:
•incur additional indebtedness;
•create liens;
•pay dividends and make other distributions in respect of our equity securities;
•redeem our equity securities;
•enter into certain lines of business;
•make certain investments or certain other restricted payments;

•sell certain kinds of assets;
•enter into certain types of transactions with affiliates; and
•undergo a change in control or effect certain mergers or consolidations.
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
A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under the credit agreement. If an event of default occurs, the lenders under the credit agreement could elect to:
•declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;
•require us to apply all of our available cash to repay the borrowings; or
•prevent us from making debt service payments on certain of our borrowings.
If we were unable to repay or otherwise refinance these borrowings when due, the lenders under the credit agreement could sell the collateral securing the credit agreement, which constitutes a significant majority of our domestic subsidiaries' assets.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our credit agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though any amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of January 2, 2021, we had $283.8 million outstanding under the credit agreement. We may determine to enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in the future in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.
Risks Related to Our Acquisition Strategy
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
A key part of our growth strategy is to acquire other companies that complement our service offerings or broaden our technical capabilities and geographic presence. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts. For example:
•we may not be able to identify suitable acquisition candidates or acquire additional companies on acceptable terms;
•we may pursue international acquisitions, which inherently pose more risk than domestic acquisitions;
•we compete with others to acquire companies, which may result in decreased availability of, or increased price for, suitable acquisition candidates;
•we may not be able to obtain the necessary financing on favorable terms, or at all, to finance any of our potential acquisitions;
•we may ultimately fail to consummate an acquisition even if we announce that we plan to acquire a company; and
•acquired companies may not perform as we expect, and we may fail to realize anticipated revenue and profits.
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
Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of the combining companies may result in unanticipated problems, expenses, liabilities, and competitive responses, and may cause our stock price to decline. The difficulties of integrating an acquisition include, among others:
•unanticipated issues in integration of information, communications, and other systems;
•unanticipated incompatibility of logistics, marketing, and administration methods;
•maintaining employee morale and retaining key employees;
•integrating the business cultures of both companies;
•preserving important strategic client relationships;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations; and
•coordinating geographically separate organizations.
In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings, or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Further, acquisitions may also cause us to:
•issue securities that would dilute our current stockholders’ ownership percentage;
•use a substantial portion of our cash resources;
•increase our interest expense, leverage, and debt service requirements if we incur additional debt to pay for an acquisition;
•assume liabilities, including environmental liabilities, for which we do not have indemnification from the former owners or have indemnification that may be subject to dispute or concerns regarding the creditworthiness of the former owners;
•record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential impairment charges;
•experience volatility in earnings due to changes in contingent consideration related to acquisition liability estimates;
•incur amortization expenses related to certain intangible assets;
•lose existing or potential contracts as a result of conflict of interest issues;
•incur large and immediate write-offs; or
•become subject to litigation.
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

Risks Related to Regulatory Compliance
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
Risks Related to Our Common Stock
Our Chairman and Chief Executive Officer owns a large percentage of our voting stock, which may allow him to have a significant influence on all matters requiring stockholder approval.
Mr. Dickerson Wright, our Chairman and Chief Executive Officer, beneficially owned 1,963,825 shares, or approximately 14.8% of our common stock on a fully diluted basis as of February 25, 2021. Accordingly, Mr. Wright has the power to significantly influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including decisions regarding mergers, going private transactions, and other extraordinary transactions, and to significantly influence the terms of any of these transactions. Although Mr. Wright owes our stockholders certain fiduciary duties as a director and an executive officer, Mr. Wright could take actions to address his own interests, which may be different from those of our other stockholders.
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
As of January 2, 2021, we have registered an aggregate of 2,421,731 shares of common stock reserved under Registration Statements on Form S-8 and we may file additional Registration Statements on Form S-8 to register additional shares reserved under our equity incentive plan or employee stock purchase plan. Issuance of shares of common stock pursuant to our equity incentive plan or employee stock purchase plan may have a dilutive effect on our common stock. Also, all shares issued pursuant to a Registration Statement on Form S-8 can be freely sold in the public market upon issuance, subject to restrictions on our affiliates under Rule 144 promulgated by the SEC under the Securities Act of 1933, as amended. If a large number of these shares are sold in the public market, the sales may be viewed negatively by the market and adversely affect the market price of our common stock.

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
General Risk Factors
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
As disclosed under Item 9A. Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 29, 2018, management concluded that a material weakness in our internal control over financial reporting existed as of December 29, 2018. This material weakness related to internal control deficiencies over the initial set up of project contracts in our project management system and adequate documentation to support the analysis of certain percentage of completion projects. During 2019, we completed the remediation measures related to the material weakness and concluded that our internal controls over financial reporting are effective as of December 28, 2019. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. Failure to maintain effective internal controls over financial reporting may adversely affect the accuracy and reliability of our financial statements and have other consequences that may materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by the SEC or other regulatory authorities, possible defaults under our credit agreement, shareholder lawsuits, a loss of investor confidence, and damage to our reputation.
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
We need to protect our own internal trade secrets and other business confidential information from disclosure. We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients' proprietary or classified information. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue as cyber security threats have been rapidly evolving in sophistication and becoming more prevalent in the industry.
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
ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Holders
Our common stock is listed on the Nasdaq Capital Market under the symbol NVEE. As of February 25, 2021, there were 2,020 holders of record of our common stock. These numbers do not include beneficial owners whose shares are held in “street name.”
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

	Fiscal Year Ended
Statements of Operations Data	January 2, 2021	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016
	(in thousands, except per share data)

Gross revenues	$659,296	$508,938	$418,081	$333,034	$223,910

Direct costs:
Salaries and wages	176,865	153,023	132,922	103,011	73,966
Sub-consultant services	107,602	79,598	62,218	50,171	31,054
Other direct costs	40,291	30,935	21,537	14,598	11,310
Total direct costs	324,758	263,556	216,677	167,780	116,330

Gross Profit	334,538	245,382	201,404	165,254	107,580

Operating Expenses:
Salaries and wages, payroll taxes and benefits	176,816	128,558	102,221	86,222	55,586
General and administrative	50,214	42,656	31,713	26,747	19,351
Facilities and facilities related	21,280	17,145	14,401	12,589	8,012
Depreciation and amortization	42,079	25,816	17,384	13,128	6,228
Total operating expenses	290,389	214,175	165,719	138,686	89,177

Income from operations	44,149	31,207	35,685	26,568	18,403

Interest expense	(15,181)	(2,275)	(1,966)	(1,935)	(257)

Income before income tax expense	28,968	28,932	33,719	24,633	18,146
Income tax expense	(7,950)	(5,176)	(6,863)	(627)	(6,539)
Net income	$21,018	$23,756	$26,856	$24,006	$11,607

Basic earnings per share	$1.70	$1.96	$2.44	$2.36	$1.27
Diluted earnings per share	$1.65	$1.90	$2.33	$2.23	$1.22

Weighted average common shares outstanding:
Basic	12,362,786	12,116,185	10,991,124	10,178,901	9,125,167
Diluted	12,713,075	12,513,034	11,506,466	10,777,806	9,540,051

Balance Sheet Data	January 2, 2021	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016
Cash and cash equivalents	$64,909	$31,825	$40,739	$18,751	$35,666
Total assets	$881,175	$893,137	$439,421	$305,780	$221,486
Long-term debt, including current portion	$307,522	$358,187	$51,684	$70,447	$34,835
Total equity	$394,069	$355,963	$317,542	$180,097	$148,161

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
Fiscal Year
We operate on a "52/53 week" fiscal year ending on the Saturday closest to December 31st (whether or not in the following calendar year), with interim calendar quarters ending on the Saturday closest to the end of such calendar quarter (whether or not in the following calendar quarter). As a result, fiscal 2020 included 53 weeks compared to fiscal 2019 and 2018, which both included 52 weeks.
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
Our performance obligations are satisfied as work progresses or at a point in time. Gross revenues from services transferred to customers over time accounted for 92%, 90%, and 92% of our revenues during fiscal years 2020, 2019, and 2018, respectively. For our cost-reimbursable contracts, revenue is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it depicts the transfer of control to the customer which occurs as we incur costs on its contracts. Contract costs include labor, sub-consultant services, and other direct costs. Gross revenue from services transferred to customers at a point in time accounted for 8%, 10%, and 8% of our revenues during fiscal years 2020, 2019, and 2018, respectively. Revenue from these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed.
Contract modifications are common in the performance of our contracts. Contracts modified typically result from changes in scope, specifications, design, performance, sites, or period of completion. In most cases, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.
Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses and others are recorded on the cumulative catch-up basis in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment. During fiscal years 2020, 2019, and 2018 the cumulative catch-up adjustment for contract modifications was not material.
Allowance for Doubtful Accounts
We record billed and unbilled receivables net of an allowance for doubtful accounts. The allowance is estimated based on management’s evaluation of the contracts involved and the financial condition of clients. Factors considered include:
•Client type (governmental or private client)
•Historical performance
•Historical collection trends
•General economic conditions
The allowance is increased by our provision for doubtful accounts, which is charged against income. All recoveries on receivables previously charged off are credited to the accounts receivable recovery account and are included in income, while direct charge-offs of receivables are deducted from the allowance. Although we believe the allowance for doubtful accounts is sufficient, a decline in economic conditions could lead to the deterioration in the financial condition of our customers, resulting in an impairment of their ability to make payments, and additional allowances may be required that could materially impact our consolidated results of operations. Trade receivable balances carried by us are comprised of accounts from a diverse client base across a broad range of industries.
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
We evaluate goodwill annually for impairment on August 1, or whenever events or changes in circumstances indicate the asset may be impaired, using the quantitative method. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then we may apply a one-step quantitative impairment test. The one-step impairment test requires a comparison of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. We determine fair value through multiple valuation techniques, and weight the results accordingly. We make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units. If the carrying value of a reporting unit exceeds its fair value, we would record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
On August 1, 2020, we conducted our annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses, we determined the fair value of each of the reporting units exceeded its carrying value and therefore, there was no goodwill impairment. There were no indicators, events or changes in circumstances that would indicate goodwill impairment for the period from August 2, 2020 through January 2, 2021.
Identifiable intangible assets primarily include customer backlog, customer relationships, trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events or changes in circumstances that would indicate intangible assets were impaired during fiscal 2020.
In conjunction with an acquisition of a business, we record identifiable intangible assets acquired at their respective fair values as of the date of acquisition. The corresponding fair value estimates for these assets acquired include projected future cash flows, associated discount rates used to calculate present value, asset life cycles, and customer retention rates. We use an independent valuation specialist to assist in determining the estimated fair values of assets acquired and liabilities assumed. The fair value calculated for intangible assets may change during the finalization of the purchase price allocation due to the estimates and assumptions used in determining their fair value. As a result, we may make adjustments to the provisional amounts recorded for certain items as part of the purchase price allocation subsequent to the acquisition, not to exceed one year after the acquisition date, until the purchase accounting allocation is finalized. During 2020, we finalized the QSI purchase price allocation reported at December 28, 2019 to account for updates to assumptions and estimates related to the fair value of the trade name, customer relationships, and customer backlog. As a result, we determined the QSI trade name is a finite-lived asset that will be amortized over a two-year period and the fair value was decreased by $54,313. Additionally, the fair value of QSI's customer relationships and customer backlog increased $6,605 and $811, respectively.
Recent Acquisitions
The aggregate value of all consideration for our acquisitions consummated during 2020, 2019 and 2018 was approximately $1,949, $369,879, and $95,450, respectively. The net assets acquired during 2020, 2019 and 2018 were $1,511, $166,637 and $51,705, respectively, while the gross revenues associated with these acquisitions (from their respective dates of acquisition) were $851, $42,127 and $33,468, respectively.
2020 Acquisitions
    On July 16, 2020, we acquired all of the outstanding equity interests in Mediatech FZ, LLC and Mediatech Information Technology Consultants ("Mediatech"), a technology company providing security, enterprise IT, and building technology solutions in the Middle East and North Africa (MENA) region and South East Asia. Mediatech provides technology design services for the hospitality, industrial, healthcare, commercial, retail, and convention center markets. We acquired Mediatech for an aggregate purchase price of $1,949, including $882 of cash and $500 in promissory note, payable in four equal installments of $125 due on the first, second, third, and fourth anniversaries of the closing date. The purchase price also includes $312 of our common stock payable in four equal installments due at closing and on the first, second and third anniversaries of the closing date. Further, the purchase price includes $255 in additional contingent payments. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Mediatech, we performed a fair value assessment. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC Topic 805, Business Combinations ("ASC 805"). The Mediatech acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.
    2019 Acquisitions
On December 20, 2019 (the "Closing Date"), we acquired all of the outstanding equity interests in Geospatial Holdings, Inc. and its subsidiaries, including Quantum Spatial, Inc. (collectively "QSI"), a full-service geospatial solutions provider serving the North American market. QSI provides data solutions to public and private sector clients that need geospatial intelligence to mitigate risk, plan for growth, better manage resources, and advance scientific understanding. We acquired QSI in an all-cash transaction for $318,428, which includes excess working capital of $9,034 and closing date cash of approximately $6,894. The purchase price and other related costs associated with the transaction were financed through our amended and restated credit agreement (the "A&R Credit Agreement") with Bank of America, N.A. and the other lenders party thereto. Pursuant to the A&R Credit Agreement, the lenders provided term commitments of $150,000 in the aggregate in a single draw on the Closing Date and revolving commitments totaling $215,000. See Note 11, Notes Payable and Other Obligations, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further detail on the A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for QSI, we engaged a third-party independent valuation specialist to assist in the determination of fair values.
    On November 8, 2019, we acquired from GHD Services, Inc. ("GHD") its assets related to the business for forensics and insurance. The GHD forensics and insurance business provides engineering and environmental claim services for insurance companies, law firms, and litigation support. We acquired GHD for a cash purchase price of $8,300. In order to determine the fair values of tangible and intangible assets required and liabilities assumed for GHD, we engaged a third-party independent valuation specialist to assist in the determination of fair values.
    On July 2, 2019, we acquired all of the outstanding equity interests in WHPacific, Inc. (“WHPacific”), a provider of design engineering and surveying services serving Washington, Oregon, Idaho, New Mexico, Arizona and California for a cash purchase price of $9,000. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for WHPacific, we engaged a third-party independent valuation specialist to assist in the determination of fair values.
    On July 1, 2019, we acquired all of the outstanding equity interests in GeoDesign, Inc. ("GeoDesign"), a geotechnical, environmental, geological, mining and pavement engineering company serving Washington, Oregon, and California. The aggregate purchase price was $11,245, including $8,247 of cash, $2,000 in promissory note (bearing interest at 4.0%), payable in four equal installments of $500 due on the first, second, third, and fourth anniversaries of July 1, 2019, and $375 of our common stock (4,731 shares) issued at the closing date. The purchase price also includes $425 of our common stock payable on the first and second anniversaries of July 1, 2019. Further, the purchase price includes a $1,500 earn-out of cash, which was recorded at the estimated fair value of $198. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for GeoDesign, we engaged a third-party independent valuation specialist to assist in the determination of fair values.
    On June 3, 2019, we acquired all of the outstanding equity interests in Alta Environmental, L.P. ("Alta"), a consulting firm specializing in air quality, environmental building sciences, water resources, site assessment and remediation as well as environmental health and safety compliance services. The aggregate purchase price was $6,323, including $4,000 of cash and $2,000 in promissory note (bearing interest at 4.0%), payable in four equal installments of $500 due on the first, second, third, and fourth anniversaries of June 3, 2019. Further, the purchase price includes a $500 earn-out of cash, which was recorded at an estimated fair value of $323. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Alta, we engaged a third-party independent valuation specialist to assist in the determination of fair values.
    On June 3, 2019, we acquired all of the outstanding equity interests in Page One Consultants ("Page One"), a program management and construction quality assurance firm based in Orlando, Florida. The aggregate purchase price was $3,995, including $2,293 of cash, $1,000 in promissory note (bearing interest at 3.0%), payable in three equal installments of $333 due on the first, second, and third anniversaries of June 3, 2019, and $200 of our common stock (2,647 shares) issued at the closing date. The purchase price also includes $200 of our common stock payable on the first anniversary date of June 3, 2019. Further, the purchase price includes a $500 earn-out of cash and stock, which was recorded at an estimated fair value of $302. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Page One, we engaged a third-party independent valuation specialist to assist in the determination of fair values.
    On March 22, 2019, we acquired all of the outstanding equity interests in the Sextant Group, Inc. ("The Sextant Group"), a national provider of audiovisual, information and communications technology, acoustics consulting, and design services headquartered in Pittsburgh, PA. The Sextant Group provides services throughout the U.S. and is well-known for creating integrated technology solutions for a wide range of public and private sector clients. The aggregate purchase price was $10,501, including $6,501 of cash and $4,000 in promissory note (bearing interest at 4.0%), payable in four equal installments of $1,000 due on the first, second, third, and fourth anniversaries of March 22, 2019. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for The Sextant Group, we engaged a third-party independent valuation specialist to assist in the determination of fair values.
On December 31, 2018, we acquired certain assets of Celtic Energy, Inc. ("Celtic"), a nationally recognized energy efficiency consulting firm that specialized in energy efficiency project management and oversight. The aggregate purchase price was $1,881, including $1,000 in cash, $300 in promissory note (bearing interest at 3.0%), payable in three equal installments of $100 on the first, second, and third anniversaries of December 31, 2018, and $200 of our common stock (3,227 shares) issued at the closing date. The purchase price also includes $200 of our common stock payable on the first anniversary December 31, 2018. Further, the purchase price includes a $200 earn-out of cash, which was recorded at an estimated fair value of $181. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Celtic, we performed a purchase price allocation.
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
Segments
Effective the beginning of fiscal year 2020, we re-evaluated the structure of our internal organization structure as a result of the 2019 acquisition of QSI. To reflect management's revised perspective, we are now organized into three operating and reportable segments:
•Infrastructure ("INF") – includes our engineering, civil program management, utility services, and construction quality assurance, testing and inspection practices;
•Building, Technology & Sciences ("BTS") – includes our environmental health sciences, buildings and program management, and MEP & technology engineering practices; and
•Geospatial Solutions ("GEO") – includes our geospatial technology services practice.

The GEO segment has been created in order to provide greater visibility regarding the operational and financial performance of QSI. The GEO segment structure is consistent with how we plan and allocate resources, manage our business, and assess our performance. The change in our segment reporting was not material to prior period segment financial results. As such, prior period segment financial results were not retrospectively revised. The assets of QSI were reallocated from our INF reportable segment to our new GEO reportable segment.
For additional information regarding our reportable segments, see Note 18, Reportable Segments, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has significantly impacted global stock markets and economies. We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our customers and employees. Some of our services were affected, primarily our real estate transactional services and hospitality-related services. In particular, due to COVID-19 restrictions, some of our casino and hotel projects have been delayed. As U.S. and international economies begin to reopen and with a vaccine underway we expect demand for these services to return, but we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. We intend to continue to monitor the impact of COVID-19 pandemic on our business closely.
Components of Income and Expense
Revenues
We enter into contracts with our clients that contain two principal types of pricing provisions, representing a percentage of total revenue as shown below:

	2020	2019	2018
Cost Reimbursable	92%	90%	92%
Fixed-unit Price	8%	10%	8%
Cost-reimbursable contracts. Cost-reimbursable contracts consist of the following:
•Time and materials contracts are common for smaller scale professional and technical consulting and certification services projects. Under these types of contracts, there is no predetermined fee. Instead, we negotiate hourly billing rates and charge our clients based upon actual hours expended on a project. In addition, any direct project expenditures are passed through to the client and are typically reimbursed. These contracts may have an initial not-to-exceed or guaranteed maximum price provision.
•Cost-plus contracts are the predominant contracting method used by U.S. federal, state, and local governments. Under these type contracts, we charge clients for its costs, including both direct and indirect costs, plus a negotiated fee. The total estimated cost plus the negotiated fee represents the total contract value.
•Lump-sum contracts typically require the performance of all of the work under the contract for a specified lump-sum fee, subject to price adjustments if the scope of the project changes or unforeseen conditions arise. Many of our lump-sum contracts are negotiated and arise in the design of projects with a specified scope and project deliverables. In most cases, we can bill additional fees if the construction schedule is modified and lengthened.
Fixed-unit price contracts. Fixed-unit price contracts consist of the following:
•Fixed-unit price contracts typically require the performance of an estimated number of units of work at an agreed price per unit, with the total payment under the contract determined by the actual number of units performed.
Revenues from engineering services are recognized in accordance with the accrual basis of accounting. Revenues under cost-reimbursable contracts are recognized when services are performed or on the percentage-of-completion method. Revenues recognized on the percentage-of-completion method are generally measured by the direct costs incurred to date as compared to estimated costs incurred and represents approximately 45%, 31%, and 22% of revenues recognized during 2020, 2019 and 2018, respectively. Revenues from fixed-unit price contracts are recognized at a point in time.

Direct Costs of Revenues
Direct costs of revenues consist of the following in connection with fee generating projects:
•Technical and non-technical salaries and wages
•Production expenses, including depreciation
•Sub-consultant services
Operating Expenses
Operating expenses are expensed as incurred and include the following:
•Marketing expenses
•Management and administrative personnel costs
•Payroll taxes, bonuses and employee benefits
•Portion of salaries and wages not allocated to direct costs of revenues
•Facility costs
•Depreciation and amortization
•Professional services, legal and accounting fees, and administrative operating costs
RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Fiscal Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Gross revenues	$659,296	$508,938	$418,081
Direct costs	324,758	263,556	216,677
Gross profit	334,538	245,382	201,404
Operating expenses	290,389	214,175	165,719
Income from operations	44,149	31,207	35,685
Interest expense	(15,181)	(2,275)	(1,966)
Income tax expense	(7,950)	(5,176)	(6,863)
Net income	$21,018	$23,756	$26,856

    Fiscal year ended January 2, 2021 compared to fiscal year ended December 28, 2019
Gross Revenues
Our consolidated gross revenues increased by $150,358, or 30% in 2020 compared to 2019. The increase in gross revenue was primarily due to incremental gross revenues from QSI of $145,047, incremental gross revenues from other acquisitions completed since the beginning of 2019 of $33,329, and an increase in our infrastructure support services of $2,542. The increase in our infrastructure support services was primarily due to increases in our power delivery services of $9,358, partially offset by decreases in our northeast infrastructure services of $4,447 and a decrease in our liquefied natural gas business $876. These increases were partially offset by a decrease in our real estate transactional services and hospitality-related services of $13,439, decreases from our mechanical, electric, and plumbing (MEP) services of $6,741, decreases in our radiation & occupational safety program of $3,696, and a decrease in our pipeline inspection services of $3,099, primarily as a result of the COVID-19 pandemic.

Gross Profit
As a percentage of gross revenues, our gross profit margin was 50.7% and 48.2% in 2020 and 2019, respectively. The increase in gross profit margin was primarily due to a change in our mix of business resulting from the QSI acquisition. As a percentage of gross revenues, direct salaries and wages decreased 3.2%, primarily as a result of our mix of work performed. This decrease was partially offset by an increase in sub-consultant services as a percentage of gross revenues of 0.7%, primarily as a result of our mix of work performed. Other direct costs remained flat year-over-year as a percentage of gross revenues.
Operating expenses
Our operating expenses increased $76,214, or 36% in 2020 compared to 2019. The increase in operating expenses primarily resulted from increased payroll and performance-based compensation costs of $48,258, including stock-based compensation of $14,955 during 2020 compared to $10,430 in 2019, increased general and administrative costs of $7,558, an increase in facilities and facilities related expense of $4,135, an increase in intangible asset amortization expense of $14,108, and an increase in depreciation expense of $2,156, primarily as a result of our acquisitions.
Interest Expense
Our interest expense increased $12,906 in fiscal 2020 compared to 2019. The increase in interest expense primarily resulted from the increased level of indebtedness associated with the QSI acquisition.
Income taxes
Our consolidated effective income tax rate was 27.4% and 17.8% in 2020 and 2019, respectively. The higher effective income tax rate is primarily due to a decrease in excess tax benefits from stock-based payments in 2020 as compared to 2019. See Note 17, Income Taxes, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further detail of income tax expense.
Net income
Our net income decreased $2,738, or 12% compared to 2019 primarily as a result of the increase in our amortization expense driven by our 2019 acquisitions. Our gross profit increased $89,156 primarily due to our 2019 acquisitions. This increase was offset by increases in payroll and performance-based compensation costs of $48,258, general and administrative costs of $7,558, facilities and facilities related expense of $4,135, intangible asset amortization expense of $14,108, depreciation expense of $5,565, and interest expense of $12,906, which were also driven by acquisitions.
For comparison of 2019 to 2018, see "Results of Operations - Consolidated Results of Operations" under Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 28, 2019 filed with the SEC on February 26, 2020, which discussion is expressly incorporated herein by reference thereto.

Segment Results of Operations
The following tables set forth summarize financial information concerning our reportable segments (dollars in thousands):

	Fiscal Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Gross revenues
INF	$352,965	$331,161	$254,723
BTS	157,432	177,777	163,358
GEO	148,899	—	—
Total gross revenues	$659,296	$508,938	$418,081

Segment income before taxes
INF	$62,574	$54,583	$43,832
BTS	$21,091	$28,138	$26,656
GEO	$30,013	$—	$—
For additional information regarding our reportable segments, see Note 18, Reportable Segments, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Fiscal year ended January 2, 2021 compared to fiscal year ended December 28, 2019
INF Segment.
Our gross revenues from INF increased $21,804, or 7%, in 2020 compared to 2019. The increase in gross revenues was primarily due to incremental revenue of $27,964 from acquisitions completed since the beginning of fiscal 2019 and increases in our infrastructure support services of $2,542. These increases were partially offset by a decrease in our pipeline inspection services of $3,099.
Segment Income before Taxes from INF increased $7,991, or 15%, in 2020 compared to 2019. The increase was primarily due to incremental gross revenues from acquisitions completed since the beginning of fiscal 2019.
BTS Segment.
Our gross revenues from BTS decreased $20,345, or 11%, in 2020 compared to 2019. The decrease in gross revenues was primarily due to decreases in our real estate transactional services and hospitality-related services of $13,439, decreases in our MEP services of $6,741, and decreases in our radiation & occupational safety program of $3,696 primarily as a result of the COVID-19 pandemic. These decreases were partially offset by incremental gross revenues of $5,365 from acquisitions completed since the beginning of 2019.
Segment Income before Taxes from BTS decreased $7,047, or 25%, in 2020 compared to 2019. The decrease was due to lower gross revenues primarily as a result of the COVID-19 pandemic.
GEO Segment.
Our gross revenues from GEO was $148,899 in 2020. Gross revenues were primarily derived from public and quasi-public sector clients, which contributed $101,456 of gross revenues. Private sector clients contributed gross revenues of $47,443 in 2020.
Segment Income before Taxes from GEO was $30,013 in 2020.
For comparison of 2019 to 2018, see "Results of Operations - Segment Results of Operations" under Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 28, 2019 filed with the SEC on February 26, 2020, which discussion is expressly incorporated herein by reference thereto.

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
Operating activities
Net cash provided by operating activities was $96,009 in 2020 compared to $39,900 in 2019. The increase was a result of the growth in our revenues primarily driven by our acquisitions and changes in our working capital. The changes in our working capital primarily resulted from increased advanced billings of $25,981 primarily related to liquefied natural gas projects, increased accrued liabilities and accounts payable of $5,283 related to timing of payments, and a decrease of $8,279 in prepaid expenses and other assets primarily as a result of decreased prepaid insurance of $4,372, decreased prepaid income taxes of $2,342, and a decrease in other receivables of $2,298. These increases were partially offset by $4,929 as a result of increased billed and unbilled receivables primarily related to our growth in revenues during 2020.
Investing activities
During 2020 and 2019, net cash used in investing activities totaled $9,067 and $351,000, respectively. The decrease in cash used in investing activities was primarily a result of decreased acquisition activity, partially offset by an increase in purchases of property and equipment in 2020 of $7,230. The increase in purchases of property and equipment was primarily a result of the acquisition of QSI which typically requires proportionally larger amounts of capital expenditures than our other businesses.
Financing activities
Cash flows used in financing activities in 2020 was $53,858 compared to net cash provided by financing activities of $302,186 in 2019. The change was primarily due to decreased borrowings from our Senior Credit Facility in 2020 compared to 2019. In 2019, we borrowed $330,457 from our Senior Credit Facility primarily to fund the December 2019 QSI acquisition. As a result, we had an increase of $26,625 in principal payments related to our Senior Credit Facility in 2020 compared to 2019.
For comparison of 2019 to 2018 cash flows, see "Liquidity and Capital Resources - Cash Flows” under Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 28, 2019 filed with the SEC on February 26, 2020, which discussions are expressly incorporated herein by reference thereto.
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

On May 5, 2020 (the "Amendment Closing Date"), in response to the COVID-19 pandemic, we entered into an amendment to the A&R Credit Agreement (the "Amended A&R Credit Agreement") to amend the financial covenants that requires us to maintain a consolidated leverage ratio (the ratio of the our pro forma consolidated funded indebtedness to our pro forma consolidated EBITDA for the most recently completed measurement period). The amended consolidated leverage ratio requirements are as follows:

Measurement Period Ending	Maximum Consolidated Leverage Ratio
Amendment Closing Date through June 27, 2020	4.50 to 1.00
June 28, 2020 through October 3, 2020	5.00 to 1.00
October 4, 2020 through January 2, 2021	5.25 to 1.00
January 3, 2021 and April 3, 2021	4.75 to 1.00
April 4, 2021 and July 3, 2021	4.00 to 1.00
July 4, 2021 and thereafter	3.50 to 1.00
These financial covenants also require us to maintain a consolidated fixed charge coverage ratio of no less than 1.20 to 1.00 as of the end of any measurement period. As of January 2, 2021, we were in compliance with the financial covenants.

The Amended A&R Credit Agreement also amended pricing terms which remain variable and tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on our consolidated leverage ratio. As of January 2, 2021, our interest rate was 2.8%.

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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Amended A&R Credit Agreement were $4,123. Total amortization of debt issuance costs was $896 and $131 during 2020 and 2019, respectively.
Other Obligations
On July 16, 2020, we acquired Mediatech. The purchase price allowed for the payment of $230 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in three equal annual installments. At January 2, 2021, the outstanding balance on this obligation was $230.
On July 1, 2019, we acquired GeoDesign. The purchase price allowed for the payment of $425 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable on the first and second anniversary of July 1, 2019. The outstanding balance on this obligation was $44 and $382 as of January 2, 2021 and December 28, 2019, respectively.
On June 3, 2019, we acquired Page One. The purchase price allowed for the payment of $200 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable on the first anniversary of June 3, 2019. There was no outstanding balance on this obligation as of January 2, 2021. At December 28, 2019, the outstanding balance of this obligation was $181.
On December 31, 2018, we acquired certain assets of Celtic. The purchase price allowed for the payment of $200 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable on the first anniversary of

December 31, 2018. There was no outstanding balance on this obligation as of January 2, 2021. At December 28, 2019, the outstanding balance of this obligation was $181.
On November 2, 2018, we acquired CHI. The purchase price allowed for the payment of $3,000 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in three equal annual installments. The outstanding balance on this obligation was $877 and $1,754 as of January 2, 2021 and December 28, 2019, respectively.
On February 2, 2018, we acquired CSA. The purchase price allowed for the payment of $250 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of January 2, 2021. At December 28, 2019, the outstanding balance of this obligation was $111.
On January 12, 2018, we acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of January 2, 2021. At December 28, 2019, the outstanding balance of this obligation was $267.
Uncollateralized Promissory Notes
Only July 16, 2020, we acquired Mediatech. The purchase price included an uncollateralized $500 promissory note ("Mediatech Note") payable in four equal annual installments. The outstanding balance of the Mediatech Note was $500 as of January 2, 2021.
On July 1, 2019, we acquired GeoDesign. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("GeoDesign Note") and payable in four equal annual installments. The outstanding balance of the GeoDesign Note was $1,500 and $2,000 as of January 2, 2021 and December 28, 2019, respectively.
On June 3, 2019, we acquired Alta. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("Alta Note") and payable in four equal annual installments. The outstanding balance of the Alta Note was $1,500 and $2,000 as of January 2, 2021 and December 28, 2019, respectively.
On June 3, 2019, we acquired Page One. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% ("Page One Note") and payable in three equal annual installments. The outstanding balance of the Page One Note was $700 and $1,000 as of January 2, 2021 and December 28, 2019, respectively.
On March 22, 2019, we acquired The Sextant Group. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 4.0% ("The Sextant Group Note") and payable in four equal annual installments. The outstanding balance of The Sextant Group Note was $3,000 and $3,140 as of January 2, 2021 and December 28, 2019, respectively.
On December 31, 2018, we acquired certain assets of Celtic. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Celtic Note") payable in three equal annual installments. The outstanding balance of the Celtic Note was $100 and $300 as of January 2, 2021 and December 28, 2019, respectively.
On November 2, 2018, we acquired CHI. The purchase price included an uncollateralized $15,000 promissory note bearing interest at 3.0% (the "CHI Note") payable in four equal annual installments. The outstanding balance of the CHI Note was $7,500 and $11,250 as of January 2, 2021 and December 28, 2019, respectively.
On August 24, 2018, we acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% payable in four equal annual installments of $1,000. The outstanding balance of the CALYX Note was $2,000 and $3,000 as of January 2, 2021 and December 28, 2019, respectively.
On February 2, 2018, we acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "CSA Note") payable in four equal annual installments of $150. The outstanding balance of the CSA Note was $300 and $450 as of January 2, 2021 and December 28, 2019, respectively.
On January 12, 2018, we acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the "Butsko Note") payable in four equal annual installments of $250. The outstanding balance of the Butsko Note was $500 and $750 as of January 2, 2021 and December 28, 2019, respectively.
On September 6, 2017, we acquired all of the outstanding interests in Marron and Associates, Inc. ("Marron"). The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Marron Note") payable in three equal annual installments of $100. There was no outstanding balance on the Marron Note as of January 2, 2021. As of December 28, 2019, the outstanding balance of the Marron Note was $100.
On June 6, 2017, we acquired all of the outstanding equity interest in Richard D. Kimball Co. ("RDK"). The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the "RDK Note") payable in four equal annual installments of $1,375. The outstanding balance of the RDK Note was $1,375 and $2,750 as of January 2, 2021 and December 28, 2019, respectively.
On May 4, 2017, we acquired all of the outstanding equity interest in Holdrege & Kull, Consulting Engineers and Geologists ("H&K"). The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "H&K Note") payable in four equal annual installments of $150. The outstanding balance of the H&K Note was $150 and $300 as of January 2, 2021 and December 28, 2019, respectively.
On May 1, 2017, we acquired all of the outstanding equity interest in Lochrane Engineering Incorporated ("Lochrane"). The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the "Lochrane Note") payable in four equal annual installments of $413. The outstanding balance of the Lochrane Note was $413 and $825 as of January 2, 2021 and December 28, 2019, respectively.
On December 6, 2016, we acquired all of the outstanding interests of CivilSource, Inc. ("CivilSource"). The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the "CivilSource Note") payable in four equal annual installments of $875. There was no outstanding balance on the CivilSource Note as of January 2, 2021. As of December 28, 2019, the outstanding balance of the CivilSource note was $1,502.
On November 30, 2016, we acquired all of the outstanding interests of Hanna Engineering, Inc. ("Hanna"). The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the "Hanna Note") payable in four equal annual installments of $675. The outstanding balance of the Hanna Note was $430 and $675 as of January 2, 2021 and December 28, 2019, respectively.
On October 26, 2016, we acquired all of the outstanding interests of J.B.A. Consulting Engineers, Inc. ("JBA"). The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the "JBA Note") payable in five equal annual installments of $1,400. The outstanding balance of the JBA Note was $3,011 and $4,163 as of January 2, 2021 and December 28, 2019, respectively.
On September 12, 2016, we acquired certain assets of Weir Environmental, L.L.C. ("Weir"). The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the "Weir Note") payable in four equal annual installments of $125. There was no outstanding balance on the Weir Note as of January 2, 2021. As of December 28, 2019, the outstanding balance of the Weir Note was $125.
On May 20, 2016, we acquired all of the outstanding equity interests of Dade Moeller & Associates, Inc. ("Dade Moeller"). The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the "Dade Moeller Notes") payable in four equal annual installments of $1,500. There was no outstanding balance on the Dade Moeller Notes as of January 2, 2021. As of December 28, 2019, the outstanding balance of the Date Moeller Notes was $1,497.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of January 2, 2021 and December 28, 2019.
Effects of Inflation
Based on our analysis of the periods presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of January 2, 2021 (in thousands):

		Payments due by fiscal period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Notes Payable and Other Obligations	$308,158	$23,690	$32,387	$252,081	$—
Interest payments(1)	14,133	3,846	7,064	3,223	—
Contingent consideration obligations	2,400	1,334	1,066	—	—
Finance lease obligations	3,393	1,416	1,744	233	—
Operating lease obligations	50,014	14,597	19,508	10,095	5,814
Other long-term liabilities(2)	10,923	5,580	5,343	—	—
Total contractual obligations	$389,021	$50,463	$67,112	$265,632	$5,814
(1) Interest consists of remaining interest payments on our term loan. The amount of interest calculated for purposes of this table were based upon rates as of January 2, 2021.
(2) Other long-term liabilities consist of payroll tax deferrals associated with the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which we expect to be paid in fiscal 2021 and fiscal 2022.
Our accrued liabilities in the consolidated balance sheet include unrecognized tax benefits. As of January 2, 2021, we had unrecognized tax benefits of $1,022. At this time, we are unable to make a reasonably reliable estimate of the timing of settlements in individual years in connection with unrecognized tax benefit; therefore, such amounts are not included in the above table.
Recently Issued Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 3, Recently Issued Accounting Pronouncements, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes for acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of January 2, 2021, there was $283,832 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $2,838 in 2020.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NV5 Global, Inc.
Hollywood, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NV5 Global, Inc. and subsidiaries (the “Company”) as of January 2, 2021 and December 28, 2019, the related consolidated statements of net income and comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended January 2, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for leases as of the first day of fiscal year 2019 due to the adoption of Accounting Standards Codification (ASC) 842, Leases. The Company adopted ASC 842 using the modified retrospective approach and elected not to adjust comparative periods.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition – Percentage of Completion – Refer to Note 2 of the Financial Statements

Critical Audit Matter Description

The Company recognizes lump-sum contract revenue over the contract term (“over time”) as the work progresses, which is as services are rendered, because transfer of control to the customer is continuous. The Company’s revenues from lump-sum contracts are recognized on the percentage-of-completion method, based primarily on contract costs incurred to date compared to total estimated costs. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs and profit for each performance obligation. Direct costs are recognized as incurred, and revenues are determined by adding a proportionate amount of the estimated profit to the amount reported as direct costs. For the year ended January 2, 2021, revenue was $659.3 million, of which approximately $297 million relates to lump-sum contracts.

We identified revenue on certain long-term lump-sum contracts as a critical audit matter because of the judgments necessary for management to estimate total costs and profit in order to recognize revenue for certain lump-sum contracts. This required extensive audit effort due to the long-term nature of certain lump-sum contracts and required a high degree of auditor judgment when performing audit procedures to audit management’s estimates of total costs and profit and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of total costs and profit for each performance obligation used to recognize revenue for certain long-term lump-sum contracts included the following, among others:

•We tested the effectiveness of controls over lump-sum contract revenue, including management’s controls over the estimates of total costs and profit for performance obligations.

•We selected certain long-term lump-sum contracts and performed the following:

–Evaluated whether the contracts were properly included in management’s calculation of lump-sum contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.

–Compared the revenue recognized to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.

–Tested management’s identification of distinct performance obligations by evaluating whether the underlying services were highly interdependent and interrelated.

–Tested the accuracy and completeness of the costs incurred to date for each performance obligation.

–Evaluated the estimates of total cost and profit by:

•Evaluating management’s ability to achieve the estimates of total cost and profit by performing corroborating inquiries with the Company’s finance managers, project managers and engineers, and comparing the estimates to management’s work plans, project budgets, and change orders, as applicable.

•Comparing hours incurred subsequent to fiscal year end to the remaining hours management estimated as of fiscal year end.

•Comparing management’s estimates for the selected contracts to costs and profits of similar performance obligations, when applicable.

–Tested the mathematical accuracy of management’s calculation of revenue for each performance obligation.

•We evaluated management’s ability to estimate total costs and profits accurately by comparing actual costs and profits to management’s historical estimates for performance obligations that have been fulfilled.

/s/ Deloitte & Touche LLP

Miami, Florida
March 3, 2021

We have served as the Company’s auditor since 2015.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 2, 2021	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$64,909	$31,825
Billed receivables, net	142,705	131,041
Unbilled receivables, net	74,458	79,428
Prepaid expenses and other current assets	6,804	8,906
Total current assets	288,876	251,200
Property and equipment, net	27,011	25,733
Right-of-use lease assets, net	43,607	46,313
Intangible assets, net	174,931	255,961
Goodwill	343,796	309,216
Other assets	2,954	4,714
Total Assets	$881,175	$893,137

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,989	$36,116
Accrued liabilities	45,325	47,432
Billings in excess of costs and estimated earnings on uncompleted contracts	24,962	3,303
Client deposits	380	221
Current portion of contingent consideration	1,334	1,954
Current portion of notes payable and other obligations	24,196	25,332
Total current liabilities	136,186	114,358
Contingent consideration, less current portion	1,066	2,048
Other long-term liabilities	38,737	34,573
Notes payable and other obligations, less current portion	283,326	332,854
Deferred income tax liabilities, net	27,791	53,341
Total liabilities	487,106	537,174

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 13,270,131 and 12,852,357 shares issued and outstanding as of January 2, 2021 and December 28, 2019, respectively	133	129
Additional paid-in capital	268,271	251,187
Retained earnings	125,665	104,647
Total stockholders’ equity	394,069	355,963
Total liabilities and stockholders’ equity	$881,175	$893,137
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Fiscal Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Gross revenues	$659,296	$508,938	$418,081

Direct costs:
Salaries and wages	176,865	153,023	132,922
Sub-consultant services	107,602	79,598	62,218
Other direct costs	40,291	30,935	21,537
Total direct costs	324,758	263,556	216,677

Gross profit	334,538	245,382	201,404

Operating expenses:
Salaries and wages, payroll taxes and benefits	176,816	128,558	102,221
General and administrative	50,214	42,656	31,713
Facilities and facilities related	21,280	17,145	14,401
Depreciation and amortization	42,079	25,816	17,384
Total operating expenses	290,389	214,175	165,719

Income from operations	44,149	31,207	35,685

Interest expense	(15,181)	(2,275)	(1,966)

Income before income tax expense	28,968	28,932	33,719
Income tax expense	(7,950)	(5,176)	(6,863)
Net income and comprehensive income	$21,018	$23,756	$26,856

Earnings per share:
Basic	$1.70	$1.96	$2.44
Diluted	$1.65	$1.90	$2.33

Weighted average common shares outstanding:
Basic	12,362,786	12,116,185	10,991,124
Diluted	12,713,075	12,513,034	11,506,466
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance, December 30, 2017	10,834,770	$108	$125,954	$54,035	$180,097
Stock-based compensation	—	—	6,697	—	6,697
Restricted stock issuance, net	172,820	2	(2)	—	—
Stock issuance for acquisitions	133,121	1	9,329	—	9,330
Proceeds from secondary offering, net of costs	1,270,000	13	93,456	—	93,469
Proceeds from exercise of warrants, net of costs	140,000	2	1,091	—	1,093
Net income	—	—	—	26,856	26,856
Balance, December 29, 2018	12,550,711	126	236,525	80,891	317,542
Stock-based compensation	—	—	10,430	—	10,430
Restricted stock issuance, net	234,805	2	(2)	—	—
Stock issuance for acquisitions	55,656	1	3,510	—	3,511
Payment of contingent consideration with common stock	11,185	—	724	—	724
Net income	—	—	—	23,756	23,756
Balance, December 28, 2019	12,852,357	129	251,187	104,647	355,963
Stock-based compensation	—	—	14,955	—	14,955
Restricted stock issuance, net	373,684	4	(4)	—	—
Stock issuance for acquisitions	38,846	—	1,855	—	1,855
Payment of contingent consideration with common stock	5,244	—	278	—	278
Net income	—	—	—	21,018	21,018
Balance, January 2, 2021	13,270,131	$133	$268,271	$125,665	$394,069
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Cash flows from operating activities:
Net income	$21,018	$23,756	$26,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,488	25,816	17,384
Non-cash lease expense	9,469	9,410	—
Provision for doubtful accounts	4,311	1,239	797
Stock-based compensation	14,955	10,430	6,697
Change in fair value of contingent consideration	—	(216)	424
(Gain) loss on disposals of property and equipment	(462)	21	26
Deferred income taxes	(13,064)	(6,634)	(3,585)
Amortization of debt issuance costs	896	131	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	(13,592)	5,140	(8,662)
Unbilled receivables	1,996	(11,807)	(2,813)
Prepaid expenses and other assets	4,680	(3,599)	(109)
Accounts payable	3,367	534	398
Accrued liabilities	(4,865)	(7,315)	(2,984)
Income taxes payable	—	(2,697)	(3,405)
Billings in excess of costs and estimated earnings on uncompleted contracts	21,659	(4,322)	3,964
Deposits	153	13	11
Net cash provided by operating activities	96,009	39,900	34,999

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(882)	(348,375)	(58,155)
Proceeds from sale of assets	1,670	—	—
Purchase of property and equipment	(9,855)	(2,625)	(2,203)
Net cash used in investing activities	(9,067)	(351,000)	(60,358)

Cash flows from financing activities:
Borrowings from Senior Credit Facility	—	330,457	—
Proceeds from common stock offering	—	—	100,330
Proceeds from exercise of warrant	—	—	1,093
Payments of borrowings from Senior Credit Facility	(36,625)	(10,000)	(36,500)
Payments on notes payable	(15,207)	(13,393)	(9,741)
Payments of contingent consideration	(1,579)	(1,202)	(728)
Payments of common stock offering costs	—	—	(6,861)
Payments of debt issuance costs	(447)	(3,676)	(246)
Net cash (used in) provided by financing activities	(53,858)	302,186	47,347

Net increase (decrease) in cash and cash equivalents	33,084	(8,914)	21,988
Cash and cash equivalents – beginning of period	31,825	40,739	18,751
Cash and cash equivalents – end of period	$64,909	$31,825	$40,739
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Supplemental disclosures of cash flow information:
Cash paid for interest	$15,623	$1,218	$1,895
Cash paid for income taxes	$19,748	$16,215	$13,634

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$255	$1,641	$3,112
Notes payable and other obligations issued for acquisitions	$500	$10,044	$23,987
Stock issuance for acquisitions	$1,855	$3,511	$9,330
Finance leases	$1,244	$1,084	$2,884
Payment of contingent consideration and other obligations with common stock	$278	$724	$—
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
NV5 Global, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Global”) is a provider of professional and technical engineering and consulting solutions to public and private sector clients in the infrastructure, utility services, construction, real estate, and environmental markets, operating nationwide and abroad. The Company’s clients include the U.S. federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to:

●	Utility services	●	MEP & technology engineering
●	LNG services	●	Commissioning
●	Engineering	●	Program management
●	Civil program management	●	Environmental health & safety
●	Surveying	●	Real estate transaction services
●	Testing, inspection, & consulting (TIC)	●	Energy efficiency services
●	Code compliance consulting	●	3D geospatial data modeling
●	Forensic engineering	●	Environmental & natural resources
●	Litigation support	●	Robotic survey solutions
●	Ecological studies	●	Geospatial data application & software

Impact of COVID-19 on Our Business
The COVID-19 pandemic has significantly impacted global stock markets and economies. The Company is closely monitoring the impact of the outbreak of COVID-19 on all aspects of its business, including how it will impact the Company's customers and employees. Some of the Company's services were affected, primarily its real estate transactional services and hospitality-related services. In particular, due to COVID-19 restrictions, some of the Company's casino and hotel projects have been delayed. As U.S. and international economies begin to reopen and with a vaccine underway the Company expects demand for these services to return, but the Company is unable to predict the ultimate impact that it may have on its business, future results of operations, financial position, or cash flows. The extent to which the Company's operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. The Company intends to continue to monitor the impact of COVID-19 pandemic on its business closely.
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
Fiscal Year
Effective March 7, 2017, the Audit Committee of our Board of Directors and the Board of Directors approved a change in our fiscal year-end and financial accounting cycle. Beginning January 1, 2017, the Company commenced reporting its financial results on a 52/53 week fiscal year ending on the Saturday closest to December 31st (whether or not in the following calendar year), with interim calendar quarters ending on the Saturday closest to the end of such calendar quarter

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(whether or not in the following calendar quarter). As a result, fiscal 2020 included 53 weeks compared to fiscal 2019 and 2018, which both included 52 weeks.
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
Estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in the consolidated financial statements include the following:
•Fair value estimates used in accounting for business combinations including the valuation of identifiable intangible assets and contingent consideration
•Fair value estimates in determining the fair value of our reporting units for goodwill impairment assessment
•Revenue recognition over time
•Allowances for uncollectible accounts
Cash and Cash Equivalents
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
Concentration of Credit Risk
Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, 28%, 27% and 30% of the Company’s gross revenues for fiscal years 2020, 2019, and 2018, respectively, are from California-based projects. The Company did not have any clients representing more than 10% of our gross revenues during 2020, 2019 or 2018. During fiscal years 2020, 2019, and 2018 approximately 68%, 68% and 67%, respectively, of our gross revenues was attributable to the public and quasi-public sector. Management continually evaluates the creditworthiness of these and future clients and provides for bad debt reserves as necessary.
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
The Company considers cash and cash equivalents, accounts receivable, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. As of January 2, 2021 and December 28,

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
2019, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, income taxes payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
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
Property and equipment balances are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. During fiscal years 2020, 2019 and 2018, no impairment charge relating to property and equipment was recognized.
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
During fiscal years 2020, 2019 and 2018, no impairment charge relating to goodwill and intangible assets was recognized. See Note 9, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.
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
The Company’s performance obligations are satisfied as work progresses or at a point in time. Revenue on the Company's cost-reimbursable contracts is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it depicts the transfer of control to the customer. Contract costs include labor, sub-consultant services, and other direct costs. Gross revenues from services transferred to customers over time accounted for 92%, 90%, and 92% of the Company’s revenues during fiscal years 2020, 2019 and 2018, respectively.
Gross revenue from services transferred to customers at a point in time is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed. Gross revenue from services transferred to customers at a point in time accounted for 8%, 10%, and 8% of the Company’s revenues during fiscal years 2020, 2019 and 2018, respectively.
As of January 2, 2021, the Company had $575,052 of remaining performance obligations, of which $489,009 is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in performance obligations. Most of the Company's contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
Contract modifications are common in the performance of our contracts. Contracts modified typically result from changes in scope, specifications, design, performance, sites, or period of completion. In most cases, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.
Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses and others are recorded on the cumulative catch-up basis in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment. During fiscal years 2020, 2019, and 2018 the cumulative catch-up adjustment for contract modifications was not material.
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
Cost-reimbursable contracts consist of the following:
•Time and materials contracts, which are common for smaller scale professional and technical consulting and certification services projects. Under these types of contracts, there is no predetermined fee. Instead, the Company negotiates hourly billing rates and charges the clients based upon actual hours expended on a project. In addition, any direct project expenditures are passed through to the client and are typically reimbursed. These contracts may have an initial not-to-exceed or guaranteed maximum price provision.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
•Cost-plus contracts are the predominant contracting method used by U.S. federal, state, and local governments. Under these types of contracts, the Company charges clients for its costs, including both direct and indirect costs, plus a negotiated fee. The total estimated cost plus the negotiated fee represents the total contract value.
•Lump-sum contracts typically require the performance of all of the work under the contract for a specified lump-sum fee, subject to price adjustments if the scope of the project changes or unforeseen conditions arise. Many of the Company’s lump-sum contracts are negotiated and arise in the design of projects with a specified scope and project deliverables. In most cases, we can bill additional fees if the construction schedule is modified and lengthened.
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
Billed receivables, net represents amounts billed to clients that remain uncollected as of the balance sheet date. The amounts are stated at their estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is estimated based on management’s evaluation of the contracts involved and the financial condition of clients. Factors the Company considers include, but are not limited to:
•Client type (governmental or commercial client)
•Historical performance
•Historical collection trends
•General economic conditions
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
In certain circumstances, the contract may allow for billing terms that result in the cumulative amounts billed in excess of revenues recognized. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. During fiscal 2020, the Company performed services and recognized $3,235 of revenue related to its contract liabilities that existed as of December 28, 2019.
Advertising
Advertising costs are charged to expense in the period incurred and amounted to $940, $939 and $1,019 during fiscal years 2020, 2019 and 2018, respectively, which are included in General and Administrative Expenses on the accompanying Consolidated Statements of Net Income and Comprehensive Income.

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
Leases
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02") which is intended to increase transparency and comparability of accounting for lease transactions. For all leases with terms greater than 12 months, the new guidance requires lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet and to disclose qualitative and quantitative information about lease transactions. The new standard maintains a distinction between finance leases and operating leases. As a result, the effect of the new guidance on leases in the statement of operations and statement of cash flow is largely unchanged.
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
    Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"). This ASU provides optional expedients and exceptions to the current guidance on contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is currently evaluating the impact this new guidance may have on its consolidated financial statements.
Note 4 – Earnings per Share
Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, excluding unvested restricted shares. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive.
The weighted average number of shares outstanding in calculating basic earnings per share during fiscal years 2020, 2019 and 2018 exclude 763,183, 642,677 and 614,911 non-vested restricted shares, respectively. During fiscal 2020, there were 12,588 weighted average securities which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive. There were no potentially anti-dilutive securities during fiscal years 2019 and 2018.
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share during fiscal years 2020, 2019 and 2018:

	Fiscal Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Numerator:
Net income – basic and diluted	$21,018	$23,756	$26,856

Denominator:
Basic weighted average shares outstanding	12,362,786	12,116,185	10,991,124
Effect of dilutive non-vested restricted shares and units	303,622	319,674	401,726
Effect of issuable shares related to acquisitions	46,667	77,175	87,713
Effect of warrants	—	—	25,903
Diluted weighted average shares outstanding	12,713,075	12,513,034	11,506,466

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
Note 6 – Business Acquisitions
2020 Acquisitions
On July 16, 2020, the Company acquired all of the outstanding equity interests in Mediatech FZ, LLC and Mediatech Information Technology Consultants ("Mediatech"), a technology company providing security, enterprise IT, and building technology solutions in the Middle East and North Africa (MENA) region and South East Asia. Mediatech provides technology design services for the hospitality, industrial, healthcare, commercial, retail, and convention center markets. The Company acquired Mediatech for an aggregate purchase price of $1,949, including $882 of cash and $500 in promissory note, payable in four equal installments of $125 due on the first, second, third, and fourth anniversaries of the closing date. The purchase price also includes $312 of the Company's common stock payable in four equal installments due at closing and on the first, second and third anniversaries of the closing date. Further, the purchase price includes $255 in additional contingent payments. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Mediatech, the Company performed a fair value assessment. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC Topic 805, Business Combinations ("ASC 805"). The Mediatech acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.
2019 Acquisitions
On December 20, 2019 (the "Closing Date"), the Company acquired all of the outstanding equity interests in Geospatial Holdings, Inc. and its subsidiaries, including Quantum Spatial, Inc. (collectively "QSI"), a full-service geospatial solutions provider serving the North American market. QSI provides data solutions to public and private sector clients that need geospatial intelligence to mitigate risk, plan for growth, better manage resources, and advance scientific understanding. NV5 Global acquired QSI in an all-cash transaction for $318,428, which includes excess working capital of $9,034 and closing date cash of approximately $6,894. The purchase price and other related costs associated with the transaction were financed through the Company's amended and restated credit agreement (the "A&R Credit Agreement") with Bank of America, N.A. and the other lenders party thereto. Pursuant to the A&R Credit Agreement, the lenders provided term commitments of $150,000 in the aggregate in a single draw on the Closing Date and revolving commitments totaling $215,000. See Note 11, Notes Payable and Other Obligations, for further detail on the A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for QSI, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values.
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
On June 3, 2019, the Company acquired all of the outstanding equity interests in Alta Environmental, L.P. ("Alta"), a consulting firm specializing in air quality, environmental building sciences, water resources, site assessment and remediation as well as environmental health and safety compliance services. The aggregate purchase price was $6,323, including $4,000 of cash and $2,000 in promissory note (bearing interest at 4.0%), payable in four equal installments of $500 due on the first, second, third, and fourth anniversaries of June 3, 2019. Further, the purchase price includes a $500 earn-out of cash, which was recorded at an estimated fair value of $323. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Alta, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values.
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
On March 22, 2019, the Company acquired all of the outstanding equity interests in the Sextant Group, Inc. ("The Sextant Group"), a national provider of audiovisual, information and communications technology, acoustics consulting, and design services headquartered in Pittsburgh, PA. The Sextant Group provides services throughout the U.S. and is well-known for creating integrated technology solutions for a wide range of public and private sector clients. The aggregate purchase price was $10,501, including $6,501 of cash and $4,000 in promissory note (bearing interest at 4.0%), payable in four equal installments of $1,000 due on the first, second, third, and fourth anniversaries of March 22, 2019. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for The Sextant Group, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values.
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
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition dates for acquisitions closed during fiscal years 2020 and 2019:

	2020	2019
	Total	QSI	Other	Total
Cash	$—	$6,894	$75	$6,969
Billed and unbilled receivables, net	1,439	42,523	18,726	61,249
Right-of-use assets	—	6,131	—	6,131
Property and equipment	28	15,718	2,163	17,881
Prepaid expenses	33	2,612	997	3,609
Other assets	28	2,075	1,048	3,123
Intangible assets:
Customer relationships	237	71,314	10,541	81,855
Trade name	30	4,234	1,365	5,599
Customer backlog	56	7,646	1,409	9,055
Developed technology	—	32,944	—	32,944
Other	5	—	814	814
Total Assets	$1,856	$192,091	$37,138	$229,229
Liabilities	(345)	(23,698)	(8,222)	(31,920)
Deferred tax liabilities	—	(27,221)	(3,451)	(30,672)
Net assets acquired	$1,511	$141,172	$25,465	$166,637

Consideration paid (Cash, Notes and/or stock)	$1,694	$318,428	$50,447	$368,875
Contingent earn-out liability (Cash and stock)	255	—	1,004	1,004
Total Consideration	$1,949	$318,428	$51,451	$369,879
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$438	$177,256	$25,986	$203,242
Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from these acquisitions. See Note 9, Goodwill and Intangible Assets, for further information on fair value adjustments to goodwill and identified intangible assets.
The consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of businesses acquired from their respective dates of acquisition for fiscal years 2019 and 2018.

	2019	2018
Gross revenues	$42,127	$33,468
Income before income taxes	$3,170	$6,677
The revenue and earnings of Mediatech have been included in the Company's results since the acquisition date and are not material to the Company's consolidated financial statements and have not been presented. General and administrative

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
expense for fiscal years 2020, 2019 and 2018 included $856, $1,492 and $1,267, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.
The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for fiscal years 2019 and 2018 as if the acquisitions of CHI, CALYX, The Sextant Group, Page One, Alta, WHPacific, GeoDesign, GHD, and QSI had occurred at the beginning of fiscal year 2018. The pro forma information provided below is compiled from the pre-acquisition financial statements of CHI, CALYX, The Sextant Group, Page One, Alta, WHPacific, GeoDesign, GHD, and QSI and includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been if the acquisitions and related financing transactions had occurred on the date assumed, nor are they indicative of future results of operations.

	Fiscal Years Ended
	2019	2018
Gross revenues	$677,109	$689,580
Net income	$16,728	$20,805
Basic earnings per share	$1.38	$1.88
Diluted earnings per share	$1.34	$1.80
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
All other acquisitions were not material to the Company’s consolidated financial statements both individually and in the aggregate.
Note 7 – Billed and Unbilled Receivables
Billed and Unbilled Receivables consists of the following:

	January 2, 2021	December 28, 2019
Billed receivables	$149,233	$134,900
Less: allowance for doubtful accounts	(6,528)	(3,860)
Billed receivables, net	$142,705	$131,041

Unbilled receivables	$76,609	$80,639
Less: allowance for doubtful accounts	(2,151)	(1,211)
Unbilled receivables, net	$74,458	$79,428
Activity in the allowance for doubtful accounts consisted of the following:

	January 2, 2021	December 28, 2019
Balance as of the beginning of the year	$5,071	$4,546
Provision for doubtful accounts	4,311	1,239
Write-offs of uncollectible accounts	(703)	(714)
Balance as of the end of the year	$8,679	$5,071

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Note 8 – Property and Equipment, net
Property and equipment, net consists of the following:

	January 2, 2021	December 28, 2019
Office furniture and equipment	$3,782	$4,198
Computer equipment	15,597	10,704
Survey and field equipment	22,866	24,165
Leasehold improvements	6,322	6,266
Total	48,567	45,333
Less: accumulated depreciation	(21,556)	(19,600)
Property and equipment, net	$27,011	$25,733
Depreciation expense for fiscal year 2020 was $10,892, of which $4,510 was included in other direct costs. Depreciation expense for fiscal years 2019 and 2018 was $5,327 and $4,331, respectively.
Note 9 – Goodwill and Intangible Assets
Goodwill
As discussed in Note 18, Reportable Segments, the Company's chief operating decision maker ("CODM"), re-evaluated the structure of the Company's internal organization as a result of the 2019 acquisition of QSI, which resulted in certain changes to the Company's operating and reportable segments. Effective the beginning of fiscal year 2020, the goodwill of QSI and Skyscene were reallocated from the Company's INF reportable segment to the Company's new GEO reportable segment. The changes in the carrying value by reportable segment for the fiscal years 2020 and 2019 were as follows:

	Fiscal Year 2020
	December 28, 2019	Acquisitions	Adjustments	January 2, 2021
INF	$231,255	$—	$(143,922)	$87,333
BTS	77,961	438	449	78,848
GEO	—	—	177,615	177,615
Total	$309,216	$438	$34,142	$343,796

	Fiscal Year 2019
	December 29, 2018	Acquisitions	Adjustments	December 28, 2019
INF	$69,255	$162,814	$(814)	$231,255
BTS	71,675	6,286	—	77,961
Total	$140,930	$169,100	$(814)	$309,216
Goodwill of $9,574 from acquisitions in 2019 is expected to be deductible for income tax purposes. During 2020, the Company recorded purchase price allocation adjustments of $31,895, $1,107, $420, $266, and $30 that increased goodwill for the acquisitions of QSI, WHP, The Sextant Group, GHD, and Alta, respectively, and a working capital adjustment of $424 for QSI which was recorded as an increase to goodwill and the purchase price paid for the acquisition. The $31,895 increase to goodwill related to the QSI acquisition included a decrease to the fair value of the trade name of $54,313, which was partially offset by increases to the fair value of customer relationships, customer backlog, property and equipment, and other assets of $6,605, $811, $2,093, and $758, respectively, and a decrease to deferred tax liabilities of $12,151. During 2019, the Company received $2,360 from the sellers of CHI as a working capital adjustment which was recorded as a reduction of goodwill and the purchase price paid for the acquisition of CHI. In addition, during 2019 there were fair value adjustments that increased goodwill by $1,546.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Intangible assets
Intangible assets, net, at January 2, 2021 and December 28, 2019 consist of the following:

	January 2, 2021			December 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$183,048	$(46,506)	$136,542	$176,088	$(29,198)	$146,890
Trade name(2)	14,517	(12,099)	2,418	10,253	(8,593)	1,660
Customer backlog(3)	25,111	(19,709)	5,402	24,198	(12,435)	11,763
Non-compete(4)	9,373	(6,909)	2,464	9,369	(5,105)	4,264
Developed technology(5)	32,944	(4,839)	28,105	32,944	(106)	32,838
Total finite-lived intangible assets	264,993	(90,062)	174,931	252,851	(55,436)	197,415
Indefinite-lived intangible assets:
QSI trade name	—	—	—	58,546	—	58,546
Total indefinite-lived intangible assets	—	—	—	58,546	—	58,546
Total intangible assets	$264,993	$(90,062)	$174,931	$311,397	$(55,436)	$255,961

(1) Amortized on a straight-line basis over estimated lives (1 to 12 years)
(2) Amortized on a straight-line basis over their estimated lives (1 to 3 years)
(3) Amortized on a straight-line basis over their estimated lives (1 to 5 years)
(4) Amortized on a straight-line basis over their contractual lives (2 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 7 years)
The following table summarizes the weighted average useful lives of definite-lived intangible assets acquired during 2020 and 2019:

	2020	2019
Customer relationships	10.0	10.7
Trade name	1.5	2.0
Customer backlog	1.5	2.0
Developed technology	—	7.0
Non-compete	2.0	3.2
During fiscal 2020, the Company finalized the QSI purchase price allocation reported at December 28, 2019 to account for updates to assumptions and estimates related to the fair value of the trade name, customer relationships, and customer backlog. As a result, the Company determined the QSI trade name is a finite-lived asset that will be amortized over a two-year period and the fair value was decreased by $54,313. Additionally, the fair value of customer relationships and customer backlog increased $6,605 and $811, respectively. These changes resulted in a corresponding adjustment to deferred tax liabilities of $12,151. Amortization expense for fiscal years 2020, 2019 and 2018 was $34,596, $20,488 and $13,052 respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
As of January 2, 2021, the future estimated aggregate amortization related to finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Amount
2021	$30,119
2022	23,201
2023	22,078
2024	21,784
2025	21,286
Thereafter	56,463
Total	$174,931
Note 10 – Accrued Liabilities
Accrued liabilities consist of the following:

	January 2, 2021	December 28, 2019
Current portion of lease liability	$13,161	$13,108
Accrued vacation	11,998	10,048
Payroll and related taxes	10,744	12,146
Benefits	4,764	4,637
Accrued operating expenses	2,792	4,574
Professional liability reserve	949	1,083
Accrued interest expense	506	949
Other	411	887
Total	$45,325	$47,432
Note 11 – Notes Payable and Other Obligations
Notes payable and other obligations consists of the following:

	January 2, 2021	December 28, 2019
Senior credit facility	$283,832	$320,457
Uncollateralized promissory notes	23,175	36,217
Finance leases	2,994	2,707
Other obligations	1,151	2,884
Debt issuance costs, net of amortization	(3,630)	(4,078)
Total Notes Payable and Other Obligations	307,522	358,187
Current portion of notes payable and other obligations	(24,196)	(25,332)
Notes payable and other obligations, less current portion	$283,326	$332,854
As of January 2, 2021 and December 28, 2019, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
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
These financial covenants also require the Company to maintain a consolidated fixed charge coverage ratio of no less than 1.20 to 1.00 as of the end of any measurement period. As of January 2, 2021, the Company was in compliance with the financial covenants.

The Amended A&R Credit Agreement also amended pricing terms which remain variable and tied to a Eurocurrency rate equal to LIBOR plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on the Company's consolidated leverage ratio. As of January 2, 2021 the Company's interest rate was 2.8%.

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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Amended A&R Credit Agreement were $4,123. Total amortization of debt issuance costs was $896 and $131 during 2020 and 2019, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Other Obligations
On July 16, 2020, the Company acquired Mediatech. The purchase price allowed for the payment of $230 in shares of the Company's stock or a combination of cash and shares of the Company's stock, at its discretion, payable in three equal annual installments. At January 2, 2021, the outstanding balance on this obligation was $230.
On July 1, 2019, the Company acquired GeoDesign. The purchase price allowed for the payment of $425 in shares of the Company's stock or a combination of cash and shares of the Company's stock, at its discretion, payable on the first and second anniversary of July 1, 2019. The outstanding balance on this obligation was $44 and $382 as of January 2, 2021 and December 28, 2019, respectively.
On June 3, 2019, the Company acquired Page One. The purchase price allowed for the payment of $200 in shares of the Company's stock or a combination of cash and shares of the Company's stock, at its discretion, payable on the first anniversary of June 3, 2019. There was no outstanding balance on this obligation as of January 2, 2021. At December 28, 2019, the outstanding balance of this obligation was $181.
On December 31, 2018, the Company acquired certain assets of Celtic. The purchase price allowed for the payment of $200 in shares of the Company's stock or a combination of cash and shares of the Company's stock, at its discretion, payable on the first anniversary of December 31, 2018. There was no outstanding balance on this obligation as of January 2, 2021. At December 28, 2019, the outstanding balance of this obligation was $181.
On November 2, 2018, the Company acquired CHI. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at its discretion, payable in three equal annual installments. The outstanding balance on this obligation was $877 and $1,754 as of January 2, 2021 and December 28, 2019, respectively.
On February 2, 2018, the Company acquired CSA. The purchase price allowed for the payment of $250 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at its discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of January 2, 2021. At December 28, 2019, the outstanding balance of this obligation was $111.
On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price allowed for the payment of $600 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at its discretion, payable in two equal annual installments. There was no outstanding balance on this obligation as of January 2, 2021. At December 28, 2019, the outstanding balance of this obligation was $267.
Uncollateralized Promissory Notes
Only July 16, 2020, the Company acquired Mediatech. The purchase price included an uncollateralized $500 promissory note ("Mediatech Note") payable in four equal annual installments. The outstanding balance of the Mediatech Note was $500 as of January 2, 2021.
On July 1, 2019, the Company acquired GeoDesign. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("GeoDesign Note") and payable in four equal annual installments. The outstanding balance of the GeoDesign Note was $1,500 and $2,000 as of January 2, 2021 and December 28, 2019, respectively.
On June 3, 2019, the Company acquired Alta. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("Alta Note") and payable in four equal annual installments. The outstanding balance of the Alta Note was $1,500 and $2,000 as of January 2, 2021 and December 28, 2019, respectively.
On June 3, 2019, the Company acquired Page One. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% ("Page One Note") and payable in three equal annual installments. The outstanding balance of the Page One Note was $700 and $1,000 as of January 2, 2021 and December 28, 2019, respectively.
On March 22, 2019, the Company acquired The Sextant Group. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 4.0% ("The Sextant Group Note") and payable in four equal annual installments. The

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
outstanding balance of The Sextant Group Note was $3,000 and $3,140 as of January 2, 2021 and December 28, 2019, respectively.
On December 31, 2018, the Company acquired certain assets of Celtic. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Celtic Note") payable in three equal annual installments. The outstanding balance of the Celtic Note was $100 and $300 as of January 2, 2021 and December 28, 2019, respectively.
On November 2, 2018, the Company acquired CHI. The purchase price included an uncollateralized $15,000 promissory note bearing interest at 3.0% (the "CHI Note") payable in four equal annual installments. The outstanding balance of the CHI Note was $7,500 and $11,250 as of January 2, 2021 and December 28, 2019, respectively.
On August 24, 2018, the Company acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% payable in four equal annual installments of $1,000. The outstanding balance of the CALYX Note was $2,000 and $3,000 as of January 2, 2021 and December 28, 2019, respectively.
On February 2, 2018, the Company acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "CSA Note") payable in four equal annual installments of $150. The outstanding balance of the CSA Note was $300 and $450 as of January 2, 2021 and December 28, 2019, respectively.
On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the "Butsko Note") payable in four equal annual installments of $250. The outstanding balance of the Butsko Note was $500 and $750 as of January 2, 2021 and December 28, 2019, respectively.
On September 6, 2017, the Company acquired all of the outstanding interests in Marron and Associates, Inc. ("Marron"). The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Marron Note") payable in three equal annual installments of $100. There was no outstanding balance on the Marron Note as of January 2, 2021. As of December 28, 2019, the outstanding balance of the Marron Note was $100.
On June 6, 2017, the Company acquired all of the outstanding equity interest in Richard D. Kimball Co. ("RDK"). The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the "RDK Note") payable in four equal annual installments of $1,375. The outstanding balance of the RDK Note was $1,375 and $2,750 as of January 2, 2021 and December 28, 2019, respectively.
On May 4, 2017, the Company acquired all of the outstanding equity interest in Holdrege & Kull, Consulting Engineers and Geologists ("H&K"). The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "H&K Note") payable in four equal annual installments of $150. The outstanding balance of the H&K Note was $150 and $300 as of January 2, 2021 and December 28, 2019, respectively.
On May 1, 2017, the Company acquired all of the outstanding equity interest in Lochrane Engineering Incorporated ("Lochrane"). The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the "Lochrane Note") payable in four equal annual installments of $413. The outstanding balance of the Lochrane Note was $413 and $825 as of January 2, 2021 and December 28, 2019, respectively.
On December 6, 2016, the Company acquired all of the outstanding interests of CivilSource, Inc. ("CivilSource"). The purchase price included an uncollateralized $3,500 promissory note bearing interest at 3.0% (the "CivilSource Note") payable in four equal annual installments of $875. There was no outstanding balance on the CivilSource Note as of January 2, 2021. As of December 28, 2019, the outstanding balance of the CivilSource note was $1,502.
On November 30, 2016, the Company acquired all of the outstanding interests of Hanna Engineering, Inc. ("Hanna"). The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the "Hanna Note") payable in four equal annual installments of $675. The outstanding balance of the Hanna Note was $430 and $675 as of January 2, 2021 and December 28, 2019, respectively.
On October 26, 2016, the Company acquired all of the outstanding interests of J.B.A. Consulting Engineers, Inc. ("JBA"). The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the "JBA Note")

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
payable in five equal annual installments of $1,400. The outstanding balance of the JBA Note was $3,011 and $4,163 as of January 2, 2021 and December 28, 2019, respectively.
On September 12, 2016, the Company acquired certain assets of Weir Environmental, L.L.C. ("Weir"). The purchase price included an uncollateralized $500 promissory note bearing interest at 3.0% (the "Weir Note") payable in four equal annual installments of $125. There was no outstanding balance on the Weir Note as of January 2, 2021. As of December 28, 2019, the outstanding balance of the Weir Note was $125.
On May 20, 2016, the Company acquired all of the outstanding equity interests of Dade Moeller & Associates, Inc. ("Dade Moeller"). The purchase price included an aggregate of $6,000 of uncollateralized promissory notes bearing interest at 3.0% (the "Dade Moeller Notes") payable in four equal annual installments of $1,500. There was no outstanding balance on the Dade Moeller Notes as of January 2, 2021. As of December 28, 2019, the outstanding balance of the Date Moeller Notes was $1,497.
Future contractual maturities of long-term debt as of January 2, 2021 are as follows:

Fiscal Year	Amount
2021	$25,012
2022	19,909
2023	13,969
2024	252,257
2025	5
Total	$311,152
Note 12 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	January 2, 2021	December 28, 2019
Contingent consideration, beginning of the year	$4,002	$4,698
Additions for acquisitions	255	1,316
Reduction of liability for payments made	(1,857)	(1,938)
Decrease of liability related to re-measurement of fair value	—	(74)
Total contingent consideration, end of the period	2,400	4,002
Current portion of contingent consideration	(1,334)	(1,954)
Contingent consideration, less current portion	$1,066	$2,048
Note 13 – Leases
The Company primarily leases property under operating leases and has six equipment operating leases for aircrafts used by the operations of QSI. The Company's property operating leases consist of various office facilities, which it leases from unrelated parties. The Company uses a portfolio approach to account for such leases due to the similarities in characteristics and applies an incremental borrowing rate based on estimates of rates the Company would pay for senior collateralized loans over a similar term. The Company's office leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for lease components (e.g. fixed payments including rent, real estate taxes and common area maintenance costs) as a single lease component. Some of the Company's leases include one or more options to renew the lease term at its sole discretion; however, these are not included in the calculation of its lease liability or ROU lease asset because they are not reasonably certain of exercise.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Leases	Classification	January 2, 2021	December 28, 2019
Assets
Operating lease assets	Right-of-use lease asset, net (1)	$43,607	$46,313
Finance lease assets	Property and equipment, net (1)	2,946	2,371
Total leased assets		$46,553	$48,685

Liabilities
Current
Operating	Accrued liabilities	$(13,161)	$(13,108)
Finance	Current portion of notes payable and other obligations	(1,321)	(1,022)
Noncurrent
Operating	Other long-term liabilities	(32,290)	(34,573)
Finance	Notes payable and other obligations, less current portion	(1,673)	(1,685)
Total lease liabilities		$(48,445)	$(50,388)

(1)As of January 2, 2021, operating right of-use lease assets and finance lease assets are recorded net of accumulated amortization of $19,096 and $2,499, respectively. As of December 28, 2019, operating right-of-use lease assets and finance lease assets are recorded net of accumulated amortization of $9,657 and $1,592, respectively.

Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Weighted - Average Remaining Lease Term (Years)	January 2, 2021	December 28, 2019
Operating leases	4.9	5.0
Finance leases	2.1	2.8

Weighted - Average Discount Rate
Operating leases	4%	4%
Finance leases	7%	7%

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Supplemental cash flow information related to the Company's operating and finance lease liabilities is as follows:

	Fiscal Year Ended
	January 2, 2021	December 28, 2019
Operating cash flows from operating leases	$13,854	$10,988
Financing cash flows from finance leases	$267	$796
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$13,427	$20,731
The following table summarizes the components of lease cost recognized in the consolidated statements of net income and comprehensive income:

		Fiscal Year Ended
Lease Cost	Classification	January 2, 2021	December 28, 2019
Operating lease cost	Facilities and facilities related	$15,071	$11,538
Variable operating lease cost	Facilities and facilities related	2,934	—
Finance lease cost
Amortization of financing lease assets	Depreciation and amortization	1,035	1,245
Interest on lease liabilities	Interest expense	121	98
Total lease cost		$19,161	$12,881

As of January 2, 2021, maturities of the Company's lease liabilities under its long-term operating leases and finance leases for the next five fiscal years and thereafter are as follows:

Fiscal Year	Operating Leases	Finance Leases
2021	$14,597	$1,416
2022	10,975	1,115
2023	8,533	629
2024	5,936	226
2025	4,159	7
Thereafter	5,814	—
Total lease payments	50,014	3,393
Less: Interest	(4,563)	(399)
Present value of lease liabilities	$45,451	$2,994
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Note 15 – Stock-Based Compensation
In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of January 2, 2021, 863,340 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.
The following summarizes the activity of restricted stock awards during fiscal years 2020, 2019 and 2018:

	Share Units	Weighted Average Grant Date Fair Value
Unvested shares as of December 30, 2017	583,051	$27.13
Granted	187,087	$65.15
Vested	(127,870)	$19.98
Forfeited	(15,357)	$32.14
Unvested shares as of December 29, 2018	626,911	$39.81
Granted	275,220	$70.90
Vested	(207,039)	$20.41
Forfeited	(42,415)	$53.24
Unvested shares as of December 28, 2019	652,677	$58.20
Granted	390,833	$47.00
Vested	(251,178)	$44.95
Forfeited	(22,149)	$64.00
Unvested shares as of January 2, 2021	770,183	$57.20
Stock-based compensation expense relating to restricted stock awards during fiscal years ended 2020, 2019 and 2018 was $14,955, $10,430 and $6,697, respectively. Approximately $23,104 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.65 years, is unrecognized as of January 2, 2021. The total fair value of restricted shares vested during fiscal years 2020, 2019 and 2018 was $12,472, $14,680 and $7,422, respectively.
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
The Company contributed $1,673, $1,323 and $676, respectively, to the 401(k) Plan for fiscal years 2020, 2019 and 2018, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Note 17 – Income Taxes
Income tax expense for years 2020, 2019 and 2018 consisted of the following:

	Fiscal Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Current:
Federal	$13,192	$8,059	$7,261
State	7,690	3,800	2,911
Foreign	137	(49)	276
Total current income tax expense	21,019	11,810	10,448

Deferred:
Federal	(10,708)	(5,160)	(2,924)
State	(2,317)	(1,474)	(661)
Foreign	(44)	—	—
Total deferred income tax (benefit)	(13,069)	(6,634)	(3,585)
		.
Total income tax expense	$7,950	$5,176	$6,863
Temporary differences comprising the net deferred income tax liability shown in the Company’s consolidated balance sheets were as follows:

	January 2, 2021	December 28, 2019
Deferred tax asset:
Lease liabilities	$11,674	$17,651
Tax carryforwards	6,353	7,767
Accrued compensation	7,704	6,682
Accrued payroll tax	2,853	—
Allowance for doubtful accounts	2,507	1,789
Other	283	327
Total deferred tax asset	$31,374	$34,216

Deferred tax liability:
Acquired intangibles	$(39,148)	$(60,045)
Right-of-use assets	(11,092)	(17,189)
Depreciation and amortization	(6,943)	(6,289)
Cash to accrual adjustment	(1,260)	(2,569)
Other	(722)	(1,465)
Total deferred tax liability	(59,165)	(87,557)

Net deferred tax liability	$(27,791)	$(53,341)

As of January 2, 2021 and December 28, 2019, the Company had net non-current deferred tax liabilities of $27,791 and $53,341, respectively. No valuation allowance against the Company’s deferred income tax assets is needed as of January 2, 2021 and December 28, 2019 as it is more-likely-than-not that the positions will be realized upon settlement. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes. During 2020, the Company recorded a decrease in deferred tax liability of $12,479 related to adjustments to purchase price allocations associated with 2019 acquisitions. During 2019, the Company recorded a deferred tax liability of $43,151, in conjunction with the purchase price allocation of the intangible assets associated with acquisitions.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Total income tax expense was different than the amount computed by applying the Federal statutory rate as follows:

	Fiscal Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Tax at federal statutory rate	$6,083	$6,076	$7,081
State taxes, net of Federal benefit	2,653	1,990	1,424
Stock-based compensation	(157)	(2,808)	(1,014)
Federal and state tax credits	(1,544)	(1,247)	(923)
Changes in unrecognized tax position	179	425	111
Transition tax	—	—	110
Effect of change in income tax rate	—	—	31
Other	736	740	43
Total income tax expense	$7,950	$5,176	$6,863
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
The Company’s consolidated effective income tax rate was 27.4%, 17.8% and 20.4% for fiscal years 2020, 2019 and 2018, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate in 2019 and 2018 was primarily due to excess tax benefits from stock-based payments and federal credits, offset by other permanent items.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. The California Franchise Tax Board (“CFTB”) challenged research and development tax credits generated for the years 2012 to 2014. During the fourth quarter of 2017, the Company settled with the CFTB and paid $839 for research and development tax credits for the years 2005 through 2011. Fiscal years 2012 through 2020 are considered open tax years in the State of California and 2017 through 2020 in the U.S. federal jurisdiction and other state and foreign jurisdictions. The Company’s 2014 U.S. federal income tax return was reviewed by the Internal Revenue Service and closed with no change during the second quarter of 2018
As of January 2, 2021 and December 29, 2018, the Company had $1,022 and $887, respectively, of gross unrecognized tax benefits, which if recognized, $903 and $769 would affect our effective tax rate. It is not expected that there will be a significant change in the unrecognized tax benefits in the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 2, 2021	December 28, 2019	December 29, 2018
Balance, beginning of period	$887	$548	$437
Additions based on tax positions related to the current year	155	124	45
Additions for tax positions of prior years	30	338	66
Lapse of statute of limitations	(50)	(123)	—
Reductions for positions of prior years	—	—	—
Settlement	—	—	—
Balance, end of period	$1,022	$887	$548

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to unrecognized tax benefits in the Consolidated Balance Sheet were $249 and $204 as of January 2, 2021 and December 28, 2019, respectively. An immaterial amount of interest and penalties were recognized in the provision for income taxes during December 29, 2018.
Note 18 – Reportable Segments
Effective the beginning of fiscal year 2020, the Company's Chief Executive Officer, who is the CODM, re-evaluated the structure of the Company's internal organization as a result of the December 2019 acquisition of QSI. To reflect management's revised perspective, the Company is now organized into three operating and reportable segments as follows:
•Infrastructure (INF), which includes the Company's engineering, civil program management, utility services, and construction quality assurance, testing and inspection practices.
•Building, Technology & Sciences (BTS), which includes the Company's environmental, buildings program management, and MEP & technology engineering practices.
•Geospatial Solutions (GEO), which includes the Company's geospatial solution practices.
The GEO segment has been created in order to provide greater visibility regarding the operational and financial performance of the Geospatial business given the recent acquisition of QSI. The GEO segment structure is consistent with how the Company plans and allocates resources, manages its business, and assesses its performance. The change in segment reporting was not material to prior period segment financial results. As such, prior period segment financial results were not retrospectively revised. The assets of QSI and Skyscene were reallocated from the Company's INF reportable segment to the Company's new GEO reportable segment.
The Company evaluates the performance of these reportable segments based on their respective operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. The following tables set forth summarized financial information concerning our reportable segments:

	Fiscal Years Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Gross revenues
INF	$352,965	$331,161	$254,723
BTS	157,432	177,777	163,358
GEO	148,899	—	—
Total gross revenues	$659,296	$508,938	$418,081

Segment income before taxes
INF	$62,574	$54,583	$43,832
BTS	21,091	28,138	26,656
GEO	30,013	—	—
Total Segment income before taxes	113,678	82,721	70,488
Corporate(1)	(84,710)	(53,789)	(36,769)
Total income before taxes	$28,968	$28,932	$33,719
(1) Includes amortization of intangibles of $34,596, $20,488 and $13,052 for the fiscal years ended 2020, 2019 and 2018, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

	January 2, 2021	December 28, 2019
Assets
INF	$252,755	$303,239
BTS	166,939	131,967
GEO	342,052	365,605
Corporate(1)	119,429	92,326
Total assets	$881,175	$893,137
(1) Corporate assets consist of intercompany eliminations and assets not allocated to segments including cash and cash equivalents and certain other assets.
Subsequent to the issuance of the Company's 2019 financial statements, the disclosure of assets by reportable segment has been restated for the creation of the GEO reportable segment as required by ASC 280, Segment Reporting. Additionally, the previously reported disclosure of assets for the BTS and INF segments as of December 28, 2019 has been revised to reflect an increase in total assets of the BTS reportable segment of $108 million and a decrease in the INF segment of the same amount.
Substantially all of the Company's assets are located in the United States.
The Company disaggregates its gross revenues from contracts with customers by geographic location, customer-type and contract-type for each of its reportable segments. Disaggregated revenues include the elimination of inter-segment revenues which has been allocated to each segment. The Company believes this best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors. No sales to an individual customer or country other than the United States accounted for more than 10% of gross revenue for fiscal years 2020, 2019 and 2018. Gross revenue, classified by the major geographic areas in which our customers were located, were as follows:

	Fiscal Year 2020
	INF	BTS	GEO	Total
United States	$352,965	$147,806	$146,511	$647,282
Foreign	—	9,626	2,388	12,014
Total gross revenues	$352,965	$157,432	$148,899	$659,296

	Fiscal Year 2019
	INF	BTS	GEO	Total
United States	$331,161	$171,246	$—	$502,407
Foreign	—	6,531	—	6,531
Total gross revenues	$331,161	$177,777	$—	$508,938

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

	Fiscal Year 2018
	INF	BTS	GEO	Total
United States	$254,723	$150,696	$—	$405,419
Foreign	—	12,662	—	12,662
Total gross revenues	$254,723	$163,358	$—	$418,081

Gross revenue by customer were as follows:

	Fiscal Year 2020
	INF	BTS	GEO	Total
Public and quasi-public sector	$279,965	$67,434	$101,456	$448,855
Private sector	73,000	89,998	47,443	210,441
Total gross revenues	$352,965	$157,432	$148,899	$659,296

	Fiscal Year 2019
	INF	BTS	GEO	Total
Public and quasi-public sector	$271,935	$66,544	$—	$338,479
Private sector	59,226	111,233	—	170,459
Total gross revenues	$331,161	$177,777	$—	$508,938

	Fiscal Year 2018
	INF	BTS	GEO	Total
Public and quasi-public sector	$233,395	$45,393	$—	$278,788
Private sector	21,328	117,965	—	139,293
Total gross revenues	$254,723	$163,358	$—	$418,081

Gross revenues by contract type were as follows:

	Fiscal Year 2020
	INF	BTS	GEO	Total
Cost-reimbursable contracts	$337,580	$123,135	$148,631	$609,346
Fixed-unit price contracts	15,385	34,297	268	49,950
Total gross revenues	$352,965	$157,432	$148,899	$659,296

	Fiscal Year 2019
	INF	BTS	GEO	Total
Cost-reimbursable contracts	$318,112	$139,406	$—	$457,518
Fixed-unit price contracts	13,049	38,371	—	51,420
Total gross revenues	$331,161	$177,777	$—	$508,938

	Fiscal Year 2018
	INF	BTS	GEO	Total
Cost-reimbursable contracts	$254,365	$128,738	$—	$383,103
Fixed-unit price contracts	358	34,620	—	34,978
Total gross revenues	$254,723	$163,358	$—	$418,081

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Note 19 – Subsequent Events
On February 9, 2021 ("IDA Closing Date"), the Company acquired all of the outstanding equity interests in Industrial Design Associates International, IDA Engineering Private Limited, and Industrial Design Associates International PTE. LTD. (collectively "IDA"), an international engineering services consulting company that provides building commissioning and MEP design services to clients throughout Asia and Europe. The aggregate purchase price is up to $2,975, including $1,975 of cash and a $1,000 promissory note, payable in two equal installments of $500 due on each of the sixth month and twelve month anniversaries of the IDA Closing Date.
On February 22, 2021 ("TerraTech Closing Date"), the Company acquired all of the outstanding equity interests in TerraTech Engineers, Inc. ("TerraTech"), a geotechnical engineering, environmental consulting, and materials testing company headquartered in North Carolina. The aggregate purchase price is up to $7,700, including $3,000 of cash, a $3,200 promissory note, payable in five equal installments of $640 due on the first, second, third, fourth and fifth anniversaries of the TerraTech Closing Date, and $1,500 of the Company's common stock payable in three equal installments of $500 due at closing and on the first and second anniversaries of the TerraTech Closing Date.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Controls and Procedures
As of January 2, 2021, the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 2, 2021, the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (2) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 2, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control—Integrated Framework.
As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired companies’ controls by year-end, management has excluded Mediatech FZ, LLC and Mediatech Information Technology Consultants ("Mediatech") from its evaluation of disclosure controls and procedures and control over financial reporting and changes therein from the date of such acquisition through January 2, 2021. Mediatech constitutes less than 1% of the total assets of the Company as of January 2, 2021, and less than 1% of the Company’s gross revenues for the fiscal year ended January 2, 2021.

Our management has concluded that, as of January 2, 2021, our internal control over financial reporting was effective based on these criteria. The effectiveness of the Company's internal control over financial reporting as of January 2, 2021 has been audited by Deloitte & Touche LLP, the Company's independent registered certified public accounting firm. Their report, which is set forth in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K, expresses an unqualified opinion of the effectiveness of the Company's internal control over financial reporting as of January 2, 2021.
Changes in Internal Control
There were no changes to the Company's internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As a result of the COVID-19 pandemic, in March 2020 certain employees began working remotely. As a result of these changes to the working environment, the Company has not identified any material changes in the Company's internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NV5 Global, Inc.
Hollywood, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NV5 Global, Inc. and subsidiaries (the “Company”) as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 2, 2021, of the Company and our report dated March 3, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Mediatech FZ, LLC and Mediatech Information Technology Consultants (“Mediatech”), which was acquired in 2020 and whose financial statements constitute less than 1% of total assets and less than 1% of gross revenues of the consolidated financial statement amounts as of and for the year ended January 2, 2021. Accordingly, our audit did not include the internal control over financial reporting at Mediatech.

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
March 3, 2021
ITEM 9B.    OTHER INFORMATION
None

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2020 year end.
ITEM 11.    EXECUTIVE COMPENSATION.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2020 year end.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2020 year end.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2020 year end.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2020 year end.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)Financial Statements:
(1)The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 therein.
(2)All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable.
(3)See attached Exhibit Index of this Annual Report on Form 10-K.
(b)Exhibits:

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
10.14
Employment Agreement dated as of June 6, 2019 between NV5, Inc. and Edward Codispoti † (Incorporated by reference in Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 10, 2019)

10.15
Amended and Restated Credit Agreement, dated as of December 20, 2019 by and among NV5 Global, Inc., as borrower, the subsidiaries of NV5 Global, Inc. named therein, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 23, 2019)

10.16
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of May 5, 2020 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020)

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

NV5 GLOBAL, INC.

Date:	March 3, 2021		/s/ Dickerson Wright
		Name:	Dickerson Wright
		Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dickerson Wright	Chairman and Chief Executive Officer	March 3, 2021
Dickerson Wright	(Principal Executive Officer)

/s/ Edward H. Codispoti	Chief Financial Officer	March 3, 2021
Edward H. Codispoti	(Principal Financial and Accounting Officer)

/s/ Alexander A. Hockman	Chief Operating Officer, President and Director	March 3, 2021
Alexander A. Hockman

/s/ MaryJo O’Brien	Executive Vice President and Director	March 3, 2021
MaryJo O’Brien

/s/ Laurie Conner	Director	March 3, 2021
Laurie Conner

/s/ William D. Pruitt	Director	March 3, 2021
William D. Pruitt

/s/ Francois Tardan	Director	March 3, 2021
Francois Tardan