Form 10-Q
period 2021-04-03
NV5 Global, Inc.
filed 2021-05-13
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of May 7, 2021, there were 15,176,886 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	April 3, 2021	January 2, 2021
Assets
Current assets:
Cash and cash equivalents	$92,925	$64,909
Billed receivables, net	108,921	142,705
Unbilled receivables, net	72,967	74,458
Prepaid expenses and other current assets	8,085	6,804
Total current assets	282,898	288,876
Property and equipment, net	29,143	27,011
Right-of-use lease assets, net	42,419	43,607
Intangible assets, net	179,711	174,931
Goodwill	359,101	343,796
Other assets	3,059	2,954
Total assets	$896,331	$881,175

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,014	$39,989
Accrued liabilities	53,797	45,325
Billings in excess of costs and estimated earnings on uncompleted contracts	17,721	24,962
Client deposits	480	380
Current portion of contingent consideration	3,423	1,334
Current portion of notes payable and other obligations	26,896	24,196
Total current liabilities	136,331	136,186
Contingent consideration, less current portion	697	1,066
Other long-term liabilities	37,841	38,737
Notes payable and other obligations, less current portion	145,443	283,326
Deferred income tax liabilities, net	28,830	27,791
Total liabilities	349,142	487,106

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 14,933,927 and 13,270,131 shares issued and outstanding as of April 3, 2021 and January 2, 2021, respectively	149	133
Additional paid-in capital	415,895	268,271
Retained earnings	131,145	125,665
Total stockholders’ equity	547,189	394,069
Total liabilities and stockholders’ equity	$896,331	$881,175
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	April 3, 2021	March 28, 2020
Gross revenues	$153,095	$165,480

Direct costs:
Salaries and wages	41,459	45,034
Sub-consultant services	23,246	27,427
Other direct costs	9,798	8,487
Total direct costs	74,503	80,948

Gross profit	78,592	84,532

Operating expenses:
Salaries and wages, payroll taxes and benefits	42,951	45,556
General and administrative	11,549	13,157
Facilities and facilities related	5,097	5,397
Depreciation and amortization	9,440	11,040
Total operating expenses	69,037	75,150

Income from operations	9,555	9,382

Interest expense	(2,318)	(3,788)

Income before income tax expense	7,237	5,594
Income tax expense	(1,757)	(1,406)
Net income and comprehensive income	$5,480	$4,188

Earnings per share:
Basic	$0.43	$0.34
Diluted	$0.41	$0.33

Weighted average common shares outstanding:
Basic	12,876,822	12,233,477
Diluted	13,429,102	12,593,788
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 28, 2019	12,852,357	$129	$251,187	$104,647	$355,963
Stock-based compensation	—	—	3,379	—	3,379
Restricted stock issuance, net	4,417	—	—	—	—
Stock issuance for acquisitions	12,406	—	558	—	558
Payment of contingent consideration with common stock	5,244	—	278	—	278
Net income	—	—	—	4,188	4,188
Balance, March 28, 2020	12,874,424	$129	$255,402	$108,835	$364,366

Balance, January 2, 2021	13,270,131	$133	$268,271	$125,665	$394,069
Stock-based compensation	—	—	3,696	—	3,696
Restricted stock issuance, net	13,536	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(580)	—	(52)	—	(52)
Stock issuance for acquisitions	35,737	—	3,150	—	3,150
Proceeds from secondary offering, net of costs	1,612,903	16	140,621		140,637
Payment of contingent consideration with common stock	2,200	—	209	—	209
Net income	—	—	—	5,480	5,480
Balance, April 3, 2021	14,933,927	$149	$415,895	$131,145	$547,189
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	April 3, 2021	March 28, 2020
Cash flows from operating activities:
Net income	$5,480	$4,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,542	11,040
Non-cash lease expense	2,161	1,704
Provision for doubtful accounts	(536)	215
Stock-based compensation	3,696	3,379
Change in fair value of contingent consideration	209	—
Gain on disposals of property and equipment	(530)	(339)
Deferred income taxes	(2,282)	(1,614)
Amortization of debt issuance costs	227	220
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	36,037	6,053
Unbilled receivables	2,032	(7,764)
Prepaid expenses and other assets	(1,114)	1,962
Accounts payable	(6,332)	44
Accrued liabilities	2,629	(8,061)
Income taxes payable	3,085	1,365
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,241)	1,204
Deposits	92	7
Net cash provided by operating activities	48,155	13,603

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(15,007)	—
Proceeds from sale of assets	460	425
Purchase of property and equipment	(1,470)	(4,525)
Net cash used in investing activities	(16,017)	(4,100)

Cash flows from financing activities:
Proceeds from common stock offering	150,000	—
Payments on notes payable	(1,669)	(2,116)
Payments of contingent consideration	(150)	(650)
Payments of borrowings from Senior Credit Facility	(143,207)	—
Payments of common stock offering costs	(9,044)	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(52)	—
Payments of debt issuance costs	—	(236)
Net cash used in financing activities	(4,122)	(3,002)

Net increase in cash and cash equivalents	28,016	6,501
Cash and cash equivalents – beginning of period	64,909	31,825
Cash and cash equivalents – end of period	$92,925	$38,326
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	April 3, 2021	March 28, 2020
Non-cash investing and financing activities:
Contingent consideration (earn-out)	$1,870	$—
Notes payable and other obligations issued for acquisitions	$8,180	$—
Stock issuance for acquisitions	$3,150	$558
Accrued common stock offering costs	$319	$—
Finance leases	$78	$408
Payment of contingent consideration with common stock	$209	$278
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 1 – Organization and Nature of Business Operations
Business
NV5 Global, Inc. and its subsidiaries (collectively, the “Company,” or “NV5 Global”) is a provider of professional and technical engineering and consulting solutions to public and private sector clients in the infrastructure, utility services, construction, real estate, and environmental markets, operating nationwide and abroad. The Company’s clients include the U.S. federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to:

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
Fiscal Year
    The Company operates on a "52/53 week" fiscal year ending on the Saturday closest to the calendar quarter end, and fiscal 2021 contains 52 weeks compared to fiscal 2020, which contained 53 weeks.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has significantly impacted global stock markets and economies. The Company is closely monitoring the impact of the outbreak of COVID-19 on all aspects of its business, including how it will impact the Company's customers and employees. Some of the Company's services were affected, primarily its Geospatial segment, real estate transactional services and hospitality-related services. In particular, due to COVID-19 restrictions, some of the Company's casino and hotel projects have been delayed. As U.S. and international economies begin to reopen and with a vaccine underway, the Company expects demand for these services to return, but the Company is unable to predict the ultimate impact that it may have on its business, future results of operations, financial position, or cash flows. The extent to which the Company's operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. The Company intends to continue to monitor the impact of COVID-19 pandemic on its business closely.
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
In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended January 2, 2021 (the “2020 Form 10-K”). The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for any future interim period or for the full 2021 fiscal year.
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
As of April 3, 2021, the Company had $592,781 of remaining performance obligations, of which $497,728 is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in performance obligations. Most of the Company's government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. Revenue recognized that was included in the contract liability balance at the beginning of the fiscal year was $18,616 for the three months ended April 3, 2021.

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

On August 1, 2020, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2020. Furthermore, there were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2020 through April 3, 2021.
Identifiable intangible assets primarily include customer backlog, customer relationships, trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events or changes in circumstances that would indicate intangible assets were impaired during the three months ended April 3, 2021.

See Note 8, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.
There have been no material changes in the Company's significant accounting policies described in the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended January 2, 2021.
Note 3 – Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"). This ASU provides optional expedients and exceptions to the current guidance on contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company adopted this ASU upon issuance and there was no impact to its financial statements as a result of the adoption. The Company will apply this guidance to any future modifications to its Credit Agreement that references LIBOR.
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
The weighted average number of shares outstanding in calculating basic earnings per share for the three months ended April 3, 2021 and March 28, 2020 exclude 767,186 and 637,186 non-vested restricted shares, respectively. During the three months ended April 3, 2021 and March 28, 2020, there were 8,023 and 164,221 weighted average securities, respectively, which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share:

	Three Months Ended
	April 3, 2021	March 28, 2020
Numerator:
Net income – basic and diluted	$5,480	$4,188

Denominator:
Basic weighted average shares outstanding	12,876,822	12,233,477
Effect of dilutive non-vested restricted shares and units	527,957	297,999
Effect of issuable shares related to acquisitions	24,323	62,312
Diluted weighted average shares outstanding	13,429,102	12,593,788

Secondary Offering
On March 10, 2021, the Company priced an underwritten public offering of 1,612,903 shares of its common stock (the "Firm Shares") at a price of $93.00 per share. The shares were sold pursuant to an effective registration statement on Form S-3 (Registration No. 333-237167). In addition, the Company also granted the underwriters a 30-day option to purchase 241,935 additional shares (the "Option Shares") of its common stock at the public offering price. On March 15, 2021, the Company closed on the Firm Shares, for which it received net proceeds of approximately $141,000 after deducting the underwriting discount and estimated offering expenses payable by the Company. On April 13, 2021, the underwriters exercised the Option Shares and the Company received net proceeds of $21,150 after deducting the underwriting discount.
Note 5 – Business Acquisitions
2021 Acquisitions
On February 9, 2021 ("IDA Closing Date"), the Company acquired all of the outstanding equity interests in Industrial Design Associates International, Industrial Design Associates International PTE LTD., and IDA Engineering Private Limited (collectively "IDA"), an international engineering services consulting company that provides building commissioning and MEP design services to clients throughout Asia. The aggregate purchase price is $2,955, including $1,975 of cash and a $980 promissory note, payable in two equal installments due on each of the sixth month and twelve month anniversaries of the IDA Closing Date. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for IDA, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC Topic 805, Business Combinations ("ASC 805"). The IDA acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.
On February 22, 2021 ("TerraTech Closing Date"), the Company acquired all of the outstanding equity interests in TerraTech Engineers, Inc. ("TerraTech"), a geotechnical engineering, environmental consulting, and materials testing company headquartered in North Carolina. The aggregate purchase price is $7,514, including $3,000 of cash, a $3,200 promissory note (bearing interest at 2.75%), payable in five equal installments of $640 due on the first, second, third, fourth and fifth anniversaries of the TerraTech Closing Date, and $450 of the Company's common stock (5,204 shares) issued at the closing date. The purchase price also includes $864 of the Company's common stock payable in two equal installments due on the first and second anniversaries of the TerraTech Closing Date. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for TerraTech, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The TerraTech acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
On March 25, 2021 ("Geodynamics Closing Date"), the Company acquired all of the outstanding equity interests in Geodynamics LLC ("Geodynamics"), a provider of sonar-based, deep-water geospatial solutions. The aggregate purchase price is $19,570, including $11,000 of cash, a $4,000 promissory note (bearing interest at 2.75%), payable in three equal installments of $1,333 due on the first, second, and third anniversaries of the Geodynamics Closing Date, and $2,700 of the Company's common stock (30,533 shares) issued at the closing date. The purchase price also includes a potential $21,000 earn-out of cash, which was recorded at an estimated fair value of $1,870. An option based model was used to determine the fair value of the earn-out, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Geodynamics, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The Geodynamics acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during the three months ended April 3, 2021 and the fiscal year ended January 2, 2021:

	Three Months Ended	Fiscal Year Ended
	April 3, 2021	January 2, 2021
Cash	$968	$—
Billed and unbilled receivables, net	2,260	1,439
Right-of-use assets	1,256	—
Property and equipment	3,089	28
Prepaid expenses	254	33
Other assets	15	28
Intangible assets:
Customer relationships	8,336	237
Trade name	502	30
Customer backlog	1,494	56
Non-compete	2,424	5
Total Assets	$20,598	$1,856
Liabilities	(2,537)	(345)
Deferred tax liabilities	(3,241)	(86)
Net assets acquired	$14,820	$1,425

Consideration paid (Cash, Notes and/or stock)	$28,169	$1,694
Contingent earn-out liability (Cash and stock)	1,870	255
Total Consideration	$30,039	$1,949
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$15,219	$524
Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from these acquisitions. See Note 8, Goodwill and Intangible Assets, for further information on fair value adjustments to goodwill and identified intangibles.
The consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of businesses acquired from their respective dates of acquisition for the three months ended April 3, 2021.

Three Months Ended
April 3, 2021
Gross revenues	$1,451
Income before income taxes	$493
The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three months ended April 3, 2021 and March 28, 2020 as if the acquisitions of TerraTech and GeoDynamics had occurred at the beginning of fiscal year 2020. The pro forma information provided below is compiled from the pre-acquisition financial information of TerraTech and GeoDynamics and includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of these acquisitions actually been acquired at the beginning of fiscal year 2020 or (ii) future results of operations:

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	April 3, 2021	March 28, 2020
Gross revenues	$155,606	$168,604
Net income	$5,727	$4,276
Basic earnings per share	$0.44	$0.35
Diluted earnings per share	$0.43	$0.34

    The pro forma results for Mediatech and IDA have not been presented as the financial impact on the Company's consolidated financial statements would be immaterial.
Note 6 – Billed and Unbilled Receivables
Billed and Unbilled Receivables consists of the following:

	April 3, 2021	January 2, 2021
Billed receivables	$114,519	$149,233
Less: allowance for doubtful accounts	(5,598)	(6,528)
Billed receivables, net	$108,921	$142,705

Unbilled receivables	$75,055	$76,609
Less: allowance for doubtful accounts	(2,088)	(2,151)
Unbilled receivables, net	$72,967	$74,458

Note 7 – Property and Equipment, net
Property and equipment, net, consists of the following:

	April 3, 2021	January 2, 2021
Office furniture and equipment	$3,845	$3,782
Computer equipment	15,395	15,597
Survey and field equipment	25,410	22,866
Leasehold improvements	6,404	6,322
Total	51,054	48,567
Less: accumulated depreciation	(21,911)	(21,556)
Property and equipment, net	$29,143	$27,011
Depreciation expense was $2,574 and $2,701 for the three months ended April 3, 2021 and March 28, 2020, respectively, of which $1,102 was included in other direct costs for each of the three months ended April 3, 2021 and March 28, 2020.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 8 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value by reportable segment for the three months ended April 3, 2021 were as follows:

	Three Months Ended
	January 2, 2021	2021 Acquisitions	Adjustments	April 3, 2021
INF	$87,333	$3,000	$—	$90,333
BTS	78,848	781	86	79,715
GEO	177,615	11,438	—	189,053
Total	$343,796	$15,219	$86	$359,101
During the three months ended April 3, 2021, the Company recorded goodwill related to the acquisitions of IDA, TerraTech, and Geodynamics of $781, $3,000, and $11,438, respectively, and a purchase price allocation adjustment of $86 that increased goodwill for the acquisition of Mediatech.
Intangible Assets
Intangible assets, net, as of April 3, 2021 and January 2, 2021 consist of the following:

	April 3, 2021			January 2, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$191,384	$(50,885)	$140,499	$183,048	$(46,506)	$136,542
Trade name(2)	15,019	(12,823)	2,196	14,517	(12,099)	2,418
Customer backlog(3)	26,605	(20,955)	5,650	25,111	(19,709)	5,402
Non-compete(4)	11,797	(7,353)	4,444	9,373	(6,909)	2,464
Developed technology(5)	32,944	(6,022)	26,922	32,944	(4,839)	28,105
Total finite-lived intangible assets	$277,749	$(98,038)	$179,711	$264,993	$(90,062)	$174,931

(1) Amortized on a straight-line basis over estimated lives (5 to 12 years)
(2) Amortized on a straight-line basis over their estimated lives (1 to 3 years)
(3) Amortized on a straight-line basis over their estimated lives (1 to 5 years)
(4) Amortized on a straight-line basis over their contractual lives (2 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 7 years)
Amortization expense was $7,968 and $8,339 during the three months ended April 3, 2021 and March 28, 2020, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 9 – Accrued Liabilities
Accrued liabilities consist of the following:

	April 3, 2021	January 2, 2021
Current portion of lease liability	$12,993	$13,161
Accrued vacation	13,312	11,998
Payroll and related taxes	16,116	10,744
Benefits	3,076	4,764
Accrued operating expenses	3,083	2,792
Professional liability reserve	1,230	949
Accrued interest expense	504	506
Income tax payable and other liabilities	3,483	411
Total	$53,797	$45,325

Note 10 – Notes Payable and Other Obligations
Notes payable and other obligations consists of the following:

	April 3, 2021	January 2, 2021
Senior credit facility	$140,625	$283,832
Uncollateralized promissory notes	30,174	23,175
Finance leases	2,929	2,994
Other obligations	2,015	1,151
Debt issuance costs, net of amortization	(3,404)	(3,630)
Total notes payable and other obligations	172,339	307,522
Current portion of notes payable and other obligations	26,896	24,196
Notes payable and other obligations, less current portion	$145,443	$283,326
As of April 3, 2021 and January 2, 2021, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
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
These financial covenants also require the Company to maintain a consolidated fixed charge coverage ratio of no less than 1.20 to 1.00 as of the end of any measurement period. As of April 3, 2021, the Company was in compliance with the financial covenants.

    The Amended A&R Credit Agreement also amended pricing terms which remain variable and tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on the Company's consolidated leverage ratio. As of April 3, 2021 the Company's interest rate was 2.8%.

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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Amended A&R Credit Agreement were $4,123. Total amortization of debt issuance costs was $227 and $220 during the three months ended April 3, 2021 and March 28, 2020, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Other Obligations
On February 22, 2021, the Company acquired TerraTech. The purchase price allowed for the payment of $864 in shares of the Company's stock or a combination of cash and shares of the Company's stock, at its discretion, payable in two equal annual installments. At April 3, 2021, the outstanding balance on this obligation was $864.
    On July 16, 2020, the Company acquired Mediatech. The purchase price allowed for the payment of $230 in shares of the Company's stock or a combination of cash and shares of the Company's stock, at its discretion, payable in three equal annual installments. At April 3, 2021 and January 2, 2021, the outstanding balance on this obligation was $230.
    On July 1, 2019, the Company acquired GeoDesign. The purchase price allowed for the payment of $425 in shares of the Company's stock or a combination of cash and shares of the Company's stock, at its discretion, payable on the first and second anniversary of July 1, 2019. At April 3, 2021 and January 2, 2021, the outstanding balance on this obligation was $44.
    On November 2, 2018, the Company acquired CHI. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at its discretion, payable in three equal annual installments. At April 3, 2021 and January 2, 2021, the outstanding balance of this obligation was $877.
Uncollateralized Promissory Notes
On March 25, 2021, the Company acquired Geodynamics. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 2.75% ("Geodynamics Note") and payable in three equal annual installments. The outstanding balance of the Geodynamics Note was $4,000 as of April 3, 2021.
On February 22, 2021, the Company acquired TerraTech. The purchase price included an uncollateralized $3,200 promissory note bearing interest at 2.75% ("TerraTech Note") and payable in five equal annual installments. The outstanding balance of the TerraTech Note was $3,200 as of April 3, 2021.
On February 9, 2021, the Company acquired IDA. The purchase price included an uncollateralized $980 promissory note ("IDA Note") payable in two equal annual installments. The outstanding balance of the IDA Note was $980 as of April 3, 2021.
    On July 16, 2020, the Company acquired Mediatech. The purchase price included an uncollateralized $500 promissory note ("Mediatech Note") payable in four equal annual installments. The outstanding balance of the Mediatech Note was $500 as of April 3, 2021 and January 2, 2021.
    On July 1, 2019, the Company acquired GeoDesign. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("GeoDesign Note") and payable in four equal annual installments. The outstanding balance of the GeoDesign Note was $1,500 as of April 3, 2021 and January 2, 2021.
On June 3, 2019, the Company acquired Alta. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("Alta Note") and payable in four equal annual installments. The outstanding balance of the Alta Note was $1,500 as of April 3, 2021 and January 2, 2021.
On June 3, 2019, the Company acquired Page One. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% ("Page One Note") and payable in three equal annual installments. The outstanding balance of the Page One Note was $667 and $700 as of April 3, 2021 and January 2, 2021, respectively.
On March 22, 2019, the Company acquired The Sextant Group. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 4.0% ("The Sextant Group Note") and payable in four equal annual installments. The outstanding balance of The Sextant Group Note was $2,000 and $3,000 as of April 3, 2021 and January 2, 2021, respectively.
On December 31, 2018, the Company acquired certain assets of Celtic. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Celtic Note") payable in three equal annual installments. The outstanding balance of the Celtic Note was $97 and $100 as of April 3, 2021 and January 2, 2021, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
On November 2, 2018, the Company acquired CHI. The purchase price included an uncollateralized $15,000 promissory note bearing interest at 3.0% (the "CHI Note") payable in four equal annual installments. The outstanding balance of the CHI Note was $7,500 as of April 3, 2021 and January 2, 2021.
On August 24, 2018, the Company acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% payable in four equal annual installments of $1,000. The outstanding balance of the CALYX Note was $2,000 as of April 3, 2021 and January 2, 2021.
    On February 2, 2018, the Company acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "CSA Note") payable in four equal annual installments of $150. The outstanding balance of the CSA Note was $150 and $300 as of April 3, 2021 and January 2, 2021, respectively.
On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the "Butsko Note") payable in four equal annual installments of $250. The outstanding balance of the Butsko Note was $300 and $500 as of April 3, 2021 and January 2, 2021, respectively.
On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the "RDK Note") payable in four equal annual installments of $1,375. The outstanding balance of the RDK Note was $1,375 as of April 3, 2021 and January 2, 2021.
On May 4, 2017, the Company acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "H&K Note") payable in four equal annual installments of $150. The outstanding balance of the H&K Note was $150 as of April 3, 2021 and January 2, 2021.
On May 1, 2017, the Company acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the "Lochrane Note") payable in four equal annual installments of $413. The outstanding balance of the Lochrane Note was $413 as of April 3, 2021 and January 2, 2021.
On November 30, 2016, the Company acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the "Hanna Note") payable in four equal annual installments of $675. The outstanding balance of the Hanna Note was $430 as of April 3, 2021 and January 2, 2021.
On October 26, 2016, the Company acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the "JBA Note") payable in five equal annual installments of $1,400. The outstanding balance of the JBA Note was $3,011 as of April 3, 2021 and January 2, 2021.
Note 11 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	April 3, 2021	January 2, 2021
Contingent consideration, beginning of the year	$2,400	$4,002
Additions for acquisitions	1,870	255
Reduction of liability for payments made	(359)	(1,857)
Increase of liability related to re-measurement of fair value	209	—
Total contingent consideration, end of the period	4,120	2,400
Current portion of contingent consideration	3,423	1,334
Contingent consideration, less current portion	$697	$1,066

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
Note 13 – Stock-Based Compensation
In October 2011, our stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of April 3, 2021, 850,348 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.
The following summarizes the activity of restricted stock awards during the three months ended April 3, 2021:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
January 2, 2021	770,183	$57.20
Granted	31,682	$96.00
Vested	(8,953)	$55.00
Forfeited	(18,146)	$60.18
April 3, 2021	774,766	$58.91
Stock-based compensation expense relating to restricted stock awards during the three months ended April 3, 2021 and March 28, 2020 was $3,696 and $3,379, respectively. Approximately $21,639 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years, is unrecognized at April 3, 2021. The total fair value of restricted shares vested during the three months ended April 3, 2021 and March 28, 2020 was $841 and $528, respectively.
Note 14 – Income Taxes
As of April 3, 2021 and January 2, 2021, the Company had net deferred income tax liabilities of $28,830 and $27,791, respectively. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where we have a future obligation for tax purposes.
The Company's effective income tax rate was 24.3% and 25.1% for the three months ended April 3, 2021 and March 28, 2020, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate was primarily due to federal credits.
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
Note 15 – Reportable Segments
The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (“Topic No. 280”). The Company's Chief Executive Officer, who is the chief operating decision maker ("CODM"), organized the Company into three operating and reportable segments: Infrastructure ("INF"), which includes the Company's engineering, civil program management, utility services, and construction quality assurance, testing and inspection practices; Building, Technology & Sciences ("BTS"), which includes the Company's environmental, buildings and program management, and MEP & technology practices; and Geospatial Solutions ("GEO"), which includes the Company's geospatial solution practices. The prior period results of the Company's INF and GEO reportable segments were adjusted to include the results of Skyscene in the Company's GEO reportable segment. The adjustment to the INF and GEO segments was not material to prior period segment financial results.
The Company evaluates the performance of these reportable segments based on their respective operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. The following tables set forth summarized financial information concerning our reportable segments:

	Three Months Ended
	April 3, 2021	March 28, 2020
Gross revenues
INF	$87,533	$83,732
BTS	38,605	43,112
GEO	26,957	38,636
Total gross revenues	$153,095	$165,480

Segment income before taxes
INF	$16,812	$13,112
BTS	6,265	5,419
GEO	3,906	7,841
Total Segment income before taxes	26,983	26,372
Corporate(1)	(19,746)	(20,778)
Total income before taxes	$7,237	$5,594
(1) Includes amortization of intangibles of $7,968 and $8,339 for the three months ended April 3, 2021 and March 28, 2020, respectively.
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

	Three Months Ended April 3, 2021				Three Months Ended March 28, 2020
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$87,533	$35,298	$26,374	$149,205	$83,732	$40,442	$38,231	$162,405
Foreign	—	3,307	583	3,890	—	2,670	405	3,075
Total gross revenues	$87,533	$38,605	$26,957	$153,095	$83,732	$43,112	$38,636	$165,480

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
    Gross revenue by customer were as follows:

	Three Months Ended April 3, 2021				Three Months Ended March 28, 2020
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$68,684	$20,323	$17,973	$106,980	$64,934	$17,836	$26,964	$109,734
Private sector	18,849	18,282	8,984	46,115	18,798	25,276	11,672	55,746
Total gross revenues	$87,533	$38,605	$26,957	$153,095	$83,732	$43,112	$38,636	$165,480

    Gross revenues by contract type were as follows:

	Three Months Ended April 3, 2021				Three Months Ended March 28, 2020
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$83,385	$28,709	$26,889	$138,983	$79,775	$33,211	$38,532	$151,518
Fixed-unit price contracts	4,148	9,896	68	14,112	3,957	9,901	104	13,962
Total gross revenues	$87,533	$38,605	$26,957	$153,095	$83,732	$43,112	$38,636	$165,480
Note 16 – Leases
The Company primarily leases property under operating leases and has six equipment operating leases for aircrafts used by the operations of QSI. The Company's property operating leases consist of various office facilities. The Company uses a portfolio approach to account for such leases due to the similarities in characteristics and apply an incremental borrowing rate based on estimates of rates the Company would pay for senior collateralized loans over a similar term. The Company's office leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for lease components (e.g. fixed payments including rent, real estate taxes and common area maintenance costs) as a single lease component. Some of the Company's leases include one or more options to renew the lease term at its sole discretion; however, these are not included in the calculation of its lease liability or ROU lease asset because they are not reasonably certain of exercise.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Leases	Classification	April 3, 2021	January 2, 2021
Assets
Operating lease assets	Right-of-use lease asset, net (1)	$42,419	$43,607
Finance lease assets	Property and equipment, net (1)	2,888	2,946
Total leased assets		$45,307	$46,553

Liabilities
Current
Operating	Accrued liabilities	$(12,993)	$(13,161)
Finance	Current portion of notes payable and other obligations	(1,356)	(1,321)
Noncurrent
Operating	Other long-term liabilities	(31,210)	(32,290)
Finance	Notes payable and other obligations, less current portion	(1,573)	(1,673)
Total lease liabilities		$(47,132)	$(48,445)
(1) At April 3, 2021, operating right of-use lease assets and finance lease assets are recorded net of accumulated amortization of $21,249 and $2,711, respectively. At January 2, 2021, operating right-of-use lease assets and finance lease assets are recorded net of accumulated amortization of $19,096 and $2,499, respectively.

    Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Weighted - Average Remaining Lease Term (Years)	April 3, 2021	January 2, 2021
Operating leases	4.7	4.9
Finance leases	2.0	2.1

Weighted - Average Discount Rate
Operating leases	4%	4%
Finance leases	7%	7%

    Supplemental cash flow information related to the Company's operating and finance lease liabilities is as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Operating cash flows from operating leases	$3,517	$3,520
Financing cash flows from finance leases	$255	$267
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,310	$4,990

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
    The following tables summarize the components of lease cost recognized in the consolidated statements of net income and comprehensive income:

		Three Months Ended
Lease Cost	Classification	April 3, 2021	March 28, 2020
Operating lease cost	Facilities and facilities related	$3,681	$3,585
Variable operating lease cost	Facilities and facilities related	598	—
Finance lease cost
Amortization of financing lease assets	Depreciation and amortization	255	249
Interest on lease liabilities	Interest expense	33	30
Total lease cost		$4,567	$3,864

    As of April 3, 2021, maturities of the Company's lease liabilities under its long-term operating leases and finance leases for the next five fiscal years and thereafter are as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2021	$11,134	$1,209
2022	11,693	1,134
2023	9,182	651
2024	6,317	249
2025	4,346	32
Thereafter	5,861	4
Total lease payments	48,533	3,279
Less: Interest	(4,330)	(350)
Present value of lease liabilities	$44,203	$2,929

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of the financial condition and results of operations of NV5 Global, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our,” “us” or “NV5 Global”) should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended January 2, 2021, included in our Annual Report on Form 10-K. This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from the results those anticipated in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2021 and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Amounts presented are in thousands, except per share data.
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
Fiscal Year
    We operate on a "52/53 week" fiscal year ending on the Saturday closest to the calendar quarter end, and fiscal 2021 contains 52 weeks compared to fiscal 2020, which contained 53 weeks.
Recent Acquisitions
On February 9, 2021 ("IDA Closing Date"), we acquired all of the outstanding equity interests in Industrial Design Associates International, Industrial Design Associates International PTE LTD., and IDA Engineering Private Limited (collectively "IDA"), an international engineering services consulting company that provides building commissioning and MEP design services to clients throughout Asia. The aggregate purchase price is $2,955, including $1,975 of cash and a $980 promissory note, payable in two equal installments due on each of the sixth month and twelve month anniversaries of the IDA Closing Date. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for IDA, we engaged a third-party independent valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC Topic 805, Business Combinations ("ASC 805"). The IDA acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.
On February 22, 2021 ("TerraTech Closing Date"), we acquired all of the outstanding equity interests in TerraTech Engineers, Inc. ("TerraTech"), a geotechnical engineering, environmental consulting, and materials testing company headquartered in North Carolina. The aggregate purchase price is $7,514, including $3,000 of cash, a $3,200 promissory note (bearing interest at 2.75%), payable in five equal installments of $640 due on the first, second, third, fourth and fifth anniversaries of the TerraTech Closing Date, and $450 of our common stock (5,204 shares) issued at the closing date. The purchase price also includes $864 of our common stock payable in two equal installments due on the first and second anniversaries of the TerraTech Closing Date. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for TerraTech, we engaged a third-party independent valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The TerraTech acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.

On March 25, 2021 ("Geodynamics Closing Date"), we acquired all of the outstanding equity interests in Geodynamics LLC ("Geodynamics"), a provider of sonar-based, deep-water geospatial solutions. The aggregate purchase price is $19,570, including $11,000 of cash, a $4,000 promissory note (bearing interest at 2.75%), payable in three equal installments of $1,333 due on the first, second, and third anniversaries of the Geodynamics Closing Date, and $2,700 of our common stock (30,533 shares) issued at the closing date. The purchase price also includes a potential $21,000 earn-out of cash, which was recorded at an estimated fair value of $1,870. An option based model was used to determine the fair value of the earn-out, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Geodynamics, we engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The Geodynamics acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.
Secondary Offering
On March 10, 2021, we priced an underwritten public offering of 1,612,903 shares of our common stock (the "Firm Shares") at a price of $93.00 per share. The shares were sold pursuant to an effective registration statement on Form S-3 (Registration No. 333-237167). In addition, we also granted the underwriters a 30-day option to purchase 241,935 additional shares (the "Option Shares") of our common stock at the public offering price. On March 15, 2021, we closed on the Firm Shares, for which we received net proceeds of approximately $141,000 after deducting the underwriting discount and estimated offering expenses payable by us. On April 13, 2021, the underwriters exercised the Option Shares and we received net proceeds of $21,150 after deducting the underwriting discount.
Segments
Our operations are organized into three operating and reportable segments:
•Infrastructure ("INF") – includes our engineering, civil program management, utility services, and construction quality assurance, testing and inspection practices;
•Building, Technology & Sciences ("BTS") – includes our environmental health sciences, buildings and program management, and MEP & technology practices; and
•Geospatial Solutions ("GEO") – includes our geospatial solution practices.

    The prior period results of our INF and GEO reportable segments were adjusted to include the results of Skyscene in our GEO reportable segment. For additional information regarding our reportable segments, see Note 15, Reportable Segments, of the Notes to Consolidated Financial Statements included elsewhere herein.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has significantly impacted global stock markets and economies. We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our customers and employees. Some of our services have been affected, primarily our Geospatial segment, real estate transactional services and hospitality-related services. In particular, due to COVID-19 restrictions, some of our casino and hotel projects have been delayed. As U.S. and international economies begin to reopen and with a vaccine underway, we expect demand for these services to return, but we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. We intend to continue to monitor the impact of COVID-19 pandemic on our business closely.
Critical Accounting Policies and Estimates
    For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations that is included in the 2020 Form 10-K.

Results of Operations
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Gross revenues	$153,095	$165,480
Direct costs	74,503	80,948
Gross profit	78,592	84,532
Operating expenses	69,037	75,150
Income from operations	9,555	9,382
Interest expense	(2,318)	(3,788)
Income tax expense	(1,757)	(1,406)
Net income	$5,480	$4,188
Three Months Ended April 3, 2021 Compared to the Three Months Ended March 28, 2020.
Gross Revenues
Our consolidated gross revenues decreased by $12,385, or 7.5%, for the three months ended April 3, 2021 compared to the three months ended March 28, 2020. The decrease in gross revenues was primarily due to decreases in our geospatial solution services of $11,679, infrastructure of $4,057, testing, inspection and consulting of $2,326, real estate transactional services and hospitality-related services of $2,226, energy and technology services of $1,684, and buildings and program management services of $1,019. We believe the decreases were primarily a result of COVID-19 as the three months ended March 28, 2020 did not reflect a full quarter under the impacts of the pandemic and contract delays in the GEO segment. These decreases were partially offset by an increase in gross revenues from our power delivery and utility services of $10,668.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 51.3% and 51.1% for the three months ended April 3, 2021 and March 28, 2020, respectively.
Operating expenses
Our operating expenses decreased $6,113, or 8.1%, for the three months ended April 3, 2021 compared to the three months ended March 28, 2020. The decrease in operating expenses primarily resulted from decreased payroll costs of $2,605, decreased general and administrative costs of $1,608, and a decrease in depreciation expense of $1,229. The decrease in payroll costs was primarily driven by a decrease in employees as compared to the prior year period, primarily driven by the COVID-19 pandemic. The decrease in general and administrative costs was primarily driven by decreases in provision for doubtful accounts of $751 and travel expenses of $679. The decrease in provision for doubtful accounts was primarily driven by the reduction in our gross accounts receivable balances as a result of strong collections during the quarter ended April 3, 2021. The reduction in travel expenses was primarily driven by less employee travel as a result of the COVID-19 pandemic.

    Interest Expense
Our interest expense decreased $1,470 for the three months ended April 3, 2021 compared to the three months ended March 28, 2020. The decrease in interest expense primarily resulted from the pay down of indebtedness on our Senior Credit Facility.

    Income taxes
Our effective income tax rate was 24.3% and 25.1% for the three months ended April 3, 2021 and March 28, 2020, respectively.

    Net income
Our net income increased $1,292, or 30.9%, for three months ended April 3, 2021, compared to three months ended March 28, 2020. The increase was primarily a result of decreases in payroll costs of $2,605, decreased general and administrative costs of $1,608, and a decrease in interest expense of $1,470. These decreases were partially offset by a decrease in gross profit of $5,940.
Segment Results of Operations
The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended
	April 3, 2021	March 28, 2020
Gross revenues
INF	$87,533	$83,732
BTS	38,605	43,112
GEO	26,957	38,636
Total gross revenues	$153,095	$165,480

Segment income before taxes
INF	$16,812	$13,112
BTS	$6,265	$5,419
GEO	$3,906	$7,841
For additional information regarding our reportable segments, see Note 15, Reportable Segments, of the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Three Months Ended April 3, 2021 Compared to Three Months Ended March 28, 2020
INF Segment
Our gross revenues from INF increased $3,801, or 4.5%, during the three months ended April 3, 2021 compared to the three months ended March 28, 2020. The increase in gross revenues is due to increases in our power delivery and utility services of $10,668. This increase was partially offset by decreases in gross revenues from infrastructure of $4,057 and testing, inspection and consulting of $2,326. We believe the decreases in gross revenues for the INF segment were primarily a result of COVID-19 as the three months ended March 28, 2020 did not reflect a full quarter under the impacts of the pandemic.
Segment Income before Taxes from INF increased $3,700, or 28.2%, during the three months ended April 3, 2021 compared to the three months ended March 28, 2020. The increase was primarily due to higher gross revenues.
BTS Segment
Our gross revenues from BTS decreased $4,507, or 10.5%, during the three months ended April 3, 2021 compared to the three months ended March 28, 2020. The decrease in gross revenues was due to decreases in our real estate transactional services and hospitality-related services of $2,226, energy and technology services of $1,684, and buildings and program management services of $1,019. We believe the decreases in gross revenue for the BTS segment were primarily a result of COVID-19 as the three months ended March 28, 2020 did not reflect a full quarter under the impacts of the pandemic. These decreases were partially offset by incremental gross revenues from acquisitions completed since the first quarter of 2020 of $1,433.
Segment Income before Taxes from BTS increased $846, or 15.6% during the three months ended April 3, 2021 compared to the three months ended March 28, 2020. The increase was primarily due to a decrease in operating expenses.

GEO Segment
    Our gross revenues from GEO decreased $11,679, or 30.2%, during the three months ended April 3, 2021 compared to the three months ended March 28, 2020. The decreases were primarily a result of contract delays associated with the COVID-19 pandemic and weather delays during the three months ended April 3, 2021.
    Segment Income before Taxes from GEO decreased $3,935, or 50%, during the three months ended April 3, 2021 compared to the three months ended March 28, 2020. The decrease was primarily due to lower gross revenues.
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
Operating activities
Net cash provided by operating activities was $48,155 for the three months ended April 3, 2021, compared to $13,603 during the three months ended March 28, 2020. The increase was a result of the growth in our net income primarily driven by our reduction of costs and changes in our working capital. The changes in our working capital that contributed to increased cash flows were primarily a result of decreased billed and unbilled receivables of $39,780 driven by increased collections and increases in accrued liabilities of $10,690 primarily related to the timing of payments. These increases in cash flows from working capital were partially offset by decreases in advanced billings of $8,445 related to the timing of liquefied natural gas project billing cycles and decreases in accounts payable of $6,376 related to the timing of payments in the ordinary course of business.
Investing activities
During the three months ended April 3, 2021 and March 28, 2020, net cash used in investing activities totaled $16,017 and $4,100, respectively. The increase in cash used in investing activities was primarily a result of increased acquisition activity of $15,007, partially offset by decreases in property and equipment purchases of $3,055.
Financing activities

    During the three months ended April 3, 2021 and March 28, 2020, net cash flows used in financing activities totaled $4,122 and $3,002, respectively. During the three months ended April 3, 2021 we received $150,000 from our common stock public offering and used the proceeds to make principal payments on our Senior Credit Facility of $143,207. We also made common stock public offering cost payments to our underwriters of $9,044 during the three months ended April 3, 2021.
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
    These financial covenants also require us to maintain a consolidated fixed charge coverage ratio of no less than 1.20 to 1.00 as of the end of any measurement period. As of April 3, 2021, we were in compliance with the financial covenants.
    The Amended A&R Credit Agreement also amended pricing terms which remain variable and tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on our consolidated leverage ratio. As of April 3, 2021 our interest rate was 2.8%.
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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Amended A&R Credit Agreement were $4,123. Total amortization of debt issuance costs was $227 and $220 during the three months ended April 3, 2021 and March 28, 2020, respectively.
Other Obligations
On February 22, 2021, we acquired TerraTech. The purchase price allowed for the payment of $864 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in two equal annual installments. At April 3, 2021, the outstanding balance on this obligation was $864.
    On July 16, 2020, we acquired Mediatech. The purchase price allowed for the payment of $230 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in three equal annual installments. At April 3, 2021 and January 2, 2021, the outstanding balance on this obligation was $230.
    On July 1, 2019, we acquired GeoDesign. The purchase price allowed for the payment of $425 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable on the first and second anniversary of July 1, 2019. At April 3, 2021 and January 2, 2021, the outstanding balance on this obligation was $44.
    On November 2, 2018, we acquired CHI. The purchase price allowed for the payment of $3,000 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in three equal annual installments. At April 3, 2021 and January 2, 2021, the outstanding balance of this obligation was $877.

Uncollateralized Promissory Notes
On March 25, 2021, we acquired Geodynamics. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 2.75% ("Geodynamics Note") and payable in three equal annual installments. The outstanding balance of the Geodynamics Note was $4,000 as of April 3, 2021.
On February 22, 2021, we acquired TerraTech. The purchase price included an uncollateralized $3,200 promissory note bearing interest at 2.75% ("TerraTech Note") and payable in five equal annual installments. The outstanding balance of the TerraTech Note was $3,200 as of April 3, 2021.
On February 9, 2021, we acquired IDA. The purchase price included an uncollateralized $980 promissory note ("IDA Note") payable in two equal annual installments. The outstanding balance of the IDA Note was $980 as of April 3, 2021.
On July 16, 2020, we acquired Mediatech. The purchase price included an uncollateralized $500 promissory note ("Mediatech Note") payable in four equal annual installments. The outstanding balance of the Mediatech Note was $500 as of April 3, 2021 and January 2, 2021.
    On July 1, 2019, we acquired GeoDesign. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("GeoDesign Note") and payable in four equal annual installments. The outstanding balance of the GeoDesign Note was $1,500 as of April 3, 2021 and January 2, 2021.
On June 3, 2019, we acquired Alta. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("Alta Note") and payable in four equal annual installments. The outstanding balance of the Alta Note was $1,500 as of April 3, 2021 and January 2, 2021.
On June 3, 2019, we acquired Page One. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% ("Page One Note") and payable in three equal annual installments. The outstanding balance of the Page One Note was $667 and $700 as of April 3, 2021 and January 2, 2021, respectively.
On March 22, 2019, we acquired The Sextant Group. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 4.0% ("The Sextant Group Note") and payable in four equal annual installments. The outstanding balance of The Sextant Group Note was $2,000 and $3,000 as of April 3, 2021 and January 2, 2021, respectively.
On December 31, 2018, we acquired certain assets of Celtic. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Celtic Note") payable in three equal annual installments. The outstanding balance of the Celtic Note was $97 and $100 as of April 3, 2021 and January 2, 2021, respectively.
On November 2, 2018, we acquired CHI. The purchase price included an uncollateralized $15,000 promissory note bearing interest at 3.0% (the "CHI Note") payable in four equal annual installments. The outstanding balance of the CHI Note was $7,500 as of April 3, 2021 and January 2, 2021.
On August 24, 2018, we acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% payable in four equal annual installments of $1,000. The outstanding balance of the CALYX Note was $2,000 as of April 3, 2021 and January 2, 2021.
    On February 2, 2018, we acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "CSA Note") payable in four equal annual installments of $150. The outstanding balance of the CSA Note was $150 and $300 as of April 3, 2021 and January 2, 2021, respectively.
On January 12, 2018, we acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the "Butsko Note") payable in four equal annual installments of $250. The outstanding balance of the Butsko Note was $300 and $500 as of April 3, 2021 and January 2, 2021, respectively.
On June 6, 2017, we acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the "RDK Note") payable in four equal annual installments of $1,375. The outstanding balance of the RDK Note was $1,375 as of April 3, 2021 and January 2, 2021.

On May 4, 2017, we acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "H&K Note") payable in four equal annual installments of $150. The outstanding balance of the H&K Note was $150 as of April 3, 2021 and January 2, 2021.
On May 1, 2017, we acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the "Lochrane Note") payable in four equal annual installments of $413. The outstanding balance of the Lochrane Note was $413 as of April 3, 2021 and January 2, 2021.
On November 30, 2016, we acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the "Hanna Note") payable in four equal annual installments of $675. The outstanding balance of the Hanna Note was $430 as of April 3, 2021 and January 2, 2021.
On October 26, 2016, we acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the "JBA Note") payable in five equal annual installments of $1,400. The outstanding balance of the JBA Note was $3,011 as of April 3, 2021 and January 2, 2021.
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
•our ability to avoid losses under fixed-price contracts;
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
•our need to comply with a number of restrictive covenants and similar provisions in our senior credit facility that generally limit our ability to (among other things) incur additional indebtedness, create liens, make acquisitions, pay dividends and undergo certain changes in control, which could affect our ability to finance future operations, acquisitions or capital needs;
•significant influence by our principal stockholder and the existence of certain anti-takeover measures in our governing documents; and
•other factors identified throughout this Current Report on Form 10-Q, including those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, those factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended January 2, 2021. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our Annual Report on Form 10-K filing for the fiscal year ended January 2, 2021 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995, as amended. Readers can find them in “Item 1A. Risk Factors” of that filing and under the same heading of this filing. You may obtain a copy of our Annual Report on Form 10-K through our website, www.nv5.com. Information contained on our website is not incorporated into this report. In addition to visiting our website, you may read and copy any document we file with the SEC at www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of April 3, 2021, there was $140,625 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $1,406 annually.
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
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended April 3, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, in March 2020 certain employees of the Company began working remotely. As a result of these changes to the working environment, the Company has not identified any material changes in the Company's internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS.
There have been no material changes to any of the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 2, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
During the three months ended April 3, 2021, we issued the following securities that were not registered under the Securities Act:
In January 2021, we issued 2,200 shares of our common stock as payment of contingent consideration for our acquisition of Celtic. These shares were issued in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
In February 2021, we issued 5,204 shares of our common stock as partial consideration for our acquisition of TerraTech and in March 2021, we issued 30,533 shares of our common stock as partial consideration for our acquisition of Geodynamics. These shares were issued in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. For a description of these acquisitions, see Note 5, Business Acquisitions, to the consolidated interim financial statements appearing under Part I of this Quarterly Report on Form 10-Q.
Issuer Purchase of Equity Securities
The following table summarizes the purchases of shares of our common stock made by us during the three months ended April 3, 2021 (in thousands, except share data and average price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/3/2021 - 1/30/2021	580	$89.18	—	$—
1/31/2021 - 2/27/2021	—	$—	—	$—
2/28/2021 - 4/3/2021	—	$—	—	$—
(1) Represents purchases of common stock tendered by employees to satisfy required tax withholding obligations arising from the vesting of restricted shares of common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
    None.

ITEM 6.    EXHIBITS.

Number	Description
10.1
Amendment No. 1 to Employment Agreement dated as of June 6, 2019 between the Company and Edward Codispoti (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 10, 2019)

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

NV5 GLOBAL, INC.

/s/ Edward Codispoti
Date: May 13, 2021	Edward Codispoti Chief Financial Officer (Principal Financial and Accounting Officer)