Form 10-Q
period 2021-07-03
NV5 Global, Inc.
filed 2021-08-11
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of August 6, 2021, there were 15,381,617 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	July 3, 2021	January 2, 2021
Assets
Current assets:
Cash and cash equivalents	$113,023	$64,909
Billed receivables, net	109,122	142,705
Unbilled receivables, net	83,586	74,458
Prepaid expenses and other current assets	11,013	6,804
Total current assets	316,744	288,876
Property and equipment, net	29,444	27,011
Right-of-use lease assets, net	44,196	43,607
Intangible assets, net	175,093	174,931
Goodwill	364,562	343,796
Other assets	3,364	2,954
Total assets	$933,403	$881,175

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,446	$39,989
Accrued liabilities	47,319	45,325
Billings in excess of costs and estimated earnings on uncompleted contracts	16,805	24,962
Client deposits	706	380
Current portion of contingent consideration	3,933	1,334
Current portion of notes payable and other obligations	26,989	24,196
Total current liabilities	134,198	136,186
Contingent consideration, less current portion	1,374	1,066
Other long-term liabilities	39,762	38,737
Notes payable and other obligations, less current portion	142,347	283,326
Deferred income tax liabilities, net	29,736	27,791
Total liabilities	347,417	487,106

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 15,365,382 and 13,270,131 shares issued and outstanding as of July 3, 2021 and January 2, 2021, respectively	154	133
Additional paid-in capital	441,049	268,271
Retained earnings	144,783	125,665
Total stockholders’ equity	585,986	394,069
Total liabilities and stockholders’ equity	$933,403	$881,175
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Gross revenues	$179,503	$162,689	$332,598	$328,169

Direct costs:
Salaries and wages	45,025	45,079	86,485	90,114
Sub-consultant services	29,978	25,244	53,225	52,670
Other direct costs	13,114	8,914	22,912	17,402
Total direct costs	88,117	79,237	162,622	160,186

Gross profit	91,386	83,452	169,976	167,983

Operating expenses:
Salaries and wages, payroll taxes and benefits	44,213	44,149	87,164	89,706
General and administrative	13,367	11,824	24,915	24,980
Facilities and facilities related	5,038	5,357	10,135	10,754
Depreciation and amortization	10,216	11,160	19,656	22,200
Total operating expenses	72,834	72,490	141,870	147,640

Income from operations	18,552	10,962	28,106	20,343

Interest expense	(1,568)	(4,403)	(3,886)	(8,190)

Income before income tax expense	16,984	6,559	24,220	12,153
Income tax expense	(3,346)	(2,056)	(5,102)	(3,462)
Net income and comprehensive income	$13,638	$4,503	$19,118	$8,691

Earnings per share:
Basic	$0.95	$0.37	$1.40	$0.71
Diluted	$0.91	$0.36	$1.35	$0.69

Weighted average common shares outstanding:
Basic	14,419,671	12,308,965	13,648,247	12,271,221
Diluted	14,965,188	12,609,918	14,196,035	12,601,830
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance, March 28, 2020	12,874,424	$129	$255,402	$108,835	$364,366
Stock-based compensation	—	—	3,501	—	3,501
Restricted stock issuance, net	159,418	1	(1)	—	—
Stock issuance for acquisitions	—	—	—	—	—
Net income	—	—	—	4,503	4,503
Balance, June 27, 2020	13,033,842	$130	$258,902	$113,338	$372,370

Balance, April 3, 2021	14,933,927	$149	$415,895	$131,145	$547,189
Stock-based compensation	—	—	4,094	—	4,094
Restricted stock issuance, net	189,520	2	(2)	—	—
Stock issuance for acquisitions	—	—	(85)	—	(85)
Proceeds from secondary offering, net of costs	241,935	3	21,147	—	21,150
Net income	—	—	—	13,638	13,638
Balance, July 3, 2021	15,365,382	$154	$441,049	$144,783	$585,986
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Six Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 28, 2019	12,852,357	$129	$251,187	$104,647	$355,963
Stock compensation	—	—	6,880	—	6,880
Restricted stock issuance, net	163,835	1	(1)	—	—
Stock issuance for acquisitions	12,406	—	558	—	558
Payment of contingent consideration with common stock	5,244	—	278	—	278
Net income	—	—	—	8,691	8,691
Balance, June 27, 2020	13,033,842	$130	$258,902	$113,338	$372,370

Balance, January 2, 2021	13,270,131	$133	$268,271	$125,665	$394,069
Stock-based compensation	—	—	7,790	—	7,790
Restricted stock issuance, net	203,056	2	(2)	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(580)	—	(52)	—	(52)
Stock issuance for acquisitions	35,737	—	3,060	—	3,060
Proceeds from secondary offering, net of costs	1,854,838	19	161,773	—	161,792
Payment of contingent consideration with common stock	2,200	—	209	—	209
Net income	—	—	—	19,118	19,118
Balance, July 3, 2021	15,365,382	$154	$441,049	$144,783	$585,986
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	July 3, 2021	June 27, 2020
Cash flows from operating activities:
Net income	$19,118	$8,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,936	23,277
Non-cash lease expense	4,884	4,307
Provision for doubtful accounts	583	1,690
Stock-based compensation	7,790	6,880
Change in fair value of contingent consideration	235	—
Gain on disposals of property and equipment	(581)	(350)
Deferred income taxes	(2,988)	(869)
Amortization of debt issuance costs	454	442
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	36,727	(1,134)
Unbilled receivables	(7,238)	(2,286)
Prepaid expenses and other assets	(4,208)	2,117
Accounts payable	(2,446)	138
Accrued liabilities	(4,187)	1,922
Income taxes payable	—	613
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,158)	5,241
Deposits	307	66
Net cash provided by operating activities	62,228	50,745

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(21,652)	—
Proceeds from sale of assets	460	437
Purchase of property and equipment	(4,028)	(6,145)
Net cash used in investing activities	(25,220)	(5,708)

Cash flows from financing activities:
Proceeds from common stock offering	172,500	—
Payments on notes payable	(5,325)	(8,415)
Payments of contingent consideration	(413)	(913)
Payments of borrowings from Senior Credit Facility	(145,082)	(1,875)
Payments of common stock offering costs	(10,522)	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(52)	—
Payments of debt issuance costs	—	(447)
Net cash provided by (used in) financing activities	11,106	(11,650)

Net increase in cash and cash equivalents	48,114	33,387
Cash and cash equivalents – beginning of period	64,909	31,825
Cash and cash equivalents – end of period	$113,023	$65,212
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	July 3, 2021	June 27, 2020
Non-cash investing and financing activities:
Contingent consideration (earn-out)	$3,294	$—
Notes payable and other obligations issued for acquisitions	$11,174	$—
Stock issuance for acquisitions	$3,060	$558
Accrued common stock offering costs	$186	$—
Finance leases	$248	$409
Payment of contingent consideration with common stock	$209	$278
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
Impact of COVID-19 on Our Business
The COVID-19 pandemic has significantly impacted global stock markets and economies. The Company is closely monitoring the impact of the outbreak of COVID-19 on all aspects of its business, including how it will impact the Company's customers and employees. Some of the Company's services were affected, primarily its Geospatial segment, real estate transactional services and hospitality-related services. In particular, due to COVID-19 restrictions, some of the Company's casino and hotel projects have been delayed. As U.S. and international economies begin to reopen and with a vaccine underway, real estate transactional services have recovered, however the Company is unable to predict the ultimate impact that it may have on its business, future results of operations, financial position, or cash flows. The extent to which the Company's operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. The Company intends to continue to monitor the impact of COVID-19 pandemic on its business closely.
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
As of July 3, 2021, the Company had $678,715 of remaining performance obligations, of which $544,001 is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in performance obligations. Most of the Company's government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. Revenue recognized that was included in the contract liability balance at the beginning of the fiscal year was $4,742 and $23,358 for the three and six months ended July 3, 2021.

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

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
performance and other relevant entity-specific events. If the entity determines that this threshold is met, then the Company may apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company determines fair value through multiple valuation techniques, and weights the results accordingly. NV5 Global is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. The Company has elected to perform its annual goodwill impairment review as of August 1 of each year. The Company conducts its annual impairment tests on the goodwill using the quantitative method of evaluating goodwill.

As of August 1, 2020, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2020. Furthermore, there were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2020 through July 3, 2021.
Identifiable intangible assets primarily include customer backlog, customer relationships, trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events or changes in circumstances that would indicate intangible assets were impaired during the six months ended July 3, 2021.

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
The weighted average number of shares outstanding in calculating basic earnings per share for the six months ended July 3, 2021 and June 27, 2020 exclude 830,182 and 612,827 non-vested restricted shares, respectively. During the three and six months ended July 3, 2021, there were 16,894 and 11,805 weighted average securities which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met. During the three and six months ended June 27, 2020, there were 180,554 and 177,029 weighted average securities which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Numerator:
Net income – basic and diluted	$13,638	$4,503	$19,118	$8,691

Denominator:
Basic weighted average shares outstanding	14,419,671	12,308,965	13,648,247	12,271,221
Effect of dilutive non-vested restricted shares and units	515,913	245,282	520,824	271,618
Effect of issuable shares related to acquisitions	29,604	55,671	26,964	58,991
Diluted weighted average shares outstanding	14,965,188	12,609,918	14,196,035	12,601,830

Secondary Offering
On March 10, 2021, the Company priced an underwritten public offering of 1,612,903 shares of its common stock (the "Firm Shares") at a price of $93.00 per share. The shares were sold pursuant to an effective registration statement on Form S-3 (Registration No. 333-237167). In addition, the Company also granted the underwriters a 30-day option to purchase 241,935 additional shares (the "Option Shares") of its common stock at the public offering price. On March 15, 2021, the Company closed on the Firm Shares, for which it received net proceeds of approximately $140,642 after deducting the underwriting discount and estimated offering expenses payable by the Company. On April 13, 2021, the underwriters exercised the Option Shares and the Company received net proceeds of $21,150 after deducting the underwriting discount and estimated offering expenses payable by the Company.
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
On March 25, 2021 ("Geodynamics Closing Date"), the Company acquired all of the outstanding equity interests in Geodynamics LLC ("Geodynamics"), a provider of sonar-based, deep-water geospatial solutions. The aggregate purchase price is $19,879, including $11,000 of cash, a $4,000 promissory note (bearing interest at 2.75%), payable in three equal installments of $1,333 due on the first, second, and third anniversaries of the Geodynamics Closing Date, and $2,610 of the Company's common stock (30,533 shares) issued at the closing date. The purchase price also includes a potential $21,000 earn-out of cash, which was recorded at an estimated fair value of $2,269. An option based model was used to determine the fair value of the earn-out, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Geodynamics, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The Geodynamics acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.
On May 14, 2021 ("PES Environmental Closing Date"), the Company acquired all of the outstanding equity interests in PES Environmental, Inc. ("PES Environmental"), an environmental engineering and consulting company providing environmental site assessment, water resources and stormwater management, permitting and compliance, industrial hygiene, and litigation support services. The aggregate purchase price is $9,655, including $6,500 of cash, a $1,500 promissory note (bearing interest at 2.75%), payable in three equal installments due on the first, second, and third anniversaries of the PES Environmental Closing Date, and $630 of the Company's common stock (7,847 shares) issuable within 90 days of the PES Environmental Closing Date. The purchase price also includes a potential non-interest bearing earn-out of up to $1,100 payable in cash and stock, which was recorded at an estimated fair value of $1,025. An option based model was used to determine the fair value of the earn-out, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for PES Environmental, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The PES Environmental acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during the six months ended July 3, 2021 and the fiscal year ended January 2, 2021:

	Six Months Ended	Fiscal Year Ended
	July 3, 2021	January 2, 2021
Cash	$823	$—
Billed and unbilled receivables, net	5,631	1,439
Right-of-use assets	2,329	—
Property and equipment	3,475	28
Prepaid expenses	392	33
Other assets	6	28
Intangible assets:
Customer relationships	11,709	237
Trade name	703	30
Customer backlog	1,547	56
Non-compete	2,715	5
Total Assets	$29,330	$1,856
Liabilities	(5,155)	(345)
Deferred tax liabilities	(4,852)	(86)
Net assets acquired	$19,323	$1,425

Consideration paid (Cash, Notes and/or stock)	$36,709	$1,694
Contingent earn-out liability (Cash and stock)	3,294	255
Total Consideration	$40,003	$1,949
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$20,680	$524
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
The consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of businesses acquired from their respective dates of acquisition for the three and six months ended July 3, 2021.

	Three Months Ended	Six Months Ended
	July 3, 2021	July 3, 2021
Gross revenues	$8,529	$9,981
Income before income taxes	$2,795	$3,288

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and six months ended July 3, 2021 and June 27, 2020 as if the acquisitions of TerraTech, GeoDynamics, and PES Environmental had occurred at the beginning of fiscal year 2020. The pro forma information provided below is compiled from the pre-acquisition financial information of TerraTech, GeoDynamics, and PES Environmental and includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of these acquisitions actually been acquired at the beginning of fiscal year 2020 or (ii) future results of operations:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Gross revenues	$180,954	$168,656	$339,947	$341,214
Net income	$13,551	$4,484	$19,299	$8,974
Basic earnings per share	$0.94	$0.36	$1.41	$0.73
Diluted earnings per share	$0.91	$0.35	$1.36	$0.71

    The pro forma results for Mediatech and IDA have not been presented as the financial impact on the Company's consolidated financial statements would be immaterial.
Note 6 – Billed and Unbilled Receivables
Billed and Unbilled Receivables consists of the following:

	July 3, 2021	January 2, 2021
Billed receivables	$114,779	$149,233
Less: allowance for doubtful accounts	(5,657)	(6,528)
Billed receivables, net	$109,122	$142,705

Unbilled receivables	$85,996	$76,609
Less: allowance for doubtful accounts	(2,410)	(2,151)
Unbilled receivables, net	$83,586	$74,458

Note 7 – Property and Equipment, net
Property and equipment, net, consists of the following:

	July 3, 2021	January 2, 2021
Office furniture and equipment	$3,845	$3,782
Computer equipment	16,648	15,597
Survey and field equipment	27,143	22,866
Leasehold improvements	6,406	6,322
Total	54,042	48,567
Less: accumulated depreciation	(24,598)	(21,556)
Property and equipment, net	$29,444	$27,011
Depreciation expense was $2,865 and $5,439 for the three and six months ended July 3, 2021, respectively, of which $1,178 and $2,280 was included in other direct costs for the three and six months ended July 3, 2021. Depreciation expense was $2,725 and $5,426 for the three and six months ended June 27, 2020, respectively, of which $1,077 and $2,179 was included in other direct costs for the three and six months ended June 27, 2020, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 8 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value by reportable segment for the six months ended July 3, 2021 were as follows:

	Six Months Ended
	January 2, 2021	2021 Acquisitions	Adjustments	July 3, 2021
INF	$87,333	$3,392	$—	$90,725
BTS	78,848	5,790	86	84,724
GEO	177,615	11,498	—	189,113
Total	$343,796	$20,680	$86	$364,562
During the six months ended July 3, 2021, the Company recorded goodwill related to the acquisitions of IDA, TerraTech, Geodynamics, and PES Environmental of $832, $3,392, $11,498, and $4,958, respectively, and a purchase price allocation adjustment of $86 that increased goodwill for the acquisition of Mediatech.
Intangible Assets
Intangible assets, net, as of July 3, 2021 and January 2, 2021 consist of the following:

	July 3, 2021			January 2, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$194,757	$(55,536)	$139,221	$183,048	$(46,506)	$136,542
Trade name(2)	15,220	(13,540)	1,680	14,517	(12,099)	2,418
Customer backlog(3)	26,658	(22,372)	4,286	25,111	(19,709)	5,402
Non-compete(4)	12,088	(7,920)	4,168	9,373	(6,909)	2,464
Developed technology(5)	32,944	(7,206)	25,738	32,944	(4,839)	28,105
Total finite-lived intangible assets	$281,667	$(106,574)	$175,093	$264,993	$(90,062)	$174,931

(1) Amortized on a straight-line basis over estimated lives (5 to 12 years)
(2) Amortized on a straight-line basis over their estimated lives (1 to 3 years)
(3) Amortized on a straight-line basis over their estimated lives (1 to 5 years)
(4) Amortized on a straight-line basis over their contractual lives (2 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 7 years)
Amortization expense was $8,529 and $16,497 during the three and six months ended July 3, 2021, respectively, and $9,512 and $17,851 during the three and six months ended June 27, 2020, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 9 – Accrued Liabilities
Accrued liabilities consist of the following:

	July 3, 2021	January 2, 2021
Current portion of lease liability	$12,879	$13,161
Accrued vacation	14,542	11,998
Payroll and related taxes	11,453	10,744
Benefits	3,130	4,764
Accrued operating expenses	3,568	2,792
Professional liability reserve	902	949
Accrued interest expense	507	506
Income tax payable and other liabilities	338	411
Total	$47,319	$45,325

Note 10 – Notes Payable and Other Obligations
Notes payable and other obligations consists of the following:

	July 3, 2021	January 2, 2021
Senior credit facility	$138,750	$283,832
Uncollateralized promissory notes	28,374	23,175
Finance leases	2,742	2,994
Other obligations	2,645	1,151
Debt issuance costs, net of amortization	(3,175)	(3,630)
Total notes payable and other obligations	169,336	307,522
Current portion of notes payable and other obligations	26,989	24,196
Notes payable and other obligations, less current portion	$142,347	$283,326
As of July 3, 2021 and January 2, 2021, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
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
These financial covenants also require the Company to maintain a consolidated fixed charge coverage ratio of no less than 1.20 to 1.00 as of the end of any measurement period. As of July 3, 2021, the Company was in compliance with the financial covenants.

    The Amended A&R Credit Agreement also amended pricing terms which remain variable and tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on the Company's consolidated leverage ratio. As of July 3, 2021 the Company's interest rate was 2.3%.

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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Amended A&R Credit Agreement were $4,123. Total amortization of debt issuance costs was $227 and $454 during the three and six months ended July 3, 2021, respectively, and $222 and $442 during the three and six months ended June 27, 2020, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Other Obligations
On May 14, 2021, the Company acquired PES Environmental. The purchase price allowed for the payment of $630 in shares of the Company's stock payable within 90 days of the PES Environmental Closing Date. At July 3, 2021, the outstanding balance on this obligation was $630.
On February 22, 2021, the Company acquired TerraTech. The purchase price allowed for the payment of $864 in shares of the Company's stock or a combination of cash and shares of the Company's stock, at its discretion, payable in two equal annual installments. At July 3, 2021, the outstanding balance on this obligation was $864.
    On July 16, 2020, the Company acquired Mediatech. The purchase price allowed for the payment of $230 in shares of the Company's stock or a combination of cash and shares of the Company's stock, at its discretion, payable in three equal annual installments. At July 3, 2021 and January 2, 2021, the outstanding balance on this obligation was $230.
    On July 1, 2019, the Company acquired GeoDesign. The purchase price allowed for the payment of $425 in shares of the Company's stock or a combination of cash and shares of the Company's stock, at its discretion, payable on the first and second anniversary of July 1, 2019. At July 3, 2021 and January 2, 2021, the outstanding balance on this obligation was $44.
    On November 2, 2018, the Company acquired CHI. The purchase price allowed for the payment of $3,000 in shares of the Company’s stock or a combination of cash and shares of the Company’s stock, at its discretion, payable in three equal annual installments. At July 3, 2021 and January 2, 2021, the outstanding balance of this obligation was $877.
Uncollateralized Promissory Notes
On May 14, 2021, the Company acquired PES Environmental. The purchase price included an uncollateralized $1,500 promissory note bearing interest at 2.75% ("PES Environmental Note") and payable in three equal annual installments. The outstanding balance of the PES Environmental Note was $1,500 as of July 3, 2021.
On March 25, 2021, the Company acquired Geodynamics. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 2.75% ("Geodynamics Note") and payable in three equal annual installments. The outstanding balance of the Geodynamics Note was $4,000 as of July 3, 2021.
On February 22, 2021, the Company acquired TerraTech. The purchase price included an uncollateralized $3,200 promissory note bearing interest at 2.75% ("TerraTech Note") and payable in five equal annual installments. The outstanding balance of the TerraTech Note was $3,200 as of July 3, 2021.
On February 9, 2021, the Company acquired IDA. The purchase price included an uncollateralized $980 promissory note ("IDA Note") payable in two equal annual installments. The outstanding balance of the IDA Note was $980 as of July 3, 2021.
    On July 16, 2020, the Company acquired Mediatech. The purchase price included an uncollateralized $500 promissory note ("Mediatech Note") payable in four equal annual installments. The outstanding balance of the Mediatech Note was $500 as of July 3, 2021 and January 2, 2021.
    On July 1, 2019, the Company acquired GeoDesign. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("GeoDesign Note") and payable in four equal annual installments. The outstanding balance of the GeoDesign Note was $1,000 and $1,500 as of July 3, 2021 and January 2, 2021, respectively.
On June 3, 2019, the Company acquired Alta. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("Alta Note") and payable in four equal annual installments. The outstanding balance of the Alta Note was $1,000 and $1,500 as of July 3, 2021 and January 2, 2021, respectively.
On June 3, 2019, the Company acquired Page One. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% ("Page One Note") and payable in three equal annual installments. The outstanding balance of the Page One Note was $333 and $700 as of July 3, 2021 and January 2, 2021, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
On March 22, 2019, the Company acquired The Sextant Group. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 4.0% ("The Sextant Group Note") and payable in four equal annual installments. The outstanding balance of The Sextant Group Note was $2,000 and $3,000 as of July 3, 2021 and January 2, 2021, respectively.
On December 31, 2018, the Company acquired certain assets of Celtic. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Celtic Note") payable in three equal annual installments. The outstanding balance of the Celtic Note was $97 and $100 as of July 3, 2021 and January 2, 2021, respectively.
On November 2, 2018, the Company acquired CHI. The purchase price included an uncollateralized $15,000 promissory note bearing interest at 3.0% (the "CHI Note") payable in four equal annual installments. The outstanding balance of the CHI Note was $7,500 as of July 3, 2021 and January 2, 2021.
On August 24, 2018, the Company acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% payable in four equal annual installments of $1,000. The outstanding balance of the CALYX Note was $2,000 as of July 3, 2021 and January 2, 2021.
    On February 2, 2018, the Company acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "CSA Note") payable in four equal annual installments of $150. The outstanding balance of the CSA Note was $150 and $300 as of July 3, 2021 and January 2, 2021, respectively.
On January 12, 2018, the Company acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the "Butsko Note") payable in four equal annual installments of $250. The outstanding balance of the Butsko Note was $300 and $500 as of July 3, 2021 and January 2, 2021, respectively.
On June 6, 2017, the Company acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the "RDK Note") payable in four equal annual installments of $1,375. There was no outstanding balance on the RDK Note as of July 3, 2021. As of January 2, 2021, the outstanding balance of the RDK Note was $1,375.
On May 4, 2017, the Company acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "H&K Note") payable in four equal annual installments of $150. There was no outstanding balance on the H&K Note as of July 3, 2021. As of January 2, 2021, the outstanding balance of the H&K Note was $150.
On May 1, 2017, the Company acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the "Lochrane Note") payable in four equal annual installments of $413. There was no outstanding balance on the Lochrane Note as of July 3, 2021. As of January 2, 2021, the outstanding balance of the Lochrane Note was $413.
On November 30, 2016, the Company acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the "Hanna Note") payable in four equal annual installments of $675. The outstanding balance of the Hanna Note was $430 as of July 3, 2021 and January 2, 2021.
On October 26, 2016, the Company acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the "JBA Note") payable in five equal annual installments of $1,400. The outstanding balance of the JBA Note was $3,011 as of July 3, 2021 and January 2, 2021.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 11 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	July 3, 2021	January 2, 2021
Contingent consideration, beginning of the year	$2,400	$4,002
Additions for acquisitions	3,294	255
Reduction of liability for payments made	(622)	(1,857)
Increase of liability related to re-measurement of fair value	235	—
Total contingent consideration, end of the period	5,307	2,400
Current portion of contingent consideration	3,933	1,334
Contingent consideration, less current portion	$1,374	$1,066

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
Note 13 – Stock-Based Compensation
In October 2011, our stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of July 3, 2021, 661,858 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.
The following summarizes the activity of restricted stock awards during the six months ended July 3, 2021:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
January 2, 2021	770,183	$57.20
Granted	235,418	$90.02
Vested	(137,477)	$62.13
Forfeited	(32,362)	$57.71
July 3, 2021	835,762	$65.83
Stock-based compensation expense relating to restricted stock awards during the three and six months ended July 3, 2021 was $4,094 and $7,790, respectively, and $3,501 and $6,880 during the three and six months ended June 27, 2020, respectively. Approximately $34,940 of deferred compensation, which is expected to be recognized over the remaining weighted average

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
vesting period of 1.8 years, is unrecognized at July 3, 2021. The total fair value of restricted shares vested during the six months ended July 3, 2021 and June 27, 2020 was $12,426 and $8,426, respectively.
Note 14 – Income Taxes
As of July 3, 2021 and January 2, 2021, the Company had net deferred income tax liabilities of $29,736 and $27,791, respectively. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where we have a future obligation for tax purposes.
The Company's effective income tax rate was 19.7% and 21.1% during the three and six months ended July 3, 2021, respectively, and 31.3% and 28.5% during the three and six months ended June 27, 2020, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate was primarily due to the recognition of excess tax benefits from stock-based payments in the second quarter of 2021 and the recognition of tax expense from stock-based payments in the second quarter in 2020.
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
Note 15 – Reportable Segments
The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (“Topic No. 280”). The Company's Chief Executive Officer, who is the chief operating decision maker ("CODM"), organized the Company into three operating and reportable segments: Infrastructure ("INF"), which includes the Company's engineering, civil program management, utility services, and construction quality assurance, testing and inspection practices; Building, Technology & Sciences ("BTS"), which includes the Company's environmental, buildings and program management, and MEP & technology practices; and Geospatial Solutions ("GEO"), which includes the Company's geospatial solution practices. The prior period results of the Company's INF and GEO reportable segments were adjusted to include the results of Skyscene, LLC ("Skyscene") in the Company's GEO reportable segment. The adjustment to the INF and GEO segments was not material to prior period segment financial results.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The Company evaluates the performance of these reportable segments based on their respective operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. The following tables set forth summarized financial information concerning our reportable segments:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Gross revenues
INF	$97,755	$87,087	$185,288	$170,820
BTS	43,818	36,641	82,423	79,752
GEO	37,930	38,961	64,887	77,597
Total gross revenues	$179,503	$162,689	$332,598	$328,169

Segment income before taxes
INF	$19,149	$15,484	$35,961	$28,596
BTS	7,501	5,409	13,766	10,828
GEO	10,121	6,458	14,026	14,299
Total Segment income before taxes	36,771	27,351	63,753	53,723
Corporate(1)	(19,787)	(20,792)	(39,533)	(41,570)
Total income before taxes	$16,984	$6,559	$24,220	$12,153
(1) Includes amortization of intangibles of $8,529 and $16,497 for the three and six months ended July 3, 2021, respectively, and $9,512 and $17,851 for the three and six months ended June 27, 2020, respectively.
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

	Three Months Ended July 3, 2021				Six Months Ended July 3, 2021
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$97,755	$39,718	$37,490	$174,963	$185,288	$75,016	$63,864	$324,168
Foreign	—	4,100	440	4,540	—	7,407	1,023	8,430
Total gross revenues	$97,755	$43,818	$37,930	$179,503	$185,288	$82,423	$64,887	$332,598

	Three Months Ended June 27, 2020				Six Months Ended June 27, 2020
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$87,087	$34,743	$38,731	$160,561	$170,820	$75,185	$76,962	$322,967
Foreign	—	1,898	230	2,128	—	4,567	635	5,202
Total gross revenues	$87,087	$36,641	$38,961	$162,689	$170,820	$79,752	$77,597	$328,169

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
    Gross revenue by customer were as follows:

	Three Months Ended July 3, 2021				Six Months Ended July 3, 2021
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$76,777	$16,562	$24,847	$118,186	$145,460	$36,885	$42,820	$225,165
Private sector	20,978	27,256	13,083	61,317	39,828	45,538	22,067	107,433
Total gross revenues	$97,755	$43,818	$37,930	$179,503	$185,288	$82,423	$64,887	$332,598

	Three Months Ended June 27, 2020				Six Months Ended June 27, 2020
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$67,157	$17,658	$27,090	$111,905	$132,090	$35,492	$54,053	$221,635
Private sector	19,930	18,983	11,871	50,784	38,730	44,260	23,544	106,534
Total gross revenues	$87,087	$36,641	$38,961	$162,689	$170,820	$79,752	$77,597	$328,169

    Gross revenues by contract type were as follows:

	Three Months Ended July 3, 2021				Six Months Ended July 3, 2021
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$93,396	$31,453	$37,822	$162,671	$176,781	$60,162	$64,711	$301,654
Fixed-unit price contracts	4,359	12,365	108	16,832	8,507	22,261	176	30,944
Total gross revenues	$97,755	$43,818	$37,930	$179,503	$185,288	$82,423	$64,887	$332,598

	Three Months Ended June 27, 2020				Six Months Ended June 27, 2020
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$81,884	$31,167	$38,906	$151,957	$161,660	$64,377	$77,438	$303,475
Fixed-unit price contracts	5,203	5,474	55	10,732	9,160	15,375	159	24,694
Total gross revenues	$87,087	$36,641	$38,961	$162,689	$170,820	$79,752	$77,597	$328,169
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Leases	Classification	July 3, 2021	January 2, 2021
Assets
Operating lease assets	Right-of-use lease asset, net (1)	$44,196	$43,607
Finance lease assets	Property and equipment, net (1)	2,719	2,946
Total leased assets		$46,915	$46,553

Liabilities
Current
Operating	Accrued liabilities	$(12,879)	$(13,161)
Finance	Current portion of notes payable and other obligations	(1,346)	(1,321)
Noncurrent
Operating	Other long-term liabilities	(33,076)	(32,290)
Finance	Notes payable and other obligations, less current portion	(1,396)	(1,673)
Total lease liabilities		$(48,697)	$(48,445)
(1) At July 3, 2021, operating right of-use lease assets and finance lease assets are recorded net of accumulated amortization of $23,964 and $3,034, respectively. At January 2, 2021, operating right-of-use lease assets and finance lease assets are recorded net of accumulated amortization of $19,096 and $2,499, respectively.

    Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Weighted - Average Remaining Lease Term (Years)	July 3, 2021	January 2, 2021
Operating leases	4.7	4.9
Finance leases	1.9	2.1

Weighted - Average Discount Rate
Operating leases	4%	4%
Finance leases	7%	7%

    Supplemental cash flow information related to the Company's operating and finance lease liabilities is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating cash flows from operating leases	$3,531	$3,419	$7,048	$6,939
Financing cash flows from finance leases	$337	$268	$592	$535
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,073	$2,995	$2,382	$7,985

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
    The following tables summarize the components of lease cost recognized in the consolidated statements of net income and comprehensive income:

		Three Months Ended	Six Months Ended
Lease Cost	Classification	July 3, 2021	July 3, 2021
Operating lease cost	Facilities and facilities related	$3,973	$7,654
Variable operating lease cost	Facilities and facilities related	333	931
Finance lease cost
Amortization of financing lease assets	Depreciation and amortization	337	592
Interest on lease liabilities	Interest expense	45	78
Total lease cost		$4,688	$9,255

		Three Months Ended	Six Months Ended
Lease Cost	Classification	June 27, 2020	June 27, 2020
Operating lease cost	Facilities and facilities related	$3,515	$7,100
Variable operating lease cost	Facilities and facilities related	—	—
Finance lease cost
Amortization of financing lease assets	Depreciation and amortization	260	509
Interest on lease liabilities	Interest expense	31	61
Total lease cost		$3,806	$7,670

    As of July 3, 2021, maturities of the Company's lease liabilities under its long-term operating leases and finance leases for the next five fiscal years and thereafter are as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2021	$7,512	$1,397
2022	12,729	993
2023	10,143	522
2024	7,411	119
2025	5,436	53
Thereafter	7,245	—
Total lease payments	50,476	3,084
Less: Interest	(4,521)	(342)
Present value of lease liabilities	$45,955	$2,742

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

On March 25, 2021 ("Geodynamics Closing Date"), we acquired all of the outstanding equity interests in Geodynamics LLC ("Geodynamics"), a provider of sonar-based, deep-water geospatial solutions. The aggregate purchase price is $19,879, including $11,000 of cash, a $4,000 promissory note (bearing interest at 2.75%), payable in three equal installments of $1,333 due on the first, second, and third anniversaries of the Geodynamics Closing Date, and $2,610 of our common stock (30,533 shares) issued at the closing date. The purchase price also includes a potential $21,000 earn-out of cash, which was recorded at an estimated fair value of $2,269. An option based model was used to determine the fair value of the earn-out, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Geodynamics, we engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The Geodynamics acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.
On May 14, 2021 ("PES Environmental Closing Date"), we acquired all of the outstanding equity interests in PES Environmental, Inc. ("PES Environmental"), an environmental engineering and consulting company providing environmental site assessment, water resources and stormwater management, permitting and compliance, industrial hygiene, and litigation support services. The aggregate purchase price is $9,655, including $6,500 of cash, a $1,500 promissory note (bearing interest at 2.75%), payable in three equal installments due on the first, second, and third anniversaries of the PES Environmental Closing Date, and $630 of our common stock (7,847 shares) issuable within 90 days of the PES Environmental Closing Date. The purchase price also includes a potential non-interest bearing earn-out of up to $1,100 payable in cash and stock, which was recorded at an estimated fair value of $1,025. An option based model was used to determine the fair value of the earn-out, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for PES Environmental, we engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The PES Environmental acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.
Secondary Offering
On March 10, 2021, we priced an underwritten public offering of 1,612,903 shares of our common stock (the "Firm Shares") at a price of $93.00 per share. The shares were sold pursuant to an effective registration statement on Form S-3 (Registration No. 333-237167). In addition, we also granted the underwriters a 30-day option to purchase 241,935 additional shares (the "Option Shares") of our common stock at the public offering price. On March 15, 2021, we closed on the Firm Shares, for which we received net proceeds of approximately $140,642 after deducting the underwriting discount and estimated offering expenses payable by us. On April 13, 2021, the underwriters exercised the Option Shares and we received net proceeds of $21,150 after deducting the underwriting discount and estimated offering expenses payable by us.
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

Impact of COVID-19 on Our Business
The COVID-19 pandemic has significantly impacted global stock markets and economies. We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our customers and employees. Some of our services have been affected, primarily our Geospatial segment, real estate transactional services and hospitality-related services. In particular, due to COVID-19 restrictions, some of our casino and hotel projects have been delayed. As U.S. and international economies begin to reopen and with a vaccine underway, our real estate transactional services have recovered, however we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. We intend to continue to monitor the impact of COVID-19 pandemic on our business closely.
Critical Accounting Policies and Estimates
    For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations that is included in the 2020 Form 10-K.
Results of Operations
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Gross revenues	$179,503	$162,689	$332,598	$328,169
Direct costs	88,117	79,237	162,622	160,186
Gross profit	91,386	83,452	169,976	167,983
Operating expenses	72,834	72,490	141,870	147,640
Income from operations	18,552	10,962	28,106	20,343
Interest expense	(1,568)	(4,403)	(3,886)	(8,190)
Income tax expense	(3,346)	(2,056)	(5,102)	(3,462)
Net income	$13,638	$4,503	$19,118	$8,691
Three Months Ended July 3, 2021 Compared to the Three Months Ended June 27, 2020.
Gross Revenues
Our consolidated gross revenues increased by $16,814, or 10.3%, for the three months ended July 3, 2021 compared to the three months ended June 27, 2020. The increase in gross revenues was primarily due to incremental revenues of $9,086 from acquisitions completed since the second quarter of 2020 and increases in power delivery and utility services of $8,955 and real estate transactional services of $6,231. These increases were partially offset by decreases in our geospatial services of $4,587 and hospitality-related services of $1,035. We believe the decreases were primarily a result of COVID-19 and contract delays in our geospatial services.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 50.9% and 51.3% for the three months ended July 3, 2021 and June 27, 2020, respectively. The decrease in gross profit margin was primarily due to a change in the mix of work performed, as power delivery and utility services and real estate transactional and hospitality-related services tend to be lower margin than geospatial services. As a percentage of gross revenues, other direct costs and sub-consultant services increased 1.8% and 1.2%, respectively. These increases were partially offset by decreases in direct salaries and wages as a percentage of gross revenues of 2.6%.

Operating expenses
Our operating expenses increased $344, or 0.5%, for the three months ended July 3, 2021 compared to the three months ended June 27, 2020.

    Interest Expense
Our interest expense decreased $2,835 for the three months ended July 3, 2021 compared to the three months ended June 27, 2020. The decrease in interest expense primarily resulted from the pay down of our Senior Credit Facility indebtedness.

    Income taxes
Our effective income tax rate was 19.7% and 31.3% for the three months ended July 3, 2021 and June 27, 2020, respectively. The decrease in the effective tax rate was primarily the result of excess tax benefits from stock-based payments of $970 during the three months ended July 3, 2021 as compared to tax expense on stock-based payments of $306 during the three months ended June 27, 2020. The decrease in our tax expense on stock-based payments during the three months ended July 3, 2021 was a result of the increase in our stock price as it relates to the value of stock vested during the period.

    Net income
Our net income increased $9,135, or 202.9%, for three months ended July 3, 2021 compared to three months ended June 27, 2020. The increase was primarily a result of an increase in gross profit of $7,934 and a decrease in interest expense of $2,835.
Six Months Ended July 3, 2021 Compared to the Six Months Ended June 27, 2020.
Gross Revenues
Our consolidated gross revenues increased by $4,429, or 1.3%, for the six months ended July 3, 2021 compared to the six months ended June 27, 2020. The increase in gross revenues was primarily due to increases in our power delivery and utility services of $19,623, real estate transactional services of $5,941, and incremental revenue of $11,092 from acquisitions completed since the second quarter of 2020. These increases were partially offset by decreases in our geospatial solution services of $16,276, infrastructure of $4,948, hospitality-related services of $2,686, testing, inspection and consulting of $2,591, energy and technology services of $2,538, and civil project management of $2,203. We believe the decreases were primarily a result of COVID-19 and contract delays in our geospatial services.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 51.1% and 51.2% for the six months ended July 3, 2021 and June 27, 2020, respectively. As a percentage of gross revenues, other direct costs increased 1.6% and direct salaries decreased 1.5% primarily as a result of the mix of work performed.
Operating expenses
Our operating expenses decreased $5,770, or 3.9%, for the six months ended July 3, 2021 compared to the six months ended June 27, 2020. The decrease in operating expenses primarily resulted from decreased payroll costs of $2,542, decreased intangible asset amortization expense of $1,354, and decreased depreciation expense of $1,190. The decrease in payroll costs was primarily driven by a decrease in employees as compared to the prior year period, primarily driven by the COVID-19 pandemic.

    Interest Expense
Our interest expense decreased $4,304 for the six months ended July 3, 2021 compared to the six months ended June 27, 2020. The decrease in interest expense primarily resulted from the pay down of our Senior Credit Facility indebtedness.

    Income taxes
Our effective income tax rate was 21.1% and 28.5% for the six months ended July 3, 2021 and June 27, 2020, respectively. The decrease in the effective rate was primarily the result of excess tax benefits from stock-based payments of $1,045 during the six months ended July 3, 2021 as compared to tax expense on stock-based payments of $260 during the six months ended June 27, 2020. The decrease in our tax expense on stock-based payments during the six months ended July 3, 2021 was a result of the increase in our stock price as it relates to the value of stock vested during the period.

    Net income
Our net income increased $10,427, or 120.0%, for six months ended July 3, 2021 compared to six months ended June 27, 2020. The increase was primarily a result of an increase in gross profit of $1,993, decreases in payroll costs of 2,542, and a decrease in interest expense of $4,304.
Segment Results of Operations
The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Gross revenues
INF	$97,755	$87,087	$185,288	$170,820
BTS	43,818	36,641	82,423	79,752
GEO	37,930	38,961	64,887	77,597
Total gross revenues	$179,503	$162,689	$332,598	$328,169

Segment income before taxes
INF	$19,149	$15,484	$35,961	$28,596
BTS	$7,501	$5,409	$13,766	$10,828
GEO	$10,121	$6,458	$14,026	$14,299
For additional information regarding our reportable segments, see Note 15, Reportable Segments, of the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Three Months Ended July 3, 2021 Compared to Three Months Ended June 27, 2020
INF Segment
Our gross revenues from INF increased $10,668, or 12.2%, during the three months ended July 3, 2021 compared to the three months ended June 27, 2020. The increase in gross revenues is due to increases in our power delivery and utility services of $8,955 and incremental gross revenue of $2,034 from acquisitions completed since the second quarter of 2020.
Segment Income before Taxes from INF increased $3,665, or 23.7%, during the three months ended July 3, 2021 compared to the three months ended June 27, 2020. The increase was primarily due to higher gross revenues.
BTS Segment
Our gross revenues from BTS increased $7,177, or 19.6%, during the three months ended July 3, 2021 compared to the three months ended June 27, 2020. The increase in gross revenues was due to increases in our real estate transactional services of $6,231 and incremental gross revenues of $3,413 from acquisitions completed since the second quarter of 2020. These increases were partially offset by decreases in our hospitality-related services of $1,035.
Segment Income before Taxes from BTS increased $2,092, or 38.7% during the three months ended July 3, 2021 compared to the three months ended June 27, 2020. The increase was primarily due to higher gross revenues.

GEO Segment
    Our gross revenues from GEO decreased $1,031, or 2.6%, during the three months ended July 3, 2021 compared to the three months ended June 27, 2020. The decreases were primarily a result of contract delays associated with the COVID-19 pandemic.
    Segment Income before Taxes from GEO increased $3,663, or 56.7%, during the three months ended July 3, 2021 compared to the three months ended June 27, 2020. The increase was primarily due to decreased operating expenses.
Six Months Ended July 3, 2021 Compared to Six Months Ended June 27, 2020
INF Segment
Our gross revenues from INF increased $14,468, or 8.5%, during the six months ended July 3, 2021 compared to the six months ended June 27, 2020. The increase in gross revenues is due to increases in our power delivery and utility services of $19,623 and incremental gross revenues of $2,562 from acquisitions completed since the second quarter of 2020. These increases were partially offset by decreases in gross revenues from infrastructure of $4,948 and testing, inspection and consulting of $2,591.
Segment Income before Taxes from INF increased $7,365, or 25.8%, during the six months ended July 3, 2021 compared to the six months ended June 27, 2020. The increase was primarily due to higher gross revenues.
BTS Segment
Our gross revenues from BTS increased $2,671, or 3.3%, during the six months ended July 3, 2021 compared to the six months ended June 27, 2020. The increase in gross revenues was due to increases in our real estate transactional services of $5,941 and incremental gross revenues of $4,846 from acquisitions completed since the second quarter of 2020. These increases were partially offset by decreases in our hospitality-related services of $2,686, energy and technology services of $2,538, and project management of $1,751.
Segment Income before Taxes from BTS increased $2,938, or 27.1% during the six months ended July 3, 2021 compared to the six months ended June 27, 2020. The increase was primarily due to higher gross revenues.
GEO Segment
    Our gross revenues from GEO decreased $12,710, or 16.4%, during the six months ended July 3, 2021 compared to the six months ended June 27, 2020. The decreases were primarily a result of contract delays associated with the COVID-19 pandemic and weather delays during the first quarter of 2021.
    Segment Income before Taxes from GEO decreased $273, or 1.9%, during the six months ended July 3, 2021 compared to the six months ended June 27, 2020. The decrease was primarily due to lower gross revenues.
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
Operating activities
Net cash provided by operating activities was $62,228 for the six months ended July 3, 2021, compared to $50,745 during the six months ended June 27, 2020. The increase was a result of the growth in our net income primarily driven by higher gross revenues and reduction of costs and changes in our working capital. The changes in our working capital that contributed to increased cash flows were primarily a result of decreased billed receivables of $37,861 driven by increased collections. These increases in cash flows from working capital were partially offset by decreases in advanced billings of $13,399 related to the timing of liquefied natural gas project billing cycles, decreases in accrued liabilities of $6,109 primarily related to the timing of payments, and an increase of $6,325 in prepaid expenses and other assets primarily as a result of increased prepaid income taxes of $3,718 and increased other receivables of $1,370.

Investing activities
During the six months ended July 3, 2021 and June 27, 2020, net cash used in investing activities totaled $25,220 and $5,708, respectively. The increase in cash used in investing activities was primarily a result of increased acquisition activity of $21,652, partially offset by decreases in property and equipment purchases of $2,117.
Financing activities

    Net cash flows provided by financing activities totaled $11,106 during the six months ended July 3, 2021 compared to net cash flows used in financing activities of $11,650 during the six months ended June 27, 2020. During the six months ended July 3, 2021 we received $172,500 from our common stock public offering and used the proceeds to make principal payments on our Senior Credit Facility of $145,082. We also made common stock public offering cost payments of $10,522 during the six months ended July 3, 2021.
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
    These financial covenants also require us to maintain a consolidated fixed charge coverage ratio of no less than 1.20 to 1.00 as of the end of any measurement period. As of July 3, 2021, we were in compliance with the financial covenants.
    The Amended A&R Credit Agreement also amended pricing terms which remain variable and tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on our consolidated leverage ratio. As of July 3, 2021 our interest rate was 2.3%.
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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Amended A&R Credit Agreement were $4,123. Total amortization of debt issuance costs was $227 and $454 during the three and six months ended July 3, 2021, respectively, and $222 and $442 during the three and six months ended June 27, 2020, respectively.
Other Obligations
On May 14, 2021, we acquired PES Environmental. The purchase price allowed for the payment of $630 in shares of our stock payable within 90 days of the PES Environmental Closing Date. At July 3, 2021, the outstanding balance on this obligation was $630.
On February 22, 2021, we acquired TerraTech. The purchase price allowed for the payment of $864 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in two equal annual installments. At July 3, 2021, the outstanding balance on this obligation was $864.
    On July 16, 2020, we acquired Mediatech. The purchase price allowed for the payment of $230 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in three equal annual installments. At July 3, 2021 and January 2, 2021, the outstanding balance on this obligation was $230.
    On July 1, 2019, we acquired GeoDesign. The purchase price allowed for the payment of $425 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable on the first and second anniversary of July 1, 2019. At July 3, 2021 and January 2, 2021, the outstanding balance on this obligation was $44.
    On November 2, 2018, we acquired CHI. The purchase price allowed for the payment of $3,000 in shares of our stock or a combination of cash and shares of our stock, at our discretion, payable in three equal annual installments. At July 3, 2021 and January 2, 2021, the outstanding balance of this obligation was $877.
Uncollateralized Promissory Notes
On May 14, 2021, we acquired PES Environmental. The purchase price included an uncollateralized $1,500 promissory note bearing interest at 2.75% ("PES Environmental Note") and payable in three equal annual installments. The outstanding balance of the PES Environmental Note was $1,500 as of July 3, 2021.
On March 25, 2021, we acquired Geodynamics. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 2.75% ("Geodynamics Note") and payable in three equal annual installments. The outstanding balance of the Geodynamics Note was $4,000 as of July 3, 2021.
On February 22, 2021, we acquired TerraTech. The purchase price included an uncollateralized $3,200 promissory note bearing interest at 2.75% ("TerraTech Note") and payable in five equal annual installments. The outstanding balance of the TerraTech Note was $3,200 as of July 3, 2021.
On February 9, 2021, we acquired IDA. The purchase price included an uncollateralized $980 promissory note ("IDA Note") payable in two equal annual installments. The outstanding balance of the IDA Note was $980 as of July 3, 2021.
On July 16, 2020, we acquired Mediatech. The purchase price included an uncollateralized $500 promissory note ("Mediatech Note") payable in four equal annual installments. The outstanding balance of the Mediatech Note was $500 as of July 3, 2021 and January 2, 2021.

    On July 1, 2019, we acquired GeoDesign. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("GeoDesign Note") and payable in four equal annual installments. The outstanding balance of the GeoDesign Note was $1,000 and $1,500 as of July 3, 2021 and January 2, 2021, respectively.
On June 3, 2019, we acquired Alta. The purchase price included an uncollateralized $2,000 promissory note bearing interest at 4.0% ("Alta Note") and payable in four equal annual installments. The outstanding balance of the Alta Note was $1,000 and $1,500 as of July 3, 2021 and January 2, 2021, respectively.
On June 3, 2019, we acquired Page One. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% ("Page One Note") and payable in three equal annual installments. The outstanding balance of the Page One Note was $333 and $700 as of July 3, 2021 and January 2, 2021, respectively.
On March 22, 2019, we acquired The Sextant Group. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 4.0% ("The Sextant Group Note") and payable in four equal annual installments. The outstanding balance of The Sextant Group Note was $2,000 and $3,000 as of July 3, 2021 and January 2, 2021, respectively.
On December 31, 2018, we acquired certain assets of Celtic. The purchase price included an uncollateralized $300 promissory note bearing interest at 3.0% (the "Celtic Note") payable in three equal annual installments. The outstanding balance of the Celtic Note was $97 and $100 as of July 3, 2021 and January 2, 2021, respectively.
On November 2, 2018, we acquired CHI. The purchase price included an uncollateralized $15,000 promissory note bearing interest at 3.0% (the "CHI Note") payable in four equal annual installments. The outstanding balance of the CHI Note was $7,500 as of July 3, 2021 and January 2, 2021.
On August 24, 2018, we acquired CALYX. The purchase price included an uncollateralized $4,000 promissory note bearing interest at 3.75% payable in four equal annual installments of $1,000. The outstanding balance of the CALYX Note was $2,000 as of July 3, 2021 and January 2, 2021.
    On February 2, 2018, we acquired CSA. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "CSA Note") payable in four equal annual installments of $150. The outstanding balance of the CSA Note was $150 and $300 as of July 3, 2021 and January 2, 2021, respectively.
On January 12, 2018, we acquired all of the outstanding equity interest in Butsko. The purchase price included an uncollateralized $1,000 promissory note bearing interest at 3.0% (the "Butsko Note") payable in four equal annual installments of $250. The outstanding balance of the Butsko Note was $300 and $500 as of July 3, 2021 and January 2, 2021, respectively.
On June 6, 2017, we acquired all of the outstanding equity interest in RDK. The purchase price included an uncollateralized $5,500 promissory note bearing interest at 3.0% (the "RDK Note") payable in four equal annual installments of $1,375. There was no outstanding balance on the RDK Note as of July 3, 2021. As of January 2, 2021, the outstanding balance of the RDK Note was $1,375.
On May 4, 2017, we acquired all of the outstanding equity interest in H&K. The purchase price included an uncollateralized $600 promissory note bearing interest at 3.0% (the "H&K Note") payable in four equal annual installments of $150. There was no outstanding balance on the H&K Note as of July 3, 2021. As of January 2, 2021, the outstanding balance of the H&K Note was $150.
On May 1, 2017, we acquired all of the outstanding equity interest in Lochrane. The purchase price included an uncollateralized $1,650 promissory note bearing interest at 3.0% (the "Lochrane Note") payable in four equal annual installments of $413. There was no outstanding balance on the Lochrane Note as of July 3, 2021. As of January 2, 2021, the outstanding balance of the Lochrane Note was $413.
On November 30, 2016, we acquired all of the outstanding interests of Hanna. The purchase price included an uncollateralized $2,700 promissory note bearing interest at 3.0% (the "Hanna Note") payable in four equal annual installments of $675. The outstanding balance of the Hanna Note was $430 as of July 3, 2021 and January 2, 2021.
On October 26, 2016, we acquired all of the outstanding interests of JBA. The purchase price included an uncollateralized $7,000 promissory note bearing interest at 3.0% (the "JBA Note") payable in five equal annual installments of $1,400. The outstanding balance of the JBA Note was $3,011 as of July 3, 2021 and January 2, 2021.

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
•significant influence by our principal stockholder and the existence of certain anti-takeover measures in our governing documents; and
•other factors identified throughout this Quarterly Report on Form 10-Q, including those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of July 3, 2021, there was $138,750 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $1,388 annually.
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
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended July 3, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, in March 2020 certain employees of the Company began working remotely. As a result of these changes to the working environment, the Company has not identified any material changes in the Company's internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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

NV5 GLOBAL, INC.

/s/ Edward Codispoti
Date: August 11, 2021	Edward Codispoti Chief Financial Officer (Principal Financial and Accounting Officer)