Form 10-Q
period 2021-10-02
NV5 Global, Inc.
filed 2021-11-10
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of November 5, 2021, there were 15,401,051 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	October 2, 2021	January 2, 2021
Assets
Current assets:
Cash and cash equivalents	$121,397	$64,909
Billed receivables, net	129,781	142,705
Unbilled receivables, net	86,399	74,458
Prepaid expenses and other current assets	10,529	6,804
Total current assets	348,106	288,876
Property and equipment, net	29,323	27,011
Right-of-use lease assets, net	44,866	43,607
Intangible assets, net	168,497	174,931
Goodwill	366,200	343,796
Other assets	3,892	2,954
Total assets	$960,884	$881,175

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,272	$39,989
Accrued liabilities	55,251	45,325
Billings in excess of costs and estimated earnings on uncompleted contracts	16,730	24,962
Client deposits	620	380
Current portion of contingent consideration	3,406	1,334
Current portion of notes payable and other obligations	17,526	24,196
Total current liabilities	135,805	136,186
Contingent consideration, less current portion	1,531	1,066
Other long-term liabilities	40,410	38,737
Notes payable and other obligations, less current portion	149,862	283,326
Deferred income tax liabilities, net	29,154	27,791
Total liabilities	356,762	487,106

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 15,401,051 and 13,270,131 shares issued and outstanding as of October 2, 2021 and January 2, 2021, respectively	154	133
Additional paid-in capital	446,612	268,271
Retained earnings	157,356	125,665
Total stockholders’ equity	604,122	394,069
Total liabilities and stockholders’ equity	$960,884	$881,175
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Gross revenues	$185,553	$169,949	$518,151	$498,118

Direct costs:
Salaries and wages	45,145	46,815	131,630	136,929
Sub-consultant services	35,779	26,003	89,003	78,673
Other direct costs	12,802	10,370	35,714	27,771
Total direct costs	93,726	83,188	256,347	243,373

Gross profit	91,827	86,761	261,804	254,745

Operating expenses:
Salaries and wages, payroll taxes and benefits	44,597	43,750	131,761	133,456
General and administrative	12,978	13,216	37,891	38,196
Facilities and facilities related	5,194	5,370	15,330	16,125
Depreciation and amortization	10,108	10,187	29,764	32,387
Total operating expenses	72,877	72,523	214,746	220,164

Income from operations	18,950	14,238	47,058	34,581

Interest expense	(1,475)	(3,731)	(5,362)	(11,921)

Income before income tax expense	17,475	10,507	41,696	22,660
Income tax expense	(4,902)	(2,753)	(10,005)	(6,215)
Net income and comprehensive income	$12,573	$7,754	$31,691	$16,445

Earnings per share:
Basic	$0.86	$0.62	$2.27	$1.33
Diluted	$0.83	$0.61	$2.19	$1.30

Weighted average common shares outstanding:
Basic	14,593,623	12,434,600	13,963,372	12,328,448
Diluted	15,069,660	12,749,917	14,486,683	12,650,107
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance, June 27, 2020	13,033,842	$130	$258,902	$113,338	$372,370
Stock-based compensation	—	—	4,020	—	4,020
Restricted stock issuance, net	201,406	2	(2)	—	—
Stock issuance for acquisitions	9,465	—	421	—	421
Net income	—	—	—	7,754	7,754
Balance, October 3, 2020	13,244,713	$132	$263,341	$121,092	$384,565

Balance, July 3, 2021	15,365,382	$154	$441,049	$144,783	$585,986
Stock-based compensation	—	—	4,297	—	4,297
Restricted stock issuance, net	20,551	—	—	—	—
Stock issuance for acquisitions	15,118	—	1,266	—	1,266
Net income	—	—	—	12,573	12,573
Balance, October 2, 2021	15,401,051	$154	$446,612	$157,356	$604,122
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Nine Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 28, 2019	12,852,357	$129	$251,187	$104,647	$355,963
Stock-based compensation	—	—	10,900	—	10,900
Restricted stock issuance, net	365,241	3	(3)	—	—
Stock issuance for acquisitions	21,871	—	979	—	979
Payment of contingent consideration with common stock	5,244	—	278	—	278
Net income	—	—	—	16,445	16,445
Balance, October 3, 2020	13,244,713	$132	$263,341	$121,092	$384,565

Balance, January 2, 2021	13,270,131	$133	$268,271	$125,665	$394,069
Stock-based compensation	—	—	12,087	—	12,087
Restricted stock issuance, net	223,607	2	(2)	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(580)	—	(52)	—	(52)
Stock issuance for acquisitions	50,855	—	4,326	—	4,326
Proceeds from secondary offering, net of costs	1,854,838	19	161,773	—	161,792
Payment of contingent consideration with common stock	2,200	—	209	—	209
Net income	—	—	—	31,691	31,691
Balance, October 2, 2021	15,401,051	$154	$446,612	$157,356	$604,122
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	October 2, 2021	October 3, 2020
Cash flows from operating activities:
Net income	$31,691	$16,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,397	34,680
Non-cash lease expense	7,941	6,731
Provision for doubtful accounts	1,077	3,127
Stock-based compensation	12,087	10,900
Change in fair value of contingent consideration	(67)	—
Gain on disposals of property and equipment	(1,059)	(394)
Deferred income taxes	(4,318)	(5,905)
Amortization of debt issuance costs	1,024	669
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	16,728	8,089
Unbilled receivables	(10,024)	(7,505)
Prepaid expenses and other assets	(4,160)	2,171
Accounts payable	1,366	(2,780)
Accrued liabilities	403	322
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,233)	5,706
Deposits	218	163
Net cash provided by operating activities	78,071	72,419

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(23,569)	(882)
Proceeds from sale of assets	843	1,053
Purchase of property and equipment	(6,714)	(8,342)
Net cash used in investing activities	(29,440)	(8,171)

Cash flows from financing activities:
Borrowings from Senior Credit Facility	138,750	—
Proceeds from common stock offering	172,500	—
Payments on notes payable	(7,299)	(9,941)
Payments of contingent consideration	(663)	(913)
Payments of borrowings from Senior Credit Facility	(283,832)	(20,750)
Payments of common stock offering costs	(10,657)	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(52)	—
Payments of debt issuance costs	(890)	(447)
Net cash provided by (used in) financing activities	7,857	(32,051)

Net increase in cash and cash equivalents	56,488	32,197
Cash and cash equivalents – beginning of period	64,909	31,825
Cash and cash equivalents – end of period	$121,397	$64,022
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	October 2, 2021	October 3, 2020
Non-cash investing and financing activities:
Contingent consideration (earn-out)	$3,476	$255
Notes payable and other obligations issued for acquisitions	$11,544	$500
Stock issuance for acquisitions	$4,326	$979
Accrued common stock offering costs	$51	$—
Finance leases	$269	$475
Payment of contingent consideration with common stock	$209	$278
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
Fiscal Year
    The Company operates on a "52/53 week" fiscal year ending on the Saturday closest to the calendar quarter end, and fiscal 2021 contains 52 weeks compared to fiscal 2020, which contained 53 weeks. As a result, the third quarter of fiscal 2021 ended October 2, 2021 included 13 weeks compared to the third quarter of fiscal 2020 ended October 3, 2020, which included 14 weeks.
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
As of October 2, 2021, the Company had $740,043 of remaining performance obligations, of which $613,813 is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in performance obligations. Most of the Company's government contracts are multi-year contracts for which funding is appropriated on an annual basis, therefore performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. Revenue recognized that was included in the contract liability balance at the beginning of the fiscal year was $524 and $23,882 for the three and nine months ended October 2, 2021.

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

As of August 1, 2021, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2021. Furthermore, there were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2021 through October 2, 2021.
Identifiable intangible assets primarily include customer backlog, customer relationships, trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events or changes in circumstances that would indicate intangible assets were impaired during the nine months ended October 2, 2021.

See Note 8, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.
There have been no material changes in the Company's significant accounting policies described in the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended January 2, 2021.
Note 3 – Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"). This ASU provides optional expedients and exceptions to the current guidance on contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company applied this guidance to its Second A&R Credit Agreement and there was no impact to its financial statements as a result.
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
The weighted average number of shares outstanding in calculating basic earnings per share for the nine months ended October 2, 2021 and October 3, 2020 exclude 767,622 and 806,457 non-vested restricted shares, respectively. During the three and nine months ended October 2, 2021, there were 11,081 and 6,612 weighted average securities which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met. During the three and nine months ended October 3, 2020, there were 32,859 and 72,634 weighted average securities which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Numerator:
Net income – basic and diluted	$12,573	$7,754	$31,691	$16,445

Denominator:
Basic weighted average shares outstanding	14,593,623	12,434,600	13,963,372	12,328,448
Effect of dilutive non-vested restricted shares and units	451,892	269,713	497,287	267,130
Effect of issuable shares related to acquisitions	24,145	45,604	26,024	54,529
Diluted weighted average shares outstanding	15,069,660	12,749,917	14,486,683	12,650,107

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
Note 5 – Business Acquisitions
2021 Acquisitions
The Company has completed five acquisitions during 2021 which are not material individually or in the aggregate. The aggregate purchase price of all five acquisitions is $43,777, including $24,476 of cash, $10,680 of promissory notes, $5,145 of the Company's common stock, and potential earn-outs of up to $23,900 payable in cash and stock, which was recorded at an estimated fair value of $3,476. An option-based model was used to determine the fair value of the earn-outs, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2021 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.
2020 Acquisitions

    The Company completed one acquisition during 2020 which was not material. The aggregate purchase price was $1,949, including $882 of cash, $500 in a promissory note, $312 of the Company's common stock, and $255 in additional contingent payments. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed the Company performed a fair value assessment.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during the nine months ended October 2, 2021 and the fiscal year ended January 2, 2021:

	Nine Months Ended	Fiscal Year Ended
	October 2, 2021	January 2, 2021
Cash	$907	$—
Billed and unbilled receivables, net	6,799	1,439
Right-of-use assets	2,633	—
Property and equipment	3,534	28
Prepaid expenses	497	33
Other assets	5	28
Intangible assets:
Customer relationships	12,921	237
Trade name	823	30
Customer backlog	1,903	56
Non-compete	2,926	5
Total Assets	$32,948	$1,856
Liabilities	(5,888)	(345)
Deferred tax liabilities	(5,601)	(86)
Net assets acquired	$21,459	$1,425

Consideration paid (Cash, Notes and/or stock)	$40,301	$1,694
Contingent earn-out liability (Cash and stock)	3,476	255
Total Consideration	$43,777	$1,949
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$22,318	$524
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
The consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of businesses acquired from their respective dates of acquisition for the three and nine months ended October 2, 2021.

	Three Months Ended	Nine Months Ended
	October 2, 2021	October 2, 2021
Gross revenues	$9,026	$19,007
Income before income taxes	$871	$4,158

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and nine months ended October 2, 2021 and October 3, 2020 as if the acquisitions had occurred at the beginning of fiscal year 2020. The pro forma information provided below is compiled from the pre-acquisition financial information and includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of these acquisitions actually been acquired at the beginning of fiscal year 2020 or (ii) future results of operations:

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Gross revenues	$186,166	$177,689	$527,824	$520,412
Net income	$12,696	$7,955	$32,059	$16,869
Basic earnings per share	$0.87	$0.64	$2.30	$1.36
Diluted earnings per share	$0.84	$0.62	$2.21	$1.33
Note 6 – Billed and Unbilled Receivables
Billed and Unbilled Receivables consists of the following:

	October 2, 2021	January 2, 2021
Billed receivables	$135,590	$149,233
Less: allowance for doubtful accounts	(5,809)	(6,528)
Billed receivables, net	$129,781	$142,705

Unbilled receivables	$88,685	$76,609
Less: allowance for doubtful accounts	(2,286)	(2,151)
Unbilled receivables, net	$86,399	$74,458

Note 7 – Property and Equipment, net
Property and equipment, net, consists of the following:

	October 2, 2021	January 2, 2021
Office furniture and equipment	$3,933	$3,782
Computer equipment	17,357	15,597
Survey and field equipment	31,237	22,866
Leasehold improvements	6,354	6,322
Total	58,881	48,567
Less: accumulated depreciation	(29,558)	(21,556)
Property and equipment, net	$29,323	$27,011
Depreciation expense was $2,974 and $8,413 for the three and nine months ended October 2, 2021, respectively, of which $1,353 and $3,633 was included in other direct costs for the three and nine months ended October 2, 2021. Depreciation expense was $2,786 and $8,212 for the three and nine months ended October 3, 2020, respectively, of which $1,215 and $3,394 was included in other direct costs for the three and nine months ended October 3, 2020, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 8 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value by reportable segment for the nine months ended October 2, 2021 were as follows:

	Nine Months Ended
	January 2, 2021	2021 Acquisitions	Adjustments	October 2, 2021
INF	$87,333	$3,392	$—	$90,725
BTS	78,848	8,341	86	87,275
GEO	177,615	10,585	—	188,200
Total	$343,796	$22,318	$86	$366,200
During the nine months ended October 2, 2021, the Company recorded goodwill related to acquisitions of $22,318 and a purchase price allocation adjustment of $86 that increased goodwill for the acquisition related to fiscal 2020.
Intangible Assets
Intangible assets, net, as of October 2, 2021 and January 2, 2021 consist of the following:

	October 2, 2021			January 2, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$195,969	$(60,241)	$135,728	$183,048	$(46,506)	$136,542
Trade name(2)	15,340	(14,168)	1,172	14,517	(12,099)	2,418
Customer backlog(3)	27,014	(23,795)	3,219	25,111	(19,709)	5,402
Non-compete(4)	12,299	(8,476)	3,823	9,373	(6,909)	2,464
Developed technology(5)	32,944	(8,389)	24,555	32,944	(4,839)	28,105
Total finite-lived intangible assets	$283,566	$(115,069)	$168,497	$264,993	$(90,062)	$174,931

(1) Amortized on a straight-line basis over estimated lives (5 to 12 years)
(2) Amortized on a straight-line basis over their estimated lives (1 to 3 years)
(3) Amortized on a straight-line basis over their estimated lives (1 to 5 years)
(4) Amortized on a straight-line basis over their contractual lives (2 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 7 years)
Amortization expense was $8,487 and $24,984 during the three and nine months ended October 2, 2021, respectively, and $8,615 and $26,468 during the three and nine months ended October 3, 2020, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 9 – Accrued Liabilities
Accrued liabilities consist of the following:

	October 2, 2021	January 2, 2021
Current portion of lease liability	$12,981	$13,161
Accrued vacation	14,012	11,998
Payroll and related taxes	16,954	10,744
Benefits	4,716	4,764
Accrued operating expenses	4,425	2,792
Professional liability reserve	1,063	949
Accrued interest expense	688	506
Income tax payable and other liabilities	412	411
Total	$55,251	$45,325

Note 10 – Notes Payable and Other Obligations
Notes payable and other obligations consists of the following:

	October 2, 2021	January 2, 2021
Senior credit facility	$138,750	$283,832
Uncollateralized promissory notes	27,732	23,175
Finance leases	2,432	2,994
Other obligations	1,971	1,151
Debt issuance costs, net of amortization	(3,497)	(3,630)
Total notes payable and other obligations	167,388	307,522
Current portion of notes payable and other obligations	17,526	24,196
Notes payable and other obligations, less current portion	$149,862	$283,326
As of October 2, 2021 and January 2, 2021, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
Future contractual maturities of long-term debt as of October 2, 2021 are as follows:

Fiscal year	Amount
Remainder of 2021	$9,025
2022	12,466
2023	6,081
2024	3,196
2025	710
2026 and thereafter	139,407
Total	$170,885
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), the Company amended and restated its Credit Agreement (The "Second A&R Credit Agreement"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
the Company's subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. The Second A&R Credit Agreement also includes an accordion feature permitting the Company to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate.
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at the Company's option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on the Company's consolidated leverage ratio. As of October 2, 2021 the Company's interest rate was 1.1%.
The Second A&R Credit Agreement contains financial covenants that require NV5 Global to maintain a consolidated net leverage ratio (the ratio of the Company's pro forma consolidated net funded indebtedness to the Company's pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
These financial covenants also require the Company to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of October 2, 2021, the Company was in compliance with the financial covenants.

    The Second A&R Credit Agreement contains covenants that may have the effect of limiting the Company's ability to, among other things, merge with or acquire other entities, enter into a transaction resulting in a Change in Control, create certain new liens, incur certain additional indebtedness, engage in certain transactions with affiliates, or engage in new lines of business or sell a substantial part of their assets. The Second A&R Credit Agreement also contains customary events of default, including (but not limited to) a default in the payment of principal or, following an applicable grace period, interest, breaches of the Company's covenants or warranties under the Second A&R Credit Agreement, payment default or acceleration of certain indebtedness, certain events of bankruptcy, insolvency or liquidation, certain judgments or uninsured losses, changes in control and certain liabilities related to ERISA based plans.
The Second A&R Credit Agreement limits the payment of cash dividends (together with certain other payments that would constitute a "Restricted Payment" within the meaning of the Second A&R Credit Agreement and generally including dividends, stock repurchases and certain other payments in respect to warrants, options, and other rights to acquire equity securities), unless the Consolidated Leverage Ratio would be less than 3.25 to 1.00 and available liquidity (defined as unrestricted, domestically held cash plus revolver availability) would be at least $30,000, in each case after giving effect to such payment.
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,617. Total amortization of debt issuance costs was $571 and $1,024 during the three and nine months ended October 2, 2021, respectively, and $227 and $669 during the three and nine months ended October 3, 2020, respectively.
Other Obligations
The Company has aggregate obligations related to acquisitions of $29,703 and $24,326 as of October 2, 2021 and January 2, 2021, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 11 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	October 2, 2021	January 2, 2021
Contingent consideration, beginning of the year	$2,400	$4,002
Additions for acquisitions	3,476	255
Reduction of liability for payments made	(872)	(1,857)
Increase of liability related to re-measurement of fair value	(67)	—
Total contingent consideration, end of the period	4,937	2,400
Current portion of contingent consideration	3,406	1,334
Contingent consideration, less current portion	$1,531	$1,066
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
Note 13 – Stock-Based Compensation
In October 2011, our stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of October 2, 2021, 641,307 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by our Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.
The following summarizes the activity of restricted stock awards during the nine months ended October 2, 2021:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
January 2, 2021	770,183	$57.20
Granted	262,509	$91.31
Vested	(220,588)	$65.16
Forfeited	(33,902)	$58.25
October 2, 2021	778,202	$66.33
Stock-based compensation expense relating to restricted stock awards during the three and nine months ended October 2, 2021 was $4,297 and $12,087, respectively, and $4,020 and $10,900 during the three and nine months ended October 3, 2020, respectively. Approximately $32,395 of deferred compensation, which is expected to be recognized over the remaining weighted

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
average vesting period of 1.8 years, is unrecognized at October 2, 2021. The total fair value of restricted shares vested during the nine months ended October 2, 2021 and October 3, 2020 was $20,376 and $8,837, respectively.
Note 14 – Income Taxes
As of October 2, 2021 and January 2, 2021, the Company had net deferred income tax liabilities of $29,154 and $27,791, respectively. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where we have a future obligation for tax purposes.
The Company's effective income tax rate was 28.1% and 24.0% during the three and nine months ended October 2, 2021, respectively, and 26.2% and 27.4% during the three and nine months ended October 3, 2020, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate in 2021 was primarily due to the recognition of tax expense resulting from the reduction of federal tax credits recorded in the third quarter and the recognition of excess tax benefits from stock-based payments in the second quarter. The difference between the effective income tax rate and the combined statutory federal and state income tax rate in 2020 was primarily due to the recognition of tax expense from stock-based payments in the second quarter.
The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. The California Franchise Tax Board (“CFTB”) challenged research and development tax credits generated for the years 2012 to 2014. Fiscal years 2012 through 2020 are considered open tax years in the State of California and 2018 through 2020 in the U.S. federal jurisdiction and other state and foreign jurisdictions. It is not expected that there will be a significant change in the unrecognized tax benefits within the next 12 months.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The Company evaluates the performance of these reportable segments based on their respective operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. The following tables set forth summarized financial information concerning our reportable segments:

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Gross revenues
INF	$99,365	$94,693	$284,653	$265,515
BTS	51,381	39,861	133,804	119,610
GEO	34,807	35,395	99,694	112,993
Total gross revenues	$185,553	$169,949	$518,151	$498,118

Segment income before taxes
INF	$17,628	$19,482	$53,589	$48,078
BTS	10,299	5,944	24,065	16,772
GEO	9,476	7,998	23,502	22,297
Total Segment income before taxes	37,403	33,424	101,156	87,147
Corporate(1)	(19,928)	(22,917)	(59,460)	(64,487)
Total income before taxes	$17,475	$10,507	$41,696	$22,660
(1) Includes amortization of intangibles of $8,487 and $24,984 for the three and nine months ended October 2, 2021, respectively, and $8,615 and $26,468 for the three and nine months ended October 3, 2020, respectively.
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

	Three Months Ended October 2, 2021				Nine Months Ended October 2, 2021
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$99,365	$45,797	$33,862	$179,024	$284,653	$120,813	$97,726	$503,192
Foreign	—	5,584	945	6,529	—	12,991	1,968	14,959
Total gross revenues	$99,365	$51,381	$34,807	$185,553	$284,653	$133,804	$99,694	$518,151

	Three Months Ended October 3, 2020				Nine Months Ended October 3, 2020
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$94,693	$37,278	$35,104	$167,075	$265,515	$112,460	$112,067	$490,042
Foreign	—	2,583	291	2,874	—	7,150	926	8,076
Total gross revenues	$94,693	$39,861	$35,395	$169,949	$265,515	$119,610	$112,993	$498,118

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
    Gross revenue by customer were as follows:

	Three Months Ended October 2, 2021				Nine Months Ended October 2, 2021
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$77,635	$16,065	$21,940	$115,640	$223,096	$52,950	$64,760	$340,806
Private sector	21,730	35,316	12,867	69,913	61,557	80,854	34,934	177,345
Total gross revenues	$99,365	$51,381	$34,807	$185,553	$284,653	$133,804	$99,694	$518,151

	Three Months Ended October 3, 2020				Nine Months Ended October 3, 2020
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$72,772	$17,522	$25,377	$115,671	$204,863	$53,011	$79,431	$337,305
Private sector	21,921	22,339	10,018	54,278	60,652	66,599	33,562	160,813
Total gross revenues	$94,693	$39,861	$35,395	$169,949	$265,515	$119,610	$112,993	$498,118

    Gross revenues by contract type were as follows:

	Three Months Ended October 2, 2021				Nine Months Ended October 2, 2021
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$95,154	$35,873	$34,787	$165,814	$271,935	$96,035	$99,497	$467,467
Fixed-unit price contracts	4,211	15,508	20	19,739	12,718	37,769	197	50,684
Total gross revenues	$99,365	$51,381	$34,807	$185,553	$284,653	$133,804	$99,694	$518,151

	Three Months Ended October 3, 2020				Nine Months Ended October 3, 2020
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$92,054	$32,402	$35,333	$159,789	$253,717	$96,776	$112,771	$463,264
Fixed-unit price contracts	2,639	7,459	62	10,160	11,798	22,834	222	34,854
Total gross revenues	$94,693	$39,861	$35,395	$169,949	$265,515	$119,610	$112,993	$498,118
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Leases	Classification	October 2, 2021	January 2, 2021
Assets
Operating lease assets	Right-of-use lease asset, net (1)	$44,866	$43,607
Finance lease assets	Property and equipment, net (1)	2,413	2,946
Total leased assets		$47,279	$46,553

Liabilities
Current
Operating	Accrued liabilities	$(12,981)	$(13,161)
Finance	Current portion of notes payable and other obligations	(1,302)	(1,321)
Noncurrent
Operating	Other long-term liabilities	(33,710)	(32,290)
Finance	Notes payable and other obligations, less current portion	(1,130)	(1,673)
Total lease liabilities		$(49,123)	$(48,445)
(1) At October 2, 2021, operating right of-use lease assets and finance lease assets are recorded net of accumulated amortization of $27,014 and $3,326, respectively. At January 2, 2021, operating right-of-use lease assets and finance lease assets are recorded net of accumulated amortization of $19,096 and $2,499, respectively.

    Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Weighted - Average Remaining Lease Term (Years)	October 2, 2021	January 2, 2021
Operating leases	4.6	4.9
Finance leases	1.8	2.1

Weighted - Average Discount Rate
Operating leases	4%	4%
Finance leases	7%	7%

    Supplemental cash flow information related to the Company's operating and finance lease liabilities is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Operating cash flows from operating leases	$3,467	$3,467	$10,514	$10,406
Financing cash flows from finance leases	$327	$266	$921	$801
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,398	$4,267	$6,780	$12,252

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
    The following tables summarize the components of lease cost recognized in the consolidated statements of net income and comprehensive income:

		Three Months Ended	Nine Months Ended
Lease Cost	Classification	October 2, 2021	October 2, 2021
Operating lease cost	Facilities and facilities related	$3,872	$11,525
Variable operating lease cost	Facilities and facilities related	510	1,441
Finance lease cost
Amortization of financing lease assets	Depreciation and amortization	339	931
Interest on lease liabilities	Interest expense	39	117
Total lease cost		$4,760	$14,014

		Three Months Ended	Nine Months Ended
Lease Cost	Classification	October 3, 2020	October 3, 2020
Operating lease cost	Facilities and facilities related	$3,805	$11,247
Variable operating lease cost	Facilities and facilities related	705	2,411
Finance lease cost
Amortization of financing lease assets	Depreciation and amortization	261	770
Interest on lease liabilities	Interest expense	29	90
Total lease cost		$4,800	$14,518

    As of October 2, 2021, maturities of the Company's lease liabilities under its long-term operating leases and finance leases for the next five fiscal years and thereafter are as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2021	$3,870	$477
2022	13,784	1,131
2023	11,308	715
2024	8,595	295
2025	6,212	80
Thereafter	7,287	19
Total lease payments	51,056	2,717
Less: Interest	(4,365)	(285)
Present value of lease liabilities	$46,691	$2,432

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of the financial condition and results of operations of NV5 Global, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our,” “us,” or “NV5 Global”) should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended January 2, 2021, included in our Annual Report on Form 10-K. This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from the results those anticipated in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended January 2, 2021 and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Amounts presented are in thousands, except per share data.
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
Fiscal Year
    We operate on a "52/53 week" fiscal year ending on the Saturday closest to the calendar quarter end, and fiscal 2021 contains 52 weeks compared to fiscal 2020, which contained 53 weeks. As a result, the third quarter of fiscal 2021 ended October 2, 2021 included 13 weeks compared to the third quarter of fiscal 2020 ended October 3, 2020, which included 14 weeks.
Recent Acquisitions
We have completed five acquisitions during 2021 which are not material individually or in the aggregate. The aggregate purchase price of all five acquisitions is $43,777, including $24,476 of cash, $10,680 of promissory notes, $5,145 of our common stock, and potential earn-outs of up to $23,900 payable in cash and stock, which was recorded at an estimated fair value of $3,476. An option-based model was used to determine the fair value of the earn-outs, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2021 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.
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
Results of Operations
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Gross revenues	$185,553	$169,949	$518,151	$498,118
Direct costs	93,726	83,188	256,347	243,373
Gross profit	91,827	86,761	261,804	254,745
Operating expenses	72,877	72,523	214,746	220,164
Income from operations	18,950	14,238	47,058	34,581
Interest expense	(1,475)	(3,731)	(5,362)	(11,921)
Income tax expense	(4,902)	(2,753)	(10,005)	(6,215)
Net income	$12,573	$7,754	$31,691	$16,445

Three Months Ended October 2, 2021 Compared to the Three Months Ended October 3, 2020.
Gross Revenues
Our consolidated gross revenues increased by $15,604, or 9.2%, for the three months ended October 2, 2021 compared to the three months ended October 3, 2020. The increase in gross revenues was primarily due to incremental revenues of $9,004 from acquisitions completed since the third quarter of 2020 and increases in real estate transactional services of $7,806 and power delivery and utility services of $4,242. These increases were partially offset by decreases in our geospatial solution services of $1,435 and infrastructure of $1,713. We believe the decreases were primarily a result of contract delays in our geospatial services and the third quarter of 2021 having one less week compared to the third quarter of 2020.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 49.5% and 51.1% for the three months ended October 2, 2021 and October 3, 2020, respectively. The decrease in gross profit margin was primarily due to a change in the mix of work performed, as power delivery and utility services and real estate transactional services tend to be lower margin than geospatial services. As a percentage of gross revenues, other direct costs and sub-consultant services increased 0.8% and 4.0%, respectively. These increases were partially offset by decreases in direct salaries and wages as a percentage of gross revenues of 3.2%.
Operating expenses
Our operating expenses increased $354, or 0.5%, for the three months ended October 2, 2021 compared to the three months ended October 3, 2020. Expenses overall remained at similar levels to prior year as we benefited from scale.

    Interest Expense
Our interest expense decreased $2,256 for the three months ended October 2, 2021 compared to the three months ended October 3, 2020. The decrease in interest expense primarily resulted from the pay down of our Senior Credit Facility indebtedness and a lower interest rate.

    Income taxes
Our effective income tax rate was 28.1% and 26.2% for the three months ended October 2, 2021 and October 3, 2020, respectively. The increase in the effective tax rate was primarily the result of additional tax expense resulting from the reduction of federal tax credits of $452 during the three months ended October 2, 2021.

    Net income
Our net income increased $4,819, or 62.1%, for three months ended October 2, 2021 compared to three months ended October 3, 2020. The increase was primarily a result of an increase in gross profit of $5,066 and a decrease in interest expense of $2,256, partially offset by a higher effective income tax rate.
Nine Months Ended October 2, 2021 Compared to the Nine Months Ended October 3, 2020.
Gross Revenues
Our consolidated gross revenues increased by $20,033, or 4.0%, for the nine months ended October 2, 2021 compared to the nine months ended October 3, 2020. The increase in gross revenues was primarily due to increases in our power delivery and utility services of $23,322, incremental revenue of $20,133 from acquisitions completed since the beginning of fiscal 2020, and increases in real estate transactional services of $13,747. These increases were partially offset by decreases in our geospatial solution services of $17,711, infrastructure of $6,661, energy and technology services of $3,870, and hospitality-related services of $2,694. We believe the decreases were primarily a result of COVID-19 and contract delays in our geospatial services.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 50.5% and 51.1% for the nine months ended October 2, 2021 and October 3, 2020, respectively. The decrease in gross profit margin was primarily due to a change in the mix of work performed, as power delivery and utility services and real estate transactional services tend to be lower margin than geospatial services. As a percentage of gross revenues, other direct costs and sub-consultant services increased 1.3% and 1.4%, respectively. These increases were partially offset by decreases in direct salaries and wages as a percentage of gross revenues of 2.1%.

Operating expenses
Our operating expenses decreased $5,418, or 2.5%, for the nine months ended October 2, 2021 compared to the nine months ended October 3, 2020. The decrease in operating expenses primarily resulted from reduced labor costs of $1,695 and decreased intangible asset amortization expense of $1,484. The decrease in labor costs was primarily driven by a decrease in employees as compared to the prior year period, primarily driven by the COVID-19 pandemic.

    Interest Expense
Our interest expense decreased $6,559 for the nine months ended October 2, 2021 compared to the nine months ended October 3, 2020. The decrease in interest expense primarily resulted from the pay down of our Senior Credit Facility indebtedness and a lower interest rate.

    Income taxes
Our effective income tax rate was 24.0% and 27.4% for the nine months ended October 2, 2021 and October 3, 2020, respectively. The decrease in the effective rate was primarily the result of increased excess tax benefits from stock-based payments of $1,440, partially offset by tax expense resulting from the reduction of federal tax credits of $452 during the nine months ended October 2, 2021. The increase in excess tax benefits from stock-based payments resulted from the increase in our stock price.

    Net income
Our net income increased $15,246, or 92.7%, for nine months ended October 2, 2021 compared to nine months ended October 3, 2020. The increase was primarily a result of an increase in gross profit of $7,059 and a decrease in interest expense of $6,559.
Segment Results of Operations
The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Gross revenues
INF	$99,365	$94,693	$284,653	$265,515
BTS	51,381	39,861	133,804	119,610
GEO	34,807	35,395	99,694	112,993
Total gross revenues	$185,553	$169,949	$518,151	$498,118

Segment income before taxes
INF	$17,628	$19,482	$53,589	$48,078
BTS	$10,299	$5,944	$24,065	$16,772
GEO	$9,476	$7,998	$23,502	$22,297
For additional information regarding our reportable segments, see Note 15, Reportable Segments, of the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Three Months Ended October 2, 2021 Compared to Three Months Ended October 3, 2020
INF Segment
Our gross revenues from INF increased $4,672, or 4.9%, during the three months ended October 2, 2021 compared to the three months ended October 3, 2020. The increase in gross revenues is due to increases in our power delivery and utility services of $4,242.

Segment Income before Taxes from INF decreased $1,854, or 9.5%, during the three months ended October 2, 2021 compared to the three months ended October 3, 2020. The decrease was primarily due to decreased gross margins as a result of a change in the mix of work performed.
BTS Segment
Our gross revenues from BTS increased $11,520, or 28.9%, during the three months ended October 2, 2021 compared to the three months ended October 3, 2020. The increase in gross revenues was due to increases in our real estate transactional services of $7,806 and incremental revenues of $6,413 from acquisitions completed since the third quarter of 2020.
Segment Income before Taxes from BTS increased $4,355, or 73.3% during the three months ended October 2, 2021 compared to the three months ended October 3, 2020. The increase was primarily due to increased gross revenues.
GEO Segment
    Our gross revenues from GEO decreased $588, or 1.7%, during the three months ended October 2, 2021 compared to the three months ended October 3, 2020. The decrease was primarily a result of contract delays associated with the COVID-19 pandemic.
    Segment Income before Taxes from GEO increased $1,478, or 18.5%, during the three months ended October 2, 2021 compared to the three months ended October 3, 2020. The increase was primarily due to increased gross margins and decreased operating expenses. The decrease in operating expenses was primarily due to reduced labor costs driven by a decrease in employees as compared to the prior year period, primarily driven by the COVID-19 pandemic.
Nine Months Ended October 2, 2021 Compared to Nine Months Ended October 3, 2020
INF Segment
Our gross revenues from INF increased $19,138, or 7.2%, during the nine months ended October 2, 2021 compared to the nine months ended October 3, 2020. The increase in gross revenues is due to increases in our power delivery and utility services of $23,322 and incremental gross revenues of $4,231 from acquisitions completed since the beginning of fiscal 2020. These increases were partially offset by decreases in gross revenues from infrastructure of $6,661.
Segment Income before Taxes from INF increased $5,511, or 11.5%, during the nine months ended October 2, 2021 compared to the nine months ended October 3, 2020. The increase was primarily due to increased gross revenues.
BTS Segment
Our gross revenues from BTS increased $14,194, or 11.9%, during the nine months ended October 2, 2021 compared to the nine months ended October 3, 2020. The increase in gross revenues was due to increases in our real estate transactional services of $13,747 and incremental gross revenues of $11,267 from acquisitions completed since the beginning of fiscal 2020. These increases were partially offset by decreases in our energy and technology services of $3,870 and hospitality-related services of $2,694.
Segment Income before Taxes from BTS increased $7,293, or 43.5% during the nine months ended October 2, 2021 compared to the nine months ended October 3, 2020. The increase was primarily due to increased gross revenues.
GEO Segment
    Our gross revenues from GEO decreased $13,299, or 11.8%, during the nine months ended October 2, 2021 compared to the nine months ended October 3, 2020. The decreases were primarily a result of contract delays associated with the COVID-19 pandemic and weather delays during the first quarter of 2021.
    Segment Income before Taxes from GEO increased $1,205, or 5.4%, during the nine months ended October 2, 2021 compared to the nine months ended October 3, 2020. The increase was primarily due to increased gross margins and decreased operating expenses. The decrease in operating expenses was primarily due to reduced labor costs driven by a decrease in employees as compared to the prior year period, primarily driven by the COVID-19 pandemic.

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
Operating activities
Net cash provided by operating activities was $78,071 for the nine months ended October 2, 2021, compared to $72,419 during the nine months ended October 3, 2020. The increase was a result of the growth in our net income primarily driven by higher gross revenues and reduction of costs and changes in our working capital. The changes in our working capital that contributed to increased cash flows were primarily a result of decreased billed receivables of $8,639 driven by increased collections. These increases in cash flows from working capital were partially offset by decreases in advanced billings of $13,939 related to the timing of liquefied natural gas project billing cycles, and an increase of $6,331 in prepaid expenses and other assets primarily as a result of increased prepaid income taxes of $2,646 and increased other receivables of $1,307.
Investing activities
During the nine months ended October 2, 2021 and October 3, 2020, net cash used in investing activities totaled $29,440 and $8,171, respectively. The increase in cash used in investing activities was primarily a result of increased acquisition activity of $22,687, partially offset by decreases in property and equipment purchases of $1,628.
Financing activities

    Net cash flows provided by financing activities totaled $7,857 during the nine months ended October 2, 2021 compared to net cash flows used in financing activities of $32,051 during the nine months ended October 3, 2020. During the nine months ended October 2, 2021 the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 were converted into revolving commitments totaling $400,000 in the aggregate. An aggregate amount of $138,750 was drawn under the revolving commitment and we used the proceeds along with the $172,500 we received from our common stock public offering to make principal payments on our Senior Credit Facility of $283,832. We also made common stock public offering cost payments of $10,657 during the nine months ended October 2, 2021.
Financing
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), we amended and restated our Credit Agreement (the "Second A&R Credit Agreement"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of our subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. The Second A&R Credit Agreement also includes an accordion feature permitting us to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate.
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on our consolidated leverage ratio. As of October 2, 2021 our interest rate was 1.1%.
The Second A&R Credit Agreement contains financial covenants that requires us to maintain a consolidated net leverage ratio (the ratio of our pro forma consolidated net funded indebtedness to our pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.

    These financial covenants also require us to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of October 2, 2021, we were in compliance with the financial covenants.
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
The Amended A&R Credit Agreement limits the payment of cash dividends (together with certain other payments that would constitute a "Restricted Payment" within the meaning of the Amended A&R Credit Agreement and generally including dividends, stock repurchases and certain other payments in respect to warrants, options, and other rights to acquire equity securities), unless the Consolidated Leverage Ratio would be less than 3.25 to 1.00 and available liquidity (defined as unrestricted, domestically held cash plus revolver availability) would be at least $30,000, in each case after giving effect to such payment.
Total debt issuance costs incurred and capitalized in connection with the issuance of the Amended A&R Credit Agreement were $3,617. Total amortization of debt issuance costs was $571 and $1,024 during the three and nine months ended October 2, 2021, respectively, and $227 and $669 during the three and nine months ended October 3, 2020, respectively.
Other Obligations
We have aggregate obligations related to acquisitions of $8,598, $11,453, $5,440, $2,932, $640, and $640 due in the remainder of fiscal 2021, 2022, 2023, 2024, 2025, and 2026, respectively.
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
•the U.S. government and other governmental and quasi-governmental budgetary and funding approval process;
•the ongoing effects of the global COVID-19 pandemic;
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of October 2, 2021, there was $138,750 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $1,388 annually.
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
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended October 2, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, in March 2020 certain employees of the Company began working remotely. As a result of these changes to the working environment, the Company has not identified any material changes in the Company's internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
During the three months ended October 2, 2021, we issued the following securities that were not registered under the Securities Act:
In July 2021, we issued 7,847 shares of our common stock as partial consideration in an acquisition and in September 2021, we issued 6,723 shares of our common stock as partial consideration of another acquisition. These shares were issued in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
In August 2021, we issued 548 shares of our common stock as partial consideration of another acquisition. These shares were issued in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
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

NV5 GLOBAL, INC.

/s/ Edward Codispoti
Date: November 10, 2021	Edward Codispoti Chief Financial Officer (Principal Financial and Accounting Officer)