Form 10-K
period 2022-01-01
NV5 Global, Inc.
filed 2022-03-01
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.2 billion. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 23, 2022, there were 15,449,004 shares outstanding of the registrant’s common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2022 definitive Proxy Statement are incorporated by reference into Part III of this Form 10-K.

NV5 GLOBAL, INC.
FORM 10-K ANNUAL REPORT

Cautionary Statement about Forward Looking Statements
Our disclosure and analysis in this Annual Report on Form 10-K and in our 2021 Annual Report to Stockholders, including all documents incorporated by reference, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “project,” “may,” “might,” “should,” “would,” “will,” “likely,” “will likely result,” “continue,” “could,” “future,” “plan,” “possible,” “potential,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy” and other words and terms of similar meaning, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance.
Forward-looking statements are not historical factors and should not be read as a guarantee or assurance of future performance or results, and will not necessarily be accurate indications of the times at, or by, or if such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith beliefs, expectations and assumptions as of that time with respect to future events. Because forward-looking statements relate to the future, they are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals,
•changes in demand from the local and state government and private clients that we serve,
•any material outbreak or material escalation of international hostilities, including developments in the conflict involving Russia and the Ukraine and the economic consequences of related events such as the imposition of economic sanctions and resulting market volatility,
•changes in general domestic and international economic conditions such as inflation rates, interest rates, tax rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations,
•the U.S. government and other governmental and quasi-governmental budgetary and funding approval process,
•the ongoing effects of the global COVID-19 pandemic,
•our ability to successfully execute our mergers and acquisitions strategy, including the integration of new companies into our business,
•the possibility that our contracts may be terminated by our clients,
•our ability to win new contracts and renew existing contracts,
•competitive pressures and trends in our industry and our ability to successfully compete with our competitors,
•our dependence on a limited number of clients,
•our ability to complete projects timely, in accordance with our customers’ expectations, or profitability,
•our ability to successfully manage our growth strategy,
•our ability to raise capital in the future,
•the credit and collection risks associated with our clients,
•our ability to comply with procurement laws and regulations,
•changes in laws, regulations, or policies,
•weather conditions and seasonal revenue fluctuations may adversely impact our financial results,
•the enactment of legislation that could limit the ability of local, state and federal agencies to contract for our privatized services,

•our ability to complete our backlog of uncompleted projects as currently projected,
•the risk of employee misconduct or our failure to comply with laws and regulations,
•our ability to control, and operational issues pertaining to, business activities that we conduct with business partners and other third parties,
•our need to comply with a number of restrictive covenants and similar provisions in our senior credit facility that generally limit our ability to (among other things) incur additional indebtedness, create liens, make acquisitions, pay dividends and undergo certain changes in control, which could affect our ability to finance future operations, acquisitions or capital needs,
•significant influence by our principal stockholder and the existence of certain anti-takeover measures in our governing documents, and
•other factors identified throughout this Annual Report on Form 10-K, including those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”
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
References in this Annual Report on Form 10-K to “NV5 Global,” the “Company,” “we,” “us,” and “our” refer to NV5 Global, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I
ITEM 1.    BUSINESS
Overview
    NV5 Global is a provider of professional and technical engineering and consulting solutions to public and private sector clients in the infrastructure, utility services, construction, real estate, and environmental markets, operating nationwide and abroad. The Company's clients include the U.S. Federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to:

●	Utility services	●	MEP & technology engineering
●	LNG services	●	Commissioning
●	Engineering	●	Building program management
●	Civil program management	●	Environmental health & safety
●	Surveying	●	Real estate transaction services
●	Testing, inspection & consulting ("TIC")	●	Energy efficiency & clean energy services
●	Code compliance consulting	●	3D geospatial data modeling
●	Forensic engineering	●	Environmental & natural resources
●	Litigation support	●	Robotic survey solutions
●	Ecological studies	●	Geospatial data applications & software
As the needs of our clients have evolved and the Company has grown, we organized into three operating and reportable segments:
•Infrastructure ("INF"), includes our engineering, civil program management, utility services, and construction quality assurance, testing and inspection practices;
•Building, Technology & Sciences ("BTS"), includes our environmental health sciences, buildings and program management, and Mechanical, Electrical, and Plumbing ("MEP") & technology engineering practices; and
•Geospatial Solutions ("GEO"), includes our geospatial solution practices.
NV5 Global originally operated as "Nolte Associates, Inc." in California prior to its acquisition in 2010. The Company completed its initial public offering in March 2013 and has since expanded its scope and service offerings organically and through acquisitions. We are headquartered in Hollywood, Florida, and operate our business from over 112 locations in the U.S. and abroad. All of the Company's offices utilize its shared services platform, which consists of human resources, marketing, finance, information technology, legal, corporate development, and other resources. The platform is scalable and optimizes the performance and efficiency of our business as we grow. Our centralized shared services platform allows us to better manage our business through the application of universal financial and operational controls and procedures and increased efficiencies, and drives lower-cost solutions.
Our primary clients include the U.S. Federal, state, municipal, and local government agencies, and military and defense clients. We also serve quasi-public and private sector clients from the education, healthcare, utility services, and public utility industries, including schools, universities, hospitals, health care providers, insurance providers, large utility service providers, and large to small utility service producers.
During our 72 years in the engineering and consulting business, we have worked and continue to work with many clients including (in alphabetical order):

Airports	Commercial
Boston Logan Airport, MA	Bronx Zoo Astor Court Reconstruction, NY
Chicago O’Hare International Airport, IL	Cleveland Museum of Art, OH
Dallas Fort Worth International Airport, TX	Las Vegas City Hall, NV
Fort Lauderdale Hollywood International Airport, FL	Manhattan Waterfront Greenway Improvement, NY
JFK International Airport, NY	Massachusetts Division of Capital Asset Management, MA

McCarran International Airport, NV	Rose Bowl Stadium, CA
Miami International Airport, FL	The National World War II Museum, LA
Orlando International Airport, FL	Healthcare
San Diego International Airport, CA	Atrium Health, NC
Education and Public Institutions	Boston Children's Hospital, MA
Harvard University, MA	Cleveland Clinic, OH
Michigan State University, MI	Tufts Medical Center, MA
Princeton University, NJ	University of Kansas Medical Center, KS
Rutgers University, NJ	Military
Rice University, TX	Peterson Air Force Base, CO
Stanford University, CA	U.S. Department of Defense
University of San Diego, CA	U.S. Department of Veteran Affairs
University of Illinois, IL	Power and Utilities
University of Iowa, IA	Florida Power and Light, FL
University of Maryland, MD	Minnesota Power, MN
University of Massachusetts, MA	National Grid
University of Miami, FL	New York Power Authority, NY
University of Minnesota, MN	PECO Energy Company
University of North Carolina, NC	Portland General Electric, OR
University of Texas, TX	Potomac Electric Power Company
University of Utah, UT	Sabal Trail Transmission Company
Federal, State, Municipal and Local Government Agencies	San Diego Gas & Electric, CA
Broward County, FL	Southern California Gas Company, CA
California Department of Resources	Spectra Energy, TX
City of Albuquerque, NM	Transportation
City of Austin, TX	California Department of Transportation, or Caltrans, CA
City of Bakersfield, CA	California High Speed Rail, CA
City of Carlsbad, CA	Caldecott Tunnel
City of Colorado Springs, CO	Florida Department of Transportation
City of Fresno, CA	Illinois Department of Transportation
City of Miami, FL	Macau Light Rail System
City of Oceanside, CA	Massachusetts Port Authority
City of Philadelphia, PA	New Jersey Department of Transportation, NJ
City of Sacramento, CA	New Jersey Turnpike Authority, NJ
Imperial County, CA	New Mexico Department of Transportation
Kentucky Commonwealth Office of Technology	New York Department of Transportation, NY
Miami-Dade County, FL	North Carolina Department of Transportation
Minnesota Department of Natural Resources	Oregon Department of Transportation
Montana Department of Natural Resources and Conservation	Port Authority of New York and New Jersey
New York City Economic Development Corporation, NY	South Carolina Department of Transportation
New York Department of Environmental Protection	Utah Department of Transportation, UT
New York City Housing Authority, NY	Wisconsin Department of Transportation
North Carolina Department of Information Technology	Water
Oregon Geospatial Enterprise Office	California Department of Water Resources
Oregon LiDAR Consortium	Colorado Water Conservation Board
San Diego County, CA	Metropolitan Water District of Southern California, CA
Santa Clara County Government, CA	National Oceanic and Atmospheric Administration (NOAA)

U.S. Bureau of Land Management	Poseidon Desalination Plant, CA
U.S. Department of Homeland Security	South Florida Water Management District, FL
U.S. Environmental Protection Agency	Southwest Florida Water Management District
U.S. Geological Survey (USGS)
Washington Department of Natural Resources
Competitive Strengths
We believe we have the following competitive strengths:
Organizational structure that enhances client service. We operate our business using a flat vertical structure organized by service offerings rather than a matrix structure organized by geography, which is common among our competitors. Our structure ensures that clients have access to the entire platform of services we offer and the most highly qualified professionals within those service verticals, regardless of the location of the project. Our most skilled engineers and professionals in each service sector work directly with the clients requesting those services, which facilitates relationship-based interactions between our key employees and our clients and promotes long-term client relationships. In addition, our vertical structure encourages entrepreneurialism among our professionals.
Expertise in local markets. To support our vertical service model, we maintain over 112 locations in the United States and abroad. Each of our offices is staffed with licensed or certified professionals who understand the local and regional markets in which they serve. Our local professionals focus on client engagement within their local market while benefiting from the back-office support functions of our shared services platform.
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

Industry-recognized quality of service. We have developed a strong reputation for quality service based upon our industry-recognized depth of experience, ability to attract and retain quality professionals, expertise across multiple service sectors, and our commitment to strategic growth. During the past several years, we have received many industry awards and national rankings, including:

●	Engineering News-Record Top 500 Design Firms (#27 in 2021, #27 in 2020, #34 in 2019, and #45 in 2018)	●	Environmental Business Journal Achievement Award in Mergers & Acquisitions (2020 and 2013-2018)
●	Engineering News-Record Top 200 Environmental Firms (#72 in 2021, #92 in 2020, and #89 in 2019)	●	Environmental Business Journal Achievement Award in Technical Achievement (2021)
●	Engineering News-Record Top 20 Design Firm by Sector: Power List (#13 in 2021, #18 in 2020, and #20 in 2019)	●	Environmental Analyst Top 100 Environmental & Sustainability Consultancy Firms (#15 in 2021)
●	Engineering News-Record Top 20 Design Firm by Sector: Water List (#18 in 2021)	●	Environmental Business Journal's Top 600 Environmental Consulting & Engineering Firms (#46 in 2021)
●	Engineering News-Record Top 50 Designers in International Markets List (#50 in 2021)	●	Environmental Business Journal Achievement Award in Business Achievement - Large Firms (2020)
●	Engineering News-Record Top California Design Firms (#8 in 2021 and #9 in 2020)	●	Building Design + Construction Magazine's Top 70 Hotel Engineering Firms (#1 in 2019, #2 in 2018)
●	Zweig Group Hot Firm List - (#1 in 2020, 2019, 2018 and 2017)	●	American Consulting Engineers Council - New York Engineering Excellence Awards - 2018 Diamond Award for Freshkills Park Road Project
●	Building Design + Construction Magazine's Giants 300 Report - #8 (2021), #6 (2020), #5 (2019), and #9 (2018) Engineering/Architecture Firm	●	American General Contractors - New Mexico, 2018 Best Buildings Award for Gila Catwalk Trail
●	Consulting-Specifying Engineer Magazine Commissioning Giants List - (#19 in 2021, #10 in 2020, and #12 in 2019)	●	2018 Advisory Board at Harvard Graduate School of Design for Sustainable Infrastructure
●	Engineering News-Record Top 150 Global Firms - (#62 in 2021, #60 in 2020, #70 in 2019, and #87 in 2018)	●	American Consulting Engineers - New York Engineering Excellence Awards - 2018 Platinum Award for Coastal Resiliency in Broad Channel Project
●	Engineering News-Record Top 100 Pure Designers - (#14 in 2021, #13 in 2020, #18 in 2019, and #25 in 2018)	●	Environmental Business Journal Gold Achievement Award in Business Achievement (2018 and 2017)
●	Fortune Magazine's 100 Fastest Growing Firms List (2020, 2019 and 2018)	●	Consulting-Specifying Engineer Magazine MEP Giants List - (#18 in 2021, #19 in 2020, #17 in 2019, and #36 in 2018 )
●	Engineering News-Record Top 225 International Design Firms List (2021, 2020, 2019, and 2018)
Growth Strategies
We intend to pursue the following growth strategies as we seek to expand our market share and position ourselves as a preferred, single-source provider of professional, engineering and technical consulting services to our clients:
Seek strategic acquisitions to enhance or expand our services offerings. We seek acquisitions that allow us to expand or enhance our capabilities in existing service offerings, supplement existing service offerings with new, closely related service offerings, and expand the geographic footprint of our operations. In the analysis of new acquisitions, we pursue opportunities that provide the critical mass necessary to function as a profitable operation, that complement existing operations, and that have a strong potential for organic growth. We believe that expanding our business through strategic acquisitions will give us economies of scale in the areas of finance, human resources, marketing, administration, information technology, and legal, while also providing cross-selling opportunities among our service offerings. For information on our recent acquisitions, please refer to the “Recent Acquisitions” section included under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.
Continue to focus on public sector clients while building private sector client capabilities. We have historically derived the majority of our revenue from public and quasi-public sector clients. For the fiscal years 2021, 2020, and 2019, approximately 65%, 68%, and 68%, respectively, of our gross revenues was attributable to public and quasi-public sector clients. During unsteady economic periods, we have focused on public sector business opportunities resulting from public agency outsourcing. We are also positioned to address the challenges presented by the aging infrastructure system of the U.S., and the need to provide solutions for transportation, energy, water, and wastewater requirements. However, we also seek to obtain additional clients in the private sector, which typically experiences greater growth during times of economic expansion, by networking, participating in certain organizations, and monitoring private project databases. We will continue to pursue private sector clients when such opportunities present themselves. We believe our ability to service the needs of both public and private sector clients gives us the flexibility to seek and obtain engagements regardless of the current economic conditions.
Strengthen and support our human capital. Our experienced employees and management team are our most valuable resources. Attracting, training, and retaining key personnel has been and will remain critical to our success. To achieve our human capital goals, we intend to remain focused on providing our personnel with entrepreneurial opportunities to expand our business within their areas of expertise. Our leaders, managers, and employees are provided an opportunity to participate in our restricted stock plans. We believe stock ownership promotes a performance-driven, long-term focus that aligns employees' interests with the interests of other NV5 shareholders. We will continue to provide our personnel with personal and professional growth opportunities, including additional training, performance-based incentives such as opportunities for stock ownership, and other competitive benefits.
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
Infrastructure includes our engineering, civil program management, utility services, and construction quality assurance, testing and inspection practices.
Building, Technology & Sciences includes our environmental health sciences, buildings and program management, and MEP & technology engineering practices.
Geospatial Solutions includes our geospatial solution practices.
The GEO segment has been created to provide greater visibility regarding the operational and financial performance of the Geospatial business given the recent acquisition of QSI. The GEO segment is consistent with how the Company plans and allocates resources, manages its business, and assesses its performance.
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
Testing, Inspection, and Consulting
We provide testing, inspection, and consulting services with respect to diverse projects including professional sports stadiums, military facilities, cultural and performing arts centers, airports, hotels, hospitals and health care facilities, fire stations, major public and private universities, and K-12 school districts. We offer these services on an “a la carte” or integrated start-to-finish basis that is intended to guide a client through each phase of a construction project. Our testing, inspection and consulting services generally include site inspections, audits, and evaluations of materials and workmanship necessary to determine and document the quality of the constructed facility. Before a project commences, we offer our clients a variety of assessment services, including environmental, geotechnical, and structural suitability. We perform these pre-construction evaluations in order to help detect any potential problems with the proposed site that could prevent or complicate the successful completion of the project. In addition, we evaluate the onsite building conditions and recommend the best methods and materials for site preparation, excavation, and building foundations.
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
Our services include:
Construction materials testing and engineering services. We provide materials testing services related to concrete, steel, and other structural materials used in construction. We are equipped to provide these services in fabrication plants, in our laboratories, and at the project or construction site itself. Our field personnel work directly under the supervision of licensed engineers and maintain individual licenses and certifications in their respective areas of expertise. All our in-house laboratories are inspected routinely by agencies including or similar to the Cement and Concrete Reference Laboratory (“CCRL”) of the National Institute of Standards and Measures. In addition, our laboratories participate in proficiency programs conducted by the CCRL and the American Association of State Highway & Transportation Officials.
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
Buildings, Technology & Sciences
Buildings
Mechanical, Electrical, and Plumbing Design. We design integrated facilities that reduce capital, energy, maintenance, and operations costs and use technologies to virtualize the building process and improve collaboration.
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
Energy Performance, Management, and Optimization. We assist building owners and operations in the reduction of both energy and operational costs. We help our clients to identify and implement energy performance strategies that improve operating efficiency and reduce greenhouse gas emissions, which entails load shaping and efficiency, fuel switching, aggregation, cogeneration and other renewable energy alternatives. Our energy performance services include energy master planning, energy assessments, integrated management of energy supply and demand, renewable energy, smart grid systems, cogeneration, load response strategies and systems, energy modeling and energy star. We expect demand for these services to rise as a focus on energy efficiency services at our federal government and private sector clients has grown strong in recent years.
Climate Change and Reducing CO2 Emissions. We believe our business plays an important role in the drive to lower CO2 emissions. We are committed to reducing CO2 emissions by helping our clients achieve their goals for a sustainable and socially-responsible future by offering services that include certifying sustainable development, improving energy efficiency of buildings, supporting decarbonization, and designing clean, efficient buildings.
Building Program Management. We provide services for vertical construction projects, including project controls and Building Information Modeling ("BIM") services. The construction and program management phase includes plan review, bid and award assessment, monitoring services for active construction sites, scheduling assistance, drawing review, permit, approval and review processing, contractor, designer and agency coordination, cost control management, progress payment management, change order administration, compliance inspections, and evaluation of cost reduction methods.
We provide program management services, which primarily consist of pre-construction and construction consulting services that assist in owners' representation. Our program management services are not at-risk services; they are performed under a unit price fee arrangement, which is not outcome-based.
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
Environmental Services
The environmental services we offer include occupational health, safety, and environmental consulting and testing as well as environmental transactional services. More specifically, our experts investigate and analyze environmental conditions both outside and inside a building, and recommend corrective measures and procedures needed to comply with workplace occupational health and safety programs. Our occupational health and safety services include workplace safety audits, ergonomics studies, emergency preparedness plans and response services, and workplace monitoring in regulated industries. We also specialize in the provision of radiation exposure and protection services, as well as nuclear safety and industrial hygiene analyses. We have actively expanded NV5's nationwide capabilities in recent years to support our clients' environmental and sustainability initiatives, including sustainable infrastructure, clean energy, energy efficiency, environmental compliance, and water and natural resource management.
Additional environmental services include hydrogeological modeling and environmental programs that assist our public agencies and private industry clients in compliance with U.S. Federal, state, and local requirements for groundwater resource assessments, water resource planning, monitoring and environmental management of wastewater facilities, solid waste landfill investigations, permitting and compliance, storm water pollution, environmental impact statement support, agricultural waste management and permitting, and wetland evaluations.

Geospatial Solutions
Our geospatial solutions include a full spectrum of geospatial data analytic capabilities that leverage leading-edge remote sensing technology and proprietary solutions. More specifically, our proprietary and analytic solutions include autonomous solutions, subscription software, automated enrichment, proprietary algorithms, and cloud-based data engagement. We provide remote sensing and data analytics to enable asset management, reliability and maintainability of assets, safety, and predictive modeling. To take advantage of this growth market, during fiscal year 2019 we acquired QSI, a provider of geospatial solutions for government and commercial applications and in fiscal 2021 we acquired Geodynamics expanding our deep-water geospatial capabilities. Geodynamics sonar-based geospatial capabilities, coupled with our existing nearshore and shallow-water riverine geospatial offerings, expands our marine solutions strategy and provides us with a competitive advantage for multi-solution, hydrographic survey projects.
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
In addition, our geospatial mapping services includes topobathymetric nearshore analytics in analyzing nearshore underwater terrain (too shallow for sonar and not visible with topographic LiDAR). This service provides government agencies with data used in coastal management, floodplain analysis, environmental ecology, and hydrological resource management. We believe that climate change, extreme weather incidents, and water conservation efforts combine to make the data and services we provide invaluable to agencies that utilize these data sets produced by our geospatial mapping services. The addition of Geodynamics gives us an established presence in the oceanic geospatial sector to support projects related to offshore wind power, sea level rise, shoreline mapping, underwater habitat modeling, and nautical charting.
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
We primarily seek acquisitions that allow us to expand or enhance our capabilities in our existing service offerings, to supplement our existing service offerings with new, closely related service offerings, or expand our service area geographically. We pursue opportunities that provide the platform to function as a profitable stand-alone operation and are profitable with strong potential for organic growth. Acquisition targets must have an experienced management team that is compatible with our culture and thoroughly committed to our strategic direction. We believe we add value to the operations of our acquisitions by providing superior corporate marketing and sales support, cash management, financial controls, information technology, risk management and human resources support through a performance optimization process. Our performance optimization process, which was developed by our executives through their extensive experience acquiring and integrating companies, entails a review of both back office and operational functions to, among other things, identify how to improve:
•Inefficiencies related to the delivery of our services to customers,
•Performance of a new acquisition through the integration of personnel into our organization,
•Risk management of a new acquisition,
•Integration of technology and shared services platforms, and
•Cross-selling opportunities to create synergies within our service offerings.
For more information on our recent acquisitions, refer to the “Recent Acquisitions” section included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6, Business Acquisitions, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Key Clients and Projects
We currently serve approximately 11,115 clients. Our ten largest clients accounted for approximately 28% of our gross revenues during the year ended January 1, 2022. No individual client represented more than 10% of our gross revenues during the years 2021, 2020 or 2019. Although we serve a highly diverse client base, during the years 2021, 2020, and 2019 approximately 65%, 68% and 68%, respectively, of our gross revenues was attributable to public and quasi-public sector clients.
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
We have observed a trend in the engineering and consulting industry which has shifted client relationships away from project-specific engagements and toward long-term, multi-project relationships. This shift requires that service providers commit considerable resources toward maintaining client relationships, including dedicating both technical and marketing resources tailored to the specific client’s needs. We are committed to maintaining our client relationships by remaining responsive to our clients’ needs and continuing to offer a broad range of quality service offerings and value-added solutions.
Human Capital Resources
Our experienced employees and management team are our most valuable resources and we are committed to attracting, motivating, and retaining top professionals to service our clients. As of January 1, 2022, we had 3,428 employees, including 3,139 full-time employees, which includes 814 licensed engineers and other professionals. To date, we have been able to locate and engage highly qualified employees as needed and do not currently expect our growth efforts to be constrained by a lack of qualified personnel. We consider our employee relations to be good.
Our success is directly related to the satisfaction, growth, and development of our employees. We strive to offer a work environment where employee unique characteristics and opinions are valued and one that provides our employees the opportunities to use and augment their professional skills. To achieve our human capital goals, we intend to remain focused on providing our personnel with entrepreneurial opportunities to expand our business within their areas of expertise and continue to provide our personnel with personal and professional growth. In addition to salaries, we also provide a 401(k)-retirement plan, healthcare and insurance benefits, health savings accounts, paid time off, and various services and tools to support our employees' health and wellness. Our leaders, managers, and employers are provided an opportunity to participate in our restricted stock plans. We emphasize a number of measures and objectives in managing our human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development, and training, diversity and inclusion, and compensation and pay equity.
We believe in supporting our employees’ health and well-being. Our goal is to assist employees in making informed decisions about their health by providing the tools and resources necessary to succeed in a healthier lifestyle. Our wellness program incorporates wellness activities, such as an annual physical, additional fitness activities, coaching and wellness challenges to support those lifestyle goals. The program is rewards based and employees are offered specific incentives for participation.
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
NV5 fosters a strong corporate culture that promotes high standards of ethics and compliance for our businesses, including policies that set forth principles to guide employee, officer, director, and vendor conduct, such as our Code of Business Conduct and Ethics. We maintain a whistleblower policy and anonymous hotline for the confidential reporting of any suspected policy violations or unethical business conduct on the part of our businesses, employees, officers, directors, or vendors and provide training and education to our global workforce with respect to our Code of Business Conduct and Ethics and anti-corruption and anti-bribery policies.
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
We believe our principal publicly listed and private company competitors include the following firms (in alphabetical order): AECOM Technology Corporation (NYSE: ACM), AMEC plc (LSE: AMEC), Bureau Veritas (PAR: BVI), Hill International, Inc. (NYSE: HIL), Intertek Group plc (LSE:ITRK), Jacobs Engineering Group Inc. (NYSE: J), Stantec Inc. (TSE: STN), Tetra Tech, Inc. (NASDAQ: TTEK), Willdan Group (NASDAQ: WLDN), Leidos (NYSE: LDOS), Dewberry, POWER Engineers, Burns & McDonnell, and TRC Companies, Inc.
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
Insurance and Risk Management
We maintain insurance covering professional liability and claims involving bodily injury, property and economic loss. We consider our present limits of coverage, deductibles, and reserves to be adequate. Whenever possible, we endeavor to eliminate or reduce the risk of loss on a project using quality assurance and control, risk management, workplace safety, and other similar methods.
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
Regulation
We are regulated in a number of fields in which we operate. We contract with various U.S. governmental agencies and entities. When working with U.S. governmental agencies and entities, we must comply with laws and regulations relating to the formation, administration, and performance of contracts. These laws and regulations contain terms that, among other things:
•require certification and disclosure of all costs or pricing data in connection with various contract negotiations,
•impose procurement regulations that define allowable and unallowable costs and otherwise govern our right to reimbursement under various cost-based U.S. government contracts, and
•restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
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

Available Information
We use our website www.nv5.com as a channel of distribution of information about NV5 Global, although information contained on our website is not part of, or incorporated into, this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our corporate governance documents, including our code of conduct and ethics, are also available on our website. In this Annual Report on Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC and will be available, free of charge, on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available on our website.
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
•We derive a majority of our gross revenues from public and quasi-public governmental agencies.
•We face business disruption and related risks resulting from the ongoing effects of the novel coronavirus 2019 (COVID-19) pandemic.
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
•Our use of the percentage-of-completion method of revenue recognition requires that we estimate costs to be incurred under long-term contracts. Incorrect estimates could result in a reduction or reversal of previously recorded revenue and profits.
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
•U.S. and global economic uncertainties may adversely impact our operating results.
•Unanticipated catastrophic events may adversely impact our business operations.
•We are highly dependent on information technology - system failures and breaches could significantly affect us.
•Cyber security breaches of our systems and information technology could adversely impact our ability to operate.
Risks Related to Our Indebtedness
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
Risks Related to Our Operations
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
The state of California has historically been and is a key geographic region for our business, as approximately 26%, 28%, and 27% of our gross revenues during fiscal years 2021, 2020, and 2019, respectively, came from California-based projects. Ongoing uncertainty as to the timing and accessibility of budgetary funding, changes in state funding allocations to local agencies and municipalities, or other delays in purchasing for, or commencement of, projects may have a negative impact on our gross revenues and net income.
We derive a majority of our gross revenues from public and quasi-public governmental agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.
During fiscal 2021, approximately 65% of our gross revenues was attributable to public and quasi-public sector clients. A significant amount of our revenues are derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.
The demand for our government-related services is generally driven by the level of government program funding. Accordingly, the success and further development of our business depends, in large part, upon the continued funding of these government programs and upon our ability to obtain contracts and perform well under these programs. There are several factors that could materially affect our government contracting business, including the following:
•changes in and delays or cancellations of government programs, requirements, or appropriations,
•budget constraints or policy changes resulting in delay or curtailment of expenditures related to the services we provide,
•re-competes of government contracts,
•the timing and amount of tax revenue received by federal, state, and local governments, and the overall level of government expenditures,
•curtailment in the use of government contracting firms,
•delays associated with insufficient numbers of government staff to oversee contracts,
•the increasing preference by government agencies for contracting with small and disadvantaged businesses, including the imposition of set percentages of prime and subcontracts to be awarded to such businesses for which we would not qualify,
•competing political priorities and changes in the political climate with regard to the funding or operation of the services we provide,
•the adoption of new laws or regulations affecting our contracting relationships with the federal, state, or local governments,
•a dispute with, or improper activity by, any of our subcontractors, and
•general economic or political conditions.
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
    The spread of COVID-19 across the world resulted in the Director General of the World Health Organization declaring the outbreak of COVID-19 as a global pandemic in March 2020. The continued global spread of the COVID-19 pandemic - including the recent discovery of variant strains of the virus - and the responses thereto are complex and rapidly evolving, and the extent to which the pandemic impacts our business, financial condition, and results of operations, including the duration and magnitude of such impacts, will depend on numerous evolving factors that we may not be able to accurately predict or assess. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in this Annual Report on Form 10-K, which in turn could materially adversely affect our business, financial condition and results of operations. There may be other adverse consequences to our business, financial condition and results of operations from the spread of COVID-19 that we have not considered or have not become apparent. As a result, we cannot assure you that if COVID-19 continues to spread, it would not have a further adverse impact on our business, financial condition and results of operations.

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
Our business depends on our ability to win new contracts and renew existing contracts with private and public sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors. These factors include market conditions, financing arrangements, prevailing interest rates, and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required government approvals, we may not be able to pursue particular projects, which could adversely affect our profitability.
Our inability to win or renew government contracts during regulated procurement processes or preferences granted to certain bidders for which we would not qualify could harm our operations and significantly reduce or eliminate our profits.
Government contracts are awarded through a regulated procurement process. The U.S. Federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as indefinite delivery/indefinite quantity (“IDIQ”) contracts, which generally require those contractors who have previously been awarded the IDIQ to engage in an additional competitive bidding process before a task order is issued. The increased competition may require us to make sustained efforts to reduce costs to realize revenue and profits under government contracts. If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted. The U.S. Federal government has also increased its use of IDIQs in which the client qualifies multiple contractors for a specific program and then awards specific task orders or projects among the qualified contractors. As a result, new work awards tend to be smaller and of shorter duration, since the orders represent individual tasks rather than large, programmatic assignments. In addition, the U.S. government has announced its intention to scale back outsourcing of services in favor of “insourcing” jobs to its employees, which could reduce our revenue. Moreover, even if we are qualified to work on a government contract, we may not be awarded certain contracts because of existing government policies designed to protect small businesses and underrepresented minority contractors. The federal government has announced specific statutory goals regarding awarding prime and subcontracts to small businesses, women-owned small businesses, and small disadvantaged businesses, which may obligate us to involve such businesses as subcontractors with respect to these contracts at lower margins than when we use our own professionals. While we are unaware of any reason why our status as a public company would negatively impact our ability to compete for and be awarded government contracts, our inability to win or renew government contracts during regulated procurement processes or as a result of the policies pursuant to which these processes are implemented could harm our operations and significantly reduce or eliminate our profits.
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
Our ten largest clients accounted for approximately 28% of our gross revenues during the fiscal year ended January 1, 2022. The loss of, or reduction in orders from, these large clients could have a material adverse effect on our business, financial condition, and results of operations.
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
Lump-sum contracts typically require the performance of all the work under the contract for a specified lump-sum fee, subject to price adjustments if the scope of the project changes or unforeseen conditions arise. During fiscal 2021, 2020, and 2019, approximately 44%, 45%, and 31% of our revenue was recognized under lump-sum contracts. Lump-sum contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform, and economic or other changes that may occur during the contract period. Losses under lump-sum contracts could adversely impact our results of operations.
If our clients delay in paying or fail to pay amounts owed to us, our business operations and financial results may be adversely impacted.
Our accounts receivable are a significant asset on our balance sheet. While we take steps to evaluate and manage the credit risks relating to our clients, economic downturns, prevailing interest rates, or other events can adversely affect the markets we serve and our clients' ability to pay, which could reduce our ability to collect amounts due from clients. If our clients delay in paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, results of operations, and financial condition.
If we extend a significant portion of our credit to clients in a specific geographic area or industry, we may experience disproportionately high levels of collection risk and nonpayment if those clients are adversely affected by factors particular to their geographic area or industry.
Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. We face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. Our ten largest clients accounted for approximately 28% of our gross revenues during fiscal 2021, although no individual client represented more than 10% of our gross revenues during fiscal years 2021, 2020, or 2019. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our ability to collect our receivables and, ultimately, our revenues and results of operations.

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
Our use of the percentage-of-completion method of revenue recognition requires that we estimate costs to be incurred under long-term contracts. Incorrect estimates could result in a reduction or reversal of previously recorded revenue and profits.
During fiscal 2021, 2020, and 2019, approximately 44%, 45%, and 31% of our revenues were associated with contracts accounting for using the percentage-of-completion method of revenue recognition. Our use of percentage-of-completion accounting requires that revenue and profit be recognized ratably over the life of the contract based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, including the achievement of award fees as well as the impact of change orders and claims, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. The uncertainties inherent in the estimating process make it possible for actual costs to vary materially from initial and updated estimates.
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
To prepare financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”), management is required to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions could affect the reported values of assets, liabilities, revenue, and expenses as well as disclosures of contingent assets and liabilities. For example, we recognize a portion of revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:
•the application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders, and contract claims,
•provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors, and others,
•value of goodwill and recoverability of other intangible assets, and
•valuations of assets acquired and liabilities assumed in connection with business combinations.
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
The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. The rate at which we utilize our workforce is affected by a number of factors, including:
•our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees,
•our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces,
•our ability to manage attrition,
•our need to devote time and resources to training, business development, professional development, and other non-chargeable activities, and
•our ability to match the skill sets of our employees to the needs of the marketplace.

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
We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities. However, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities and as such, we may incur liabilities that exceed or that are excluded from our insurance coverage or for which we are not insured. Although we currently have insurance coverage to help offset the financial impacts of future legal proceedings, investigations, and disputes, there can be no assurance that we will be able to obtain coverage at a cost-effective rate in the future.
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
Our failure to implement and comply with our safety program may adversely impact our operations.
Our safety program is a fundamental element of our overall approach to risk management and the implementation of the safety program is significant to our clients. We maintain an enterprise-wide group of health and safety professionals to help ensure that the services we provide are delivered safely and in accordance with standard work processes. Unsafe job sites and office environments have the potential to increase employee turnover, the cost of a project to our clients and our operating costs as well as expose us to types and levels of risk that are fundamentally unacceptable. The implementation of our safety processes and procedures are monitored by various agencies and rating bureaus and may be evaluated by certain clients in cases in which safety requirements have been established in our contracts. We may be adversely affected if we fail to meet these requirements or do not properly implement and comply with our safety program.

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
U.S. and global economic uncertainties and specific conditions in the markets we address may adversely impact our operating results.
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
Unanticipated catastrophic events may adversely impact our business operations.
Our business operations may be adversely impacted by force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters as well as the outbreak or escalation of military hostilities or terrorist attacks. Such events could result in the closure of offices, interruption of projects, and the relocation of employees. We typically remain obligated to perform our services after a terrorist attack or natural disaster unless the contract contains a force majeure clause that relieves us of our contractual obligations. If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our business operations.
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
We rely on information technology systems, networks, and infrastructure in managing our day-to-day operations. Despite cyber-security measures already in place, our information technology systems, networks and infrastructure may be vulnerable to deliberate attacks or unintentional events that could interrupt or interfere with their functionality or the confidentiality of our information. Our inability to effectively utilize our information technology systems, networks and infrastructure, and protect our information could adversely affect our business.
Cyber security breaches of our systems and information technology could adversely impact our ability to operate.
We need to protect our own internal trade secrets and other business confidential information from disclosure. We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to our and our clients' proprietary or classified information. As a result of the developing conflict between Russia and the Ukraine, in February 2022 the U.S. Cybersecurity and Infrastructure Security Agency issued a "Shields Up" alert for American organizations noting the potential for Russia’s cyber-attacks on Ukrainian government and critical infrastructure organizations to impact organizations both within and beyond the U.S., particularly in the wake of sanctions imposed by the United States and its allies. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue as cyber security threats have been rapidly evolving in sophistication and becoming more prevalent in the industry.
Risks Related to Our Indebtedness
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
Our credit agreement contains a number of significant covenants that impose operating and other restrictions on us and our subsidiaries. Such restrictions affect or could affect, and in many respects limit or prohibit, among other things, our ability and the ability of certain of our subsidiaries to:
•incur additional indebtedness,
•create liens,
•pay dividends and make other distributions in respect of our equity securities,
•redeem our equity securities,
•enter into certain lines of business,
•make certain investments or certain other restricted payments,
•sell certain kinds of assets,
•enter into certain types of transactions with affiliates, and
•undergo a change in control or effect certain mergers or consolidations.
In addition, our credit agreement also requires us to comply with a consolidated fixed charge coverage ratio and consolidated leverage ratio. Our ability to comply with these ratios may be affected by events beyond our control.

These restrictions could limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans and could adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.
A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under the credit agreement. If an event of default occurs, the lenders under the credit agreement could elect to:
•declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable,
•require us to apply all of our available cash to repay the borrowings, or
•prevent us from making debt service payments on certain of our borrowings.
If we were unable to repay or otherwise refinance these borrowings when due, the lenders under the credit agreement could sell the collateral securing the credit agreement, which constitutes a significant majority of our subsidiaries' assets.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our credit agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though any amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of January 1, 2022, we had $98.8 million outstanding under the credit agreement. We may determine to enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in the future in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.
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
A key part of our growth strategy is to acquire other companies that complement our service offerings or broaden our technical capabilities and geographic presence. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts. For example:
•we may not be able to identify suitable acquisition candidates or acquire additional companies on acceptable terms,
•we may pursue international acquisitions, which inherently pose more risk than domestic acquisitions,
•we compete with others to acquire companies, which may result in decreased availability of, or increased price for, suitable acquisition candidates,
•we may not be able to obtain the necessary financing on favorable terms, or at all, to finance any of our potential acquisitions,
•we may ultimately fail to consummate an acquisition even if we announce that we plan to acquire a company, and
•acquired companies may not perform as we expect, and we may fail to realize anticipated revenue and profits.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“2017 Tax Reform”), which significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 35% to 21%; limiting the deductibility of interest expense; implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Future acquisitions could be impacted by this change if we choose to structure future acquisitions by means of incurring indebtedness as opposed to issuing equity. Future acquisitions may be impacted by future tax changes.
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
Our inability to successfully integrate future acquisitions could impede us from realizing all the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of the combining companies may result in unanticipated problems, expenses, liabilities, and competitive responses, and may cause our stock price to decline. The difficulties of integrating an acquisition include, among others:
•unanticipated issues in integration of information, communications, and other systems,
•unanticipated incompatibility of logistics, marketing, and administration methods,
•maintaining employee morale and retaining key employees,
•integrating the business cultures of both companies,
•preserving important strategic client relationships,
•consolidating corporate and administrative infrastructures and eliminating duplicative operations, and
•coordinating geographically separate organizations.
In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings, or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Further, acquisitions may also cause us to:
•issue securities that would dilute our current stockholders’ ownership percentage,
•use a substantial portion of our cash resources,
•increase our interest expense, leverage, and debt service requirements if we incur additional debt to pay for an acquisition,
•assume liabilities, including environmental liabilities, for which we do not have indemnification from the former owners or have indemnification that may be subject to dispute or concerns regarding the creditworthiness of the former owners,
•record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential impairment charges,
•experience volatility in earnings due to changes in contingent consideration related to acquisition liability estimates,
•incur amortization expenses related to certain intangible assets,
•lose existing or potential contracts as a result of conflict-of-interest issues;
•incur large and immediate write-offs, or
•become subject to litigation.
If we are not able to successfully manage our growth strategy, our business operations and financial results may be adversely affected.
Our expected future growth presents numerous managerial, administrative, and operational challenges. Our ability to manage the growth of our operations will require us to continue to improve our management information systems and our other internal systems and controls. In addition, our growth will increase our need to attract, develop, motivate, and retain both our management and professional employees. The inability of our management to effectively manage our growth or the inability of our employees to achieve anticipated performance could have a material adverse effect on our business.

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
We must comply with and are affected by U.S. Federal, state, local, and foreign laws and regulations relating to the formation, administration, and performance of government contracts. For example, we must comply with defective-pricing clauses found within the Federal Acquisition Regulation (“FAR”), the Truth in Negotiations Act, Cost Accounting Standards (“CAS”), the Services Contract Act, and the U.S. Department of Defense security regulations, as well as many other rules and regulations. In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting, and anti-fraud measures, as well as many other regulations in order to maintain our government contractor status. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct, and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud, or other improper activities. Government agencies routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts and cost structure and evaluate compliance with applicable laws, regulations, and standards. In addition, during the course of its audits, such agencies may question our incurred project costs. If such agencies believe we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the agency auditor may recommend to our U.S. government corporate administrative contracting officer that it disallow such costs. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that such government audits will not result in a material disallowance for incurred costs in the future. In addition, government contracts are subject to a variety of other requirements relating to the formation, administration, performance, and accounting for these contracts. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation. Any interruption or termination of our government contractor status could reduce our profits and revenue significantly.
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
Mr. Dickerson Wright, our Chairman and Chief Executive Officer, beneficially owned 1,817,735 shares, or approximately 11.8% of our common stock on a fully diluted basis as of February 23, 2022. Accordingly, Mr. Wright has the power to significantly influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including decisions regarding mergers, going private transactions, and other extraordinary transactions, and to significantly influence the terms of any of these transactions. Although Mr. Wright owes our stockholders certain fiduciary duties as a director and an executive officer, Mr. Wright could take actions to address his own interests, which may be different from those of our other stockholders.
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
As of January 1, 2022, we have registered an aggregate of 2,421,731 shares of common stock reserved under Registration Statements on Form S-8 and we may file additional Registration Statements on Form S-8 to register additional shares reserved under our equity incentive plan or employee stock purchase plan. Issuance of shares of common stock pursuant to our equity incentive plan or employee stock purchase plan may have a dilutive effect on our common stock. Also, all shares issued pursuant to a Registration Statement on Form S-8 can be freely sold in the public market upon issuance, subject to restrictions on our affiliates under Rule 144 promulgated by the SEC under the Securities Act of 1933, as amended. If a large number of these shares are sold in the public market, the sales may be viewed negatively by the market and adversely affect the market price of our common stock.

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
ITEM 3.    LEGAL PROCEEDINGS.
For a description of our material pending legal proceedings, please see Note 14, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Holders
Our common stock is listed on the Nasdaq Capital Market under the symbol NVEE. As of February 23, 2022, there were 2,735 holders of record of our common stock. These numbers do not include beneficial owners whose shares are held in “street name.”
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
Recent Sales of Unregistered Securities
All sales of unregistered securities during the year ended January 1, 2022 were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K except as follows (amounts in thousands, except share data):
In February 2021, we agreed to issue $1,000 of additional shares of our common stock as partial consideration of an acquisition based on the then-current market price on the first and second anniversaries of the closing date. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
In May 2021, we agreed to issue up to $550 of additional shares of our common stock as partial consideration of an acquisition based on the then-current market price on the first and second anniversaries of the closing date. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
In August 2021, we agreed to issue up to $600 of additional shares of our common stock as partial consideration of an acquisition based on the then-current market price on the first and second anniversaries of the closing date. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
In December 2021, we sold 7,750 shares of our common stock and agreed to issue up to $600 of additional shares of our common stock based on the then-current market price as partial consideration in an acquisition on the first and second anniversaries of the closing date. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
In December 2021, we agreed to issue $800 of additional shares of our common stock as partial consideration of another acquisition based on the then-current market price on the first and second anniversaries of the closing date. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
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

	Fiscal Year Ended
Statements of Operations Data	January 1, 2022	January 2, 2021	December 28, 2019	December 29, 2018	December 30, 2017
	(in thousands, except per share data)

Gross revenues	$706,706	$659,296	$508,938	$418,081	$333,034

Direct costs:
Salaries and wages	175,047	176,865	153,023	132,922	103,011
Sub-consultant services	124,998	107,602	79,598	62,218	50,171
Other direct costs	47,347	40,291	30,935	21,537	14,598
Total direct costs	347,392	324,758	263,556	216,677	167,780

Gross profit	359,314	334,538	245,382	201,404	165,254

Operating expenses:
Salaries and wages, payroll taxes and benefits	176,838	176,816	128,558	102,221	86,222
General and administrative	53,986	50,214	42,656	31,713	26,747
Facilities and facilities related	20,193	21,280	17,145	14,401	12,589
Depreciation and amortization	39,953	42,079	25,816	17,384	13,128
Total operating expenses	290,970	290,389	214,175	165,719	138,686

Income from operations	68,344	44,149	31,207	35,685	26,568

Interest expense	(6,239)	(15,181)	(2,275)	(1,966)	(1,935)

Income before income tax expense	62,105	28,968	28,932	33,719	24,633
Income tax expense	(14,958)	(7,950)	(5,176)	(6,863)	(627)
Net income	$47,147	$21,018	$23,756	$26,856	$24,006

Basic earnings per share	$3.34	$1.70	$1.96	$2.44	$2.36
Diluted earnings per share	$3.22	$1.65	$1.90	$2.33	$2.23

Weighted average common shares outstanding:
Basic	14,135,333	12,362,786	12,116,185	10,991,124	10,178,901
Diluted	14,656,381	12,713,075	12,513,034	11,506,466	10,777,806

Balance Sheet Data	January 1, 2022	January 2, 2021	December 28, 2019	December 29, 2018	December 30, 2017
Cash and cash equivalents	$47,980	$64,909	$31,825	$40,739	$18,751
Total assets	$961,943	$881,175	$893,137	$439,421	$305,780
Long-term debt, including current portion	$131,796	$307,522	$358,187	$51,684	$70,447
Total equity	$624,720	$394,069	$355,963	$317,542	$180,097

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
Fiscal Year
We operate on a "52/53 week" fiscal year ending on the Saturday closest to December 31st (whether or not in the following calendar year), with interim calendar quarters ending on the Saturday closest to the end of such calendar quarter (whether or not in the following calendar quarter). As a result, fiscal 2021 and 2019 included 52 weeks compared to fiscal 2020, which included 53 weeks.
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
Revenue Recognition
In accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), we recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.
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
Our performance obligations are satisfied as work progresses or at a point in time. Gross revenues from services transferred to customers over time accounted for 90%, 92%, and 90% of our revenues during fiscal years 2021, 2020, and 2019, respectively. For our cost-reimbursable contracts, revenue is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it depicts the transfer of control to the customer which occurs as we incur costs on its contracts. Contract costs include labor, sub-consultant services, and other direct costs. Gross revenue from services transferred to customers at a point in time accounted for 10%, 8%, and 10% of our revenues during fiscal years 2021, 2020, and 2019, respectively. Revenue from these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed.

Contract modifications are common in the performance of our contracts. Contracts modified typically result from changes in scope, specifications, design, performance, sites, or period of completion. In most cases, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.
Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses and others are recorded on the cumulative catch-up basis in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment. During fiscal years 2021, 2020, and 2019 the cumulative catch-up adjustment for contract modifications was not material.
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
On August 1, 2021, we conducted our annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses, we determined the fair value of each of the reporting units exceeded its carrying value and therefore, there was no goodwill impairment. There were no indicators, events or changes in circumstances that would indicate goodwill impairment for the period from August 2, 2021 through January 1, 2022.

Identifiable intangible assets primarily include customer backlog, customer relationships, trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events or changes in circumstances that would indicate intangible assets were impaired during fiscal 2021.
In connection with an acquisition of a business, we record identifiable intangible assets acquired at their respective fair values as of the date of acquisition. The corresponding fair value estimates for these assets acquired include projected future cash flows, associated discount rates used to calculate present value, asset life cycles, and customer retention rates. We use an independent valuation specialist to assist in determining the estimated fair values of assets acquired and liabilities assumed. The fair value calculated for intangible assets may change during the finalization of the purchase price allocation due to the estimates and assumptions used in determining their fair value. As a result, we may adjust the provisional amounts recorded for certain items as part of the purchase price allocation subsequent to the acquisition, not to exceed one year after the acquisition date, until the purchase accounting allocation is finalized. During 2020, we finalized the QSI purchase price allocation reported at December 28, 2019 to account for updates to assumptions and estimates related to the fair value of the trade name, customer relationships, and customer backlog. As a result, we determined the QSI trade name is a finite-lived asset that will be amortized over a two-year period and the fair value was decreased by $54,313. Additionally, the fair value of QSI's customer relationships and customer backlog increased $6,605 and $811, respectively.
Recent Acquisitions
The aggregate value of all consideration for our acquisitions consummated during 2021, 2020 and 2019 was approximately $100,729, $1,949, and $369,879, respectively. The net assets acquired during 2021, 2020 and 2019 were $54,695, $1,425, and $166,637, respectively, while the gross revenues associated with these acquisitions (from their respective dates of acquisition) were $29,965, $851 and $42,127, respectively.
2021 Acquisitions
We completed eight acquisitions during 2021. The aggregate purchase price of all eight acquisitions is $100,729, including $69,475 of cash, $19,334 of promissory notes, $6,787 of our common stock, and potential earn-outs of up to $25,700 payable in cash and stock, which was recorded at an estimated fair value of $5,133. An option-based model was used to determine the fair value of the earn-outs, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2021 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.
2020 Acquisitions
We completed one acquisition during 2020 which was not material. The aggregate purchase price was $1,949, including $882 of cash, $500 in promissory note, $312 of our common stock, and $255 in additional contingent payments. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed we performed a fair value assessment.
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
We completed eight other acquisitions during 2019. The aggregate purchase price of the eight acquisitions was $51,451, including $39,547 of cash, $9,300 of promissory notes, $1,600 of our common stock, and potential earn-outs of up to $2,700 payable in cash and stock, which was recorded at an estimated fair value of $1,004. An income-based model was used to determine the fair value of the earn-outs, which utilizes a probability weighted approach. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we engaged an independent third-party valuation specialist to assist in the determination of fair values.
Secondary Offering
On March 10, 2021, we priced an underwritten public offering of 1,612,903 shares of our common stock (the "Firm Shares") at a price of $93.00 per share. The shares were sold pursuant to an effective registration statement on Form S-3 (Registration No. 333-237167). In addition, we also granted the underwriters a 30-day option to purchase 241,935 additional shares (the "Option Shares") of our common stock at the public offering price. On March 15, 2021, we closed on the Firm Shares, for which we received net proceeds of approximately $140,693 after deducting the underwriting discount and estimated offering expenses payable by us. On April 13, 2021, the underwriters exercised the Option Shares and we received net proceeds of $21,150 after deducting the underwriting discount and estimated offering expenses payable by us.
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
•Building, Technology & Sciences ("BTS") – includes our environmental health sciences, buildings and program management, and MEP & technology engineering practices; and
•Geospatial Solutions ("GEO") – includes our geospatial solution practices.

The GEO segment has been created to provide greater visibility regarding the operational and financial performance of QSI. The GEO segment structure is consistent with how we plan and allocate resources, manage our business, and assess our performance. The change in our segment reporting was not material to fiscal 2019 segment financial results. As such, fiscal 2019 segment financial results were not retrospectively revised.
For additional information regarding our reportable segments, see Note 18, Reportable Segments, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has significantly impacted global stock markets and economies. We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our customers and employees. Some of our services have been affected, primarily our Geospatial segment, real estate transactional services and hospitality-related services. In particular, due to COVID-19 restrictions, some of our casino and hotel projects have been delayed. As U.S. and international economies reopen and with increased vaccine availability, our real estate transactional services have recovered, however we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. We intend to continue to monitor the impact of COVID-19 pandemic on our business closely.

Components of Income and Expense
Revenues
We enter into contracts with our clients that contain two principal types of pricing provisions, representing a percentage of total revenue as shown below:

	2021	2020	2019
Cost Reimbursable	90%	92%	90%
Fixed-unit Price	10%	8%	10%
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
Revenues from engineering services are recognized in accordance with the accrual basis of accounting. Revenues under cost-reimbursable contracts are recognized when services are performed or on the percentage-of-completion method. Revenues recognized on the percentage-of-completion method are generally measured by the direct costs incurred to date as compared to estimated costs incurred and represents approximately 44%, 45%, and 31% of revenues recognized during 2021, 2020 and 2019, respectively. Revenues from fixed-unit price contracts are recognized at a point in time.
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
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Fiscal Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Gross revenues	$706,706	$659,296	$508,938
Direct costs	347,392	324,758	263,556
Gross profit	359,314	334,538	245,382
Operating expenses	290,970	290,389	214,175
Income from operations	68,344	44,149	31,207
Interest expense	(6,239)	(15,181)	(2,275)
Income tax expense	(14,958)	(7,950)	(5,176)
Net income	$47,147	$21,018	$23,756

    Fiscal year ended January 1, 2022, compared to fiscal year ended January 2, 2021
Gross Revenues
Our consolidated gross revenues increased by $47,410, or 7% in 2021 compared to 2020. The increase in gross revenues was primarily due to incremental gross revenues of $31,073 from acquisitions completed since the beginning of 2020 and increases in power delivery and utility services of $27,542 and real estate transactional services of $17,092. These increases were partially offset by decreases in our geospatial solution services of $18,586 and infrastructure of $5,353. We believe the decreases were primarily a result of contract delays in our geospatial services and fiscal 2021 having one less week compared to fiscal 2020.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 50.8% and 50.7% in 2021 and 2020, respectively. The increase in gross profit margin was primarily due to a change in the mix of work performed. As a percentage of gross revenues, direct salaries and wages decreased 2.1%. This decrease was partially offset by increases in sub-consultant services and other direct costs as a percentage of gross revenues of 1.4% and 0.6%, respectively.
Operating expenses
Our operating expenses increased $581 in 2021 compared to 2020. The increase was primarily due to increases in general and administrative expense of $3,772 as a result of increased acquisition-related expenses and other professional fees. These increases were partially offset by decreases in depreciation and amortization expense of $2,126 as a result of decreased intangible asset amortization and a decrease in facilities and facilities related expense of $1,087 as a result of decreased rent expense.

Interest Expense
Our interest expense decreased $8,942 in 2021 compared to 2020. The decrease in interest expense primarily resulted from the pay down of our Senior Credit Facility indebtedness and a lower interest rate.
Income taxes
Our consolidated effective income tax rate was 24.1% and 27.4% in 2021 and 2020, respectively. The lower effective income tax rate is primarily due to an increase in excess tax benefits from stock-based payments in 2021 as compared to 2020. See Note 17, Income Taxes, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further detail of income tax expense.
Net income
Our net income increased $26,129, or 124%, in 2021 compared to 2020 primarily as a result of an increase in gross profit of $24,776 and a decrease in interest expense of $8,942, partially offset by an increase in income tax expense of $7,008.
For comparison of 2020 to 2019, see "Results of Operations - Consolidated Results of Operations" under Item 7 of Part II in our Annual Report on Form 10-K for the year ended January 2, 2021 filed with the SEC on March 3, 2021, which discussion is expressly incorporated herein by reference thereto.
Segment Results of Operations
The following tables set forth summarize financial information concerning our reportable segments (dollars in thousands):

	Fiscal Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Gross revenues
INF	$383,725	$352,965	$331,161
BTS	185,995	157,432	177,777
GEO	136,986	148,899	—
Total gross revenues	$706,706	$659,296	$508,938

Segment income before taxes
INF	$71,838	$62,574	$54,583
BTS	$35,221	$21,091	$28,138
GEO	$33,027	$30,013	$—
For additional information regarding our reportable segments, see Note 18, Reportable Segments, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Fiscal year ended January 1, 2022, compared to fiscal year ended January 2, 2021
INF Segment.
Our gross revenues from INF increased $30,760, or 9%, in 2021 compared to 2020. The increase in gross revenues was primarily due to increases in our power delivery and utility services of $27,542 and incremental gross revenues of $5,852 from acquisitions completed since the beginning of fiscal 2020. These increases were partially offset by decreases in gross revenues from infrastructure of $5,353. We believe the decrease in infrastructure gross revenue was primarily a result of fiscal 2021 having one less week compared to fiscal 2020.
Segment Income before Taxes from INF increased $9,264, or 15%, in 2021 compared to 2020. The increase was primarily due to increased gross revenues.

BTS Segment.
Our gross revenues from BTS increased $28,563, or 18%, in 2021 compared to 2020. The increase in gross revenues was primarily due to incremental gross revenues of $18,147 from acquisitions completed since the beginning of fiscal 2020 and increases in our real estate transactional services of $17,092.
Segment Income before Taxes from BTS increased $14,130, or 67%, in 2021 compared to 2020. The increase was primarily due to increased gross revenues.
GEO Segment.
Our gross revenues from GEO decreased $11,913, or 8%, in 2021 compared to 2020. The decrease was primarily a result of federal contract delays associated with the COVID-19 pandemic.
Segment Income before Taxes from GEO increased $3,014, or 10%, in 2021 compared to 2020. The increase was primarily due to increased gross margins and decreased operating expenses. The decrease in operating expenses was primarily due to reduced labor costs driven by a decrease in work force and benefit from scale compared to the prior year period.
For comparison of 2020 to 2019, see "Results of Operations - Segment Results of Operations" under Item 7 of Part II in our Annual Report on Form 10-K for the year ended January 2, 2021, filed with the SEC on March 3, 2021, which discussion is expressly incorporated herein by reference thereto.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, borrowing capacity under our Senior Credit Facility, and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, and acquisition expenditures. We believe our sources of liquidity, including cash flow from operations, existing cash and cash equivalents and borrowing capacity under our Senior Credit Facility will be sufficient to meet our projected cash requirements for at least the next twelve months. We will monitor our capital requirements thereafter to ensure our needs are in line with available capital resources and believe that there are no significant cash requirements currently known to us and affecting our business that cannot be met from our reasonably expected future operating cash flows, including upon the maturity of the Senior Credit Facility in 2026. .
Operating activities
Net cash provided by operating activities was $101,442 in 2021 compared to $96,009 in 2020. The increase was a result of the growth in our net income primarily driven by higher gross revenues partially offset by changes in our working capital. The changes in our working capital that contributed to decreased cash flows were primarily a result of decreases in advanced billings of $17,654 primarily related to timing of liquefied natural gas project billing cycles, an increase in unbilled receivables of $14,569, and an increase of $9,472 in prepaid expenses and other assets primarily as a result of increased prepaid income taxes of $5,243. These decreases in cash flows from working capital were offset by decreased billed receivables of $16,269 driven by increased collections.
Investing activities
During 2021 and 2020, net cash used in investing activities totaled $80,259 and $9,067, respectively. The increase in cash used in investing activities was primarily a result of an increase in cash paid for acquisitions of $67,113 and increases in property and equipment purchases of $4,048.
Financing activities
Cash flows used in financing activities in 2021 was $38,112 compared to $53,858 in 2020. During 2021 the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 were converted into revolving commitments totaling $400,000 in the aggregate. An aggregate amount of $138,750 was drawn under the revolving commitment and we used the proceeds along with the $172,500 we received from our common stock public offering to make principal payments on our Senior Credit Facility of $323,832. We also made common stock public offering cost payments of $10,657 during 2021.
For comparison of 2020 to 2019 cash flows, see "Liquidity and Capital Resources - Cash Flows” under Item 7 of Part II in our Annual Report on Form 10-K for the year ended January 2, 2021 filed with the SEC on March 3, 2021, which discussions are expressly incorporated herein by reference thereto.
Financing
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), we amended and restated our Credit Agreement (the "Second A&R Credit Agreement"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of our subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of our assets. The Second A&R Credit Agreement also includes an accordion feature permitting us to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate.
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on our consolidated leverage ratio. As of January 1, 2022 our interest rate was 1.4%.
The Second A&R Credit Agreement contains financial covenants that require us to maintain a consolidated net leverage ratio (the ratio of our pro forma consolidated net funded indebtedness to our pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
These financial covenants also require us to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of January 1, 2022, we were in compliance with the financial covenants.

    The Second A&R Credit Agreement contains covenants that may have the effect of limiting our ability to, among other things, merge with or acquire other entities, enter into a transaction resulting in a Change in Control, create certain new liens, incur certain additional indebtedness, engage in certain transactions with affiliates, or engage in new lines of business or sell a substantial part of their assets. The Second A&R Credit Agreement also contains customary events of default, including (but not limited to) a default in the payment of principal or, following an applicable grace period, interest, breaches of our covenants or warranties under the Second A&R Credit Agreement, payment default or acceleration of certain indebtedness, certain events of bankruptcy, insolvency or liquidation, certain judgments or uninsured losses, changes in control and certain liabilities related to ERISA based plans.
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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $1,210, $896, and $131 during 2021, 2020, and 2019, respectively.

Other Obligations
We have aggregate obligations related to acquisitions of $19,509, $9,549, $3,888, $640, and $640 due in fiscal 2022, 2023, 2024, 2025, and 2026, respectively. As of January 1, 2022, our average interest rate on other outstanding obligations was 2.5%.
Recently Issued Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 3, Recently Issued Accounting Pronouncements, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes for acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of January 1, 2022, there was $98,750 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $988 in 2021.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NV5 Global, Inc.
Hollywood, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NV5 Global, Inc. and subsidiaries (the "Company") as of January 1, 2022 and January 2, 2021, the related consolidated statements of net income and comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended January 1, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition – Percentage of Completion – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company recognizes lump-sum contract revenue over the contract term (“over time”) as the work progresses, which is as services are rendered, because transfer of control to the customer is continuous. The Company’s revenues from lump-sum contracts are recognized on the percentage-of-completion method, based primarily on contract costs incurred to date compared to total estimated costs. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs and profit for each performance obligation. Direct costs are recognized as incurred, and revenues are determined by adding a proportionate amount of the estimated profit to the amount reported as direct costs. For the year ended January 1, 2022, revenue was $706.7 million, of which approximately $309.6 million relates to lump-sum contracts.

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
–Evaluated the estimates of total cost and profit by:

–Evaluating management’s ability to achieve the estimates of total cost and profit by performing corroborating inquiries with the Company’s finance managers, project managers and engineers, and comparing the estimates to management’s work plans, project budgets, and change orders, as applicable.

–Comparing hours incurred subsequent to fiscal year end to the remaining hours management estimated as of fiscal year end.

–Comparing management’s estimates for the selected contracts to costs and profits of similar performance obligations, when applicable.

–Tested the mathematical accuracy of management’s calculation of revenue for each performance obligation.

•We evaluated management’s ability to estimate total costs and profits accurately by comparing actual costs and profits to management’s historical estimates for performance obligations that have been fulfilled.

/s/ Deloitte & Touche LLP

Miami, Florida
March 1, 2022

We have served as the Company’s auditor since 2015.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 1, 2022	January 2, 2021
Assets
Current assets:
Cash and cash equivalents	$47,980	$64,909
Billed receivables, net	153,814	142,705
Unbilled receivables, net	89,734	74,458
Prepaid expenses and other current assets	12,442	6,804
Total current assets	303,970	288,876
Property and equipment, net	32,729	27,011
Right-of-use lease assets, net	44,260	43,607
Intangible assets, net	188,224	174,931
Goodwill	389,916	343,796
Other assets	2,844	2,954
Total Assets	$961,943	$881,175

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,954	$39,989
Accrued liabilities	50,461	45,325
Billings in excess of costs and estimated earnings on uncompleted contracts	29,444	24,962
Other current liabilities	1,551	380
Current portion of contingent consideration	5,807	1,334
Current portion of notes payable and other obligations	20,734	24,196
Total current liabilities	163,951	136,186
Contingent consideration, less current portion	2,521	1,066
Other long-term liabilities	34,304	38,737
Notes payable and other obligations, less current portion	111,062	283,326
Deferred income tax liabilities, net	25,385	27,791
Total liabilities	337,223	487,106

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 15,414,005 and 13,270,131 shares issued and outstanding as of January 1, 2022 and January 2, 2021, respectively	154	133
Additional paid-in capital	451,754	268,271
Retained earnings	172,812	125,665
Total stockholders’ equity	624,720	394,069
Total liabilities and stockholders’ equity	$961,943	$881,175
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Fiscal Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Gross revenues	$706,706	$659,296	$508,938

Direct costs:
Salaries and wages	175,047	176,865	153,023
Sub-consultant services	124,998	107,602	79,598
Other direct costs	47,347	40,291	30,935
Total direct costs	347,392	324,758	263,556

Gross profit	359,314	334,538	245,382

Operating expenses:
Salaries and wages, payroll taxes and benefits	176,838	176,816	128,558
General and administrative	53,986	50,214	42,656
Facilities and facilities related	20,193	21,280	17,145
Depreciation and amortization	39,953	42,079	25,816
Total operating expenses	290,970	290,389	214,175

Income from operations	68,344	44,149	31,207

Interest expense	(6,239)	(15,181)	(2,275)

Income before income tax expense	62,105	28,968	28,932
Income tax expense	(14,958)	(7,950)	(5,176)
Net income and comprehensive income	$47,147	$21,018	$23,756

Earnings per share:
Basic	$3.34	$1.70	$1.96
Diluted	$3.22	$1.65	$1.90

Weighted average common shares outstanding:
Basic	14,135,333	12,362,786	12,116,185
Diluted	14,656,381	12,713,075	12,513,034
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance, December 29, 2018	12,550,711	$126	$236,525	$80,891	$317,542
Stock-based compensation	—	—	10,430	—	10,430
Restricted stock issuance, net	234,805	2	(2)	—	—
Stock issuance for acquisitions	55,656	1	3,510	—	3,511
Payment of contingent consideration with common stock	11,185	—	724	—	724
Net income	—	—	—	23,756	23,756
Balance, December 28, 2019	12,852,357	129	251,187	104,647	355,963
Stock-based compensation	—	—	14,955	—	14,955
Restricted stock issuance, net	373,684	4	(4)	—	—
Stock issuance for acquisitions	38,846	—	1,855	—	1,855
Payment of contingent consideration with common stock	5,244	—	278	—	278
Net income	—	—	—	21,018	21,018
Balance, January 2, 2021	13,270,131	133	268,271	125,665	394,069
Stock-based compensation	—	—	16,301	—	16,301
Restricted stock issuance, net	226,736	2	(2)	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(580)	—	(52)	—	(52)
Stock issuance for acquisitions	60,680	—	5,203	—	5,203
Proceeds from secondary offering, net of costs	1,854,838	19	161,824	—	161,843
Payment of contingent consideration with common stock	2,200	—	209	—	209
Net income	—	—	—	47,147	47,147
Balance, January 1, 2022	15,414,005	$154	$451,754	$172,812	$624,720
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Cash flows from operating activities:
Net income	$47,147	$21,018	$23,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,971	45,488	25,816
Non-cash lease expense	10,191	9,469	9,410
Provision for doubtful accounts	1,243	4,311	1,239
Stock-based compensation	16,301	14,955	10,430
Change in fair value of contingent consideration	2,333	—	(216)
(Gain) loss on disposals of property and equipment	(1,102)	(462)	21
Deferred income taxes	(7,007)	(13,064)	(6,634)
Amortization of debt issuance costs	1,210	896	131
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	2,677	(13,592)	5,140
Unbilled receivables	(12,573)	1,996	(11,807)
Prepaid expenses and other assets	(4,792)	4,680	(3,599)
Accounts payable	8,181	3,367	534
Accrued liabilities	(12,507)	(4,865)	(7,315)
Income taxes payable	—	—	(2,697)
Billings in excess of costs and estimated earnings on uncompleted contracts	4,005	21,659	(4,322)
Other current liabilities	1,164	153	13
Net cash provided by operating activities	101,442	96,009	39,900

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(67,995)	(882)	(348,375)
Proceeds from sale of assets	1,639	1,670	—
Purchase of property and equipment	(13,903)	(9,855)	(2,625)
Net cash used in investing activities	(80,259)	(9,067)	(351,000)

Cash flows from financing activities:
Borrowings from Senior Credit Facility	138,750	—	330,457
Proceeds from common stock offering	172,500	—	—
Payments of borrowings from Senior Credit Facility	(323,832)	(36,625)	(10,000)
Payments on notes payable	(12,516)	(15,207)	(13,393)
Payments of contingent consideration	(1,329)	(1,579)	(1,202)
Payments of common stock offering costs	(10,657)	—	—
Payments of debt issuance costs	(976)	(447)	(3,676)
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(52)	—	—
Net cash (used in) provided by financing activities	(38,112)	(53,858)	302,186

Net (decrease) increase in cash and cash equivalents	(16,929)	33,084	(8,914)
Cash and cash equivalents – beginning of period	64,909	31,825	40,739
Cash and cash equivalents – end of period	$47,980	$64,909	$31,825
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,909	$15,623	$1,218
Cash paid for income taxes	$26,270	$19,748	$16,215

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$5,133	$255	$1,641
Notes payable and other obligations issued for acquisitions	$21,837	$500	$10,044
Stock issuance for acquisitions	$5,203	$1,855	$3,511
Finance leases	$376	$1,244	$1,084
Payment of contingent consideration and other obligations with common stock	$209	$278	$724
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
NV5 Global, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Global”) is a provider of professional and technical engineering and consulting solutions to public and private sector clients in the infrastructure, utility services, construction, real estate, and environmental markets, operating nationwide and abroad. The Company’s clients include the U.S. Federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to:

●	Utility services	●	MEP & technology engineering
●	LNG services	●	Commissioning
●	Engineering	●	Building program management
●	Civil program management	●	Environmental health & safety
●	Surveying	●	Real estate transaction services
●	Testing, inspection, & consulting (TIC)	●	Energy efficiency & clean energy services
●	Code compliance consulting	●	3D geospatial data modeling
●	Forensic engineering	●	Environmental & natural resources
●	Litigation support	●	Robotic survey solutions
●	Ecological studies	●	Geospatial data applications & software

Impact of COVID-19 on Our Business
The COVID-19 pandemic has significantly impacted global stock markets and economies. The Company is closely monitoring the impact of the outbreak of COVID-19 on all aspects of its business, including how it will impact the Company's customers and employees. Some of the Company's services were affected, primarily its Geospatial segment, real estate transactional services and hospitality-related services. In particular, due to COVID-19 restrictions, some of the Company's casino and hotel projects have been delayed. As U.S. and international economies reopen and with increased vaccine availability, real estate transactional services have recovered, however the Company is unable to predict the ultimate impact that it may have on its business, future results of operations, financial position, or cash flows. The extent to which the Company's operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. The Company intends to continue to monitor the impact of COVID-19 pandemic on its business closely.
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
Fiscal Year
Effective March 7, 2017, the Audit Committee of our Board of Directors and the Board of Directors approved a change in our fiscal year-end and financial accounting cycle. Beginning January 1, 2017, the Company commenced reporting its financial results on a 52/53 week fiscal year ending on the Saturday closest to December 31st (whether or not in the following calendar year), with interim calendar quarters ending on the Saturday closest to the end of such calendar quarter

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(whether or not in the following calendar quarter). As a result, fiscal 2021 and 2019 included 52 weeks compared to fiscal 2020, which included 53 weeks.
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
Concentration of Credit Risk
Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. However, 26%, 28% and 27% of the Company’s gross revenues for fiscal years 2021, 2020, and 2019, respectively, are from California-based projects. The Company did not have any clients representing more than 10% of our gross revenues during 2021, 2020 or 2019. During fiscal years 2021, 2020, and 2019 approximately 65%, 68% and 68%, respectively, of our gross revenues was attributable to the public and quasi-public sector. Management continually evaluates the creditworthiness of these and future clients and provides for bad debt reserves as necessary.
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
The Company considers cash and cash equivalents, accounts receivable, accounts payable, income taxes payable, accrued liabilities and debt obligations to meet the definition of financial instruments. As of January 1, 2022 and January 2,

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
2021, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, income taxes payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
Fair Value of Acquisitions
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
Property and equipment balances are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. During fiscal years 2021, 2020 and 2019, no impairment charge relating to property and equipment was recognized.
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
During fiscal years 2021, 2020 and 2019, no impairment charge relating to goodwill and intangible assets was recognized. See Note 9, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.
Revenue Recognition
The Company utilizes the contract method under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), which allows companies to account for contracts on a contract by contract basis. For the Company's time and materials contracts, it applies the as-invoiced practical expedient, which permits us to recognize revenue as the right to invoice for services performed.
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
The Company’s performance obligations are satisfied as work progresses or at a point in time. Revenue on the Company's cost-reimbursable contracts is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it depicts the transfer of control to the customer. Contract costs include labor, sub-consultant services, and other direct costs. Gross revenues from services transferred to customers over time accounted for 90%, 92%, and 90% of the Company’s revenues during fiscal years 2021, 2020 and 2019, respectively.
Gross revenues recognized under lump-sum contracts were $309,624, $297,116, and $158,806 during the fiscal years 2021, 2020 and 2019, respectively.
Gross revenues from services transferred to customers at a point in time is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed. Gross revenue from services transferred to customers at a point in time accounted for 10%, 8%, and 10% of the Company’s revenues during fiscal years 2021, 2020 and 2019, respectively.
As of January 1, 2022, the Company had $749,009 of remaining performance obligations, of which $627,601 is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in performance obligations. Performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
Contract modifications are common in the performance of our contracts. Contracts modified typically result from changes in scope, specifications, design, performance, sites, or period of completion. In most cases, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.
Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses and others are recorded on the cumulative catch-up basis in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment. During fiscal years 2021, 2020, and 2019 the cumulative catch-up adjustment for contract modifications was not material.
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
In certain circumstances, the contract may allow for billing terms that result in the cumulative amounts billed in excess of revenues recognized. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. During fiscal 2021, the Company performed services and recognized $23,616 of revenue related to its contract liabilities that existed as of January 2, 2021.
Advertising
Advertising costs are charged to expense in the period incurred and amounted to $895, $940 and $939 during fiscal years 2021, 2020 and 2019, respectively, which are included in General and Administrative Expenses on the accompanying Consolidated Statements of Net Income and Comprehensive Income.
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
Reference Rate Reform
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
Accounting Pronouncements Not Yet Adopted
Business Combinations
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). This ASU improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. This ASU requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of ASU 2021-08 is permitted, including adoption in an interim period. The standard should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the impact of ASU 2021-08 and does not expect it will have a material impact to its financial statements.
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
The weighted average number of shares outstanding in calculating basic earnings per share during fiscal years 2021, 2020 and 2019 exclude 777,683, 763,183 and 642,677 non-vested restricted shares, respectively. During fiscal 2021 and 2020, there were 7,448 and 12,588 weighted average securities which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met. There were no potentially anti-dilutive securities during fiscal year 2019.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share during fiscal years 2021, 2020 and 2019:

	Fiscal Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Numerator:
Net income – basic and diluted	$47,147	$21,018	$23,756

Denominator:
Basic weighted average shares outstanding	14,135,333	12,362,786	12,116,185
Effect of dilutive non-vested restricted shares and units	498,116	303,622	319,674
Effect of issuable shares related to acquisitions	22,932	46,667	77,175
Diluted weighted average shares outstanding	14,656,381	12,713,075	12,513,034

Note 5 – Stockholders' Equity
Secondary offering
On March 10, 2021, the Company priced an underwritten public offering of 1,612,903 shares of its common stock (the "Firm Shares") at a price of $93.00 per share. The shares were sold pursuant to an effective registration statement on Form S-3 (Registration No. 333-237167). In addition, the Company also granted the underwriters a 30-day option to purchase 241,935 additional shares (the "Option Shares") of its common stock at the public offering price. On March 15, 2021, the Company closed on the Firm Shares, for which it received net proceeds of approximately $140,693 after deducting the underwriting discount and estimated offering expenses payable by the Company. On April 13, 2021, the underwriters exercised the Option Shares and the Company received net proceeds of $21,150 after deducting the underwriting discount and estimated offering expenses payable by the Company.
Note 6 – Business Acquisitions
2021 Acquisitions
The Company completed eight acquisitions during 2021. The aggregate purchase price of all eight acquisitions is $100,729, including $69,475 of cash, $19,334 of promissory notes, $6,787 of the Company's common stock, and potential earn-outs of up to $25,700 payable in cash and stock, which was recorded at an estimated fair value of $5,133. An option-based model was used to determine the fair value of the earn-outs, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2021 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.
2020 Acquisitions
The Company completed one acquisition during 2020 which was not material. The aggregate purchase price was $1,949, including $882 of cash, $500 in promissory note, $312 of the Company's common stock, and $255 in additional contingent payments. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed the Company performed a fair value assessment.
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
The Company completed eight other acquisitions during 2019. The aggregate purchase price of the eight acquisitions was $51,451, including $39,547 of cash, $9,300 of promissory notes, $1,600 of the Company's common stock, and potential earn-outs of up to $2,700 payable in cash and stock, which was recorded at an estimated fair value of $1,004. An income-based model was used to determine the fair value of the earn-outs, which utilizes a probability weighted approach. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition dates for acquisitions closed during fiscal years 2021, 2020, and 2019:

	2021	2020	2019
	Total	Total	QSI	Other	Total
Cash	$1,480	$—	$6,894	$75	$6,969
Billed and unbilled receivables, net	17,733	1,439	42,523	18,726	61,249
Right-of-use assets	2,932	—	6,131	—	6,131
Property and equipment	3,741	28	15,718	2,163	17,881
Prepaid expenses	587	33	2,612	997	3,609
Other assets	13	28	2,075	1,048	3,123
Intangible assets:
Customer relationships	36,407	237	71,314	10,541	81,855
Trade name	2,098	30	4,234	1,365	5,599
Customer backlog	3,860	56	7,646	1,409	9,055
Developed technology	—	—	32,944	—	32,944
Other	4,456	5	—	814	814
Total Assets	$73,307	$1,856	$192,091	$37,138	$229,229
Liabilities	(14,091)	(345)	(23,698)	(8,222)	(31,920)
Deferred tax liabilities	(4,521)	(86)	(27,221)	(3,451)	(30,672)
Net assets acquired	$54,695	$1,425	$141,172	$25,465	$166,637

Consideration paid (Cash, Notes and/or stock)	$95,596	$1,694	$318,428	$50,447	$368,875
Contingent earn-out liability (Cash and stock)	5,133	255	—	1,004	1,004
Total Consideration	$100,729	$1,949	$318,428	$51,451	$369,879
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$46,034	$524	$177,256	$25,986	$203,242
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
The consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of businesses acquired from their respective dates of acquisition for fiscal years 2021, 2020, and 2019.

	2021	2020	2019
Gross revenues	$29,965	$851	$42,127
Income before income taxes	$5,167	$31	$3,170
General and administrative expense for fiscal years 2021, 2020 and 2019 included $3,274, $856 and $1,492, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.
The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for fiscal years 2021, 2020, and 2019 as if the 2021 acquisitions had occurred at the beginning of fiscal year 2020 and the 2019 acquisitions had occurred at the beginning of fiscal year 2019. The pro forma information provided below is compiled from the pre-acquisition financial information and includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been if the acquisitions and related financing transactions had occurred on the date assumed, nor are they indicative of future results of operations.

	Fiscal Years Ended
	2021	2020	2019
Gross revenues	$757,276	$720,039	$677,109
Net income	$49,965	$22,774	$16,728
Basic earnings per share	$3.53	$1.83	$1.38
Diluted earnings per share	$3.41	$1.78	$1.34
Adjustments were made to the 2021 and 2020 pro forma results to adjust amortization of intangible assets to reflect fair value of identified assets acquired, to record the effects of promissory notes issued, and to record the income tax effect of these adjustments. Adjustments were made to the 2019 pro forma results to exclude acquisition-related costs incurred by NV5 Global and QSI. Adjustments were also made to adjust amortization of intangible assets to reflect fair value of identified assets acquired, to record the effects of extinguishing the debt of QSI and replacing it with the debt of NV5 Global, and to record the income tax effect of these adjustments.
The 2020 acquisition was not material to the Company's consolidated financial statements and is not included in the pro forma results.
Note 7 – Billed and Unbilled Receivables
Billed and Unbilled Receivables consists of the following:

	January 1, 2022	January 2, 2021
Billed receivables	$159,942	$149,233
Less: allowance for doubtful accounts	(6,128)	(6,528)
Billed receivables, net	$153,814	$142,705

Unbilled receivables	$91,558	$76,609
Less: allowance for doubtful accounts	(1,824)	(2,151)
Unbilled receivables, net	$89,734	$74,458

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Activity in the allowance for doubtful accounts consisted of the following:

	January 1, 2022	January 2, 2021
Balance as of the beginning of the year	$8,679	$5,071
Provision for doubtful accounts	1,243	4,311
Write-offs of uncollectible accounts	(1,970)	(703)
Balance as of the end of the year	$7,952	$8,679
Note 8 – Property and Equipment, net
Property and equipment, net consists of the following:

	January 1, 2022	January 2, 2021
Office furniture and equipment	$3,314	$3,782
Computer equipment	20,063	15,597
Survey and field equipment	35,436	22,866
Leasehold improvements	6,395	6,322
Total	65,208	48,567
Less: accumulated depreciation	(32,479)	(21,556)
Property and equipment, net	$32,729	$27,011
Depreciation expense for fiscal year 2021 and 2020 was $11,473 and $10,892, respectively, of which $5,018 and $4,510 was included in other direct costs. Depreciation expense for fiscal year 2019 was $5,327.
Note 9 – Goodwill and Intangible Assets
Goodwill
As discussed in Note 18, Reportable Segments, the Company's chief operating decision maker ("CODM"), re-evaluated the structure of the Company's internal organization as a result of the 2019 acquisition of QSI, which resulted in certain changes to the Company's operating and reportable segments. Effective the beginning of fiscal year 2020, the goodwill of QSI and Skyscene were reallocated from the Company's INF reportable segment to the Company's new GEO reportable segment. The changes in the carrying value by reportable segment for the fiscal years 2021 and 2020 were as follows:

	Fiscal Year 2021
	January 2, 2021	Acquisitions	Adjustments	January 1, 2022
INF	$87,333	$3,392	$—	$90,725
BTS	78,848	32,071	86	111,005
GEO	177,615	10,571	—	188,186
Total	$343,796	$46,034	$86	$389,916

	Fiscal Year 2020
	December 28, 2019	Acquisitions	Adjustments	January 2, 2021
INF	$231,255	$—	$(143,922)	$87,333
BTS	77,961	438	449	78,848
GEO	—	—	177,615	177,615
Total	$309,216	$438	$34,142	$343,796

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Goodwill of $27,727 and $9,574 from acquisitions in 2021 and 2019 is expected to be deductible for income tax purposes. During 2021, the Company recorded goodwill related to acquisitions of $46,034 and a purchase price allocation adjustment of $86 that increased goodwill for 2020 acquisition. During 2020, the Company recorded purchase price allocation adjustments of $31,895 and a working capital adjustment of $424 that increased goodwill for the acquisition of QSI. The Company recorded additional purchase price allocation adjustments for other acquisitions that increased goodwill by $1,823. The $31,895 increase to goodwill related to the QSI acquisition included a decrease to the fair value of the trade name of $54,313, which was partially offset by increases to the fair value of customer relationships, customer backlog, property and equipment, and other assets of $6,605, $811, $2,093, and $758, respectively, and a decrease to deferred tax liabilities of $12,151.
Intangible assets
Intangible assets, net, at January 1, 2022 and January 2, 2021 consist of the following:

	January 1, 2022			January 2, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$219,455	$(65,017)	$154,438	$183,048	$(46,506)	$136,542
Trade name(2)	16,615	(14,815)	1,800	14,517	(12,099)	2,418
Customer backlog(3)	28,971	(25,162)	3,809	25,111	(19,709)	5,402
Non-compete(4)	13,829	(9,024)	4,805	9,373	(6,909)	2,464
Developed technology(5)	32,944	(9,572)	23,372	32,944	(4,839)	28,105
Total finite-lived intangible assets	$311,814	$(123,590)	$188,224	$264,993	$(90,062)	$174,931

(1) Amortized on a straight-line basis over estimated lives (5 to 12 years)
(2) Amortized on a straight-line basis over their estimated lives (1 to 3 years)
(3) Amortized on a straight-line basis over their estimated lives (1 to 10 years)
(4) Amortized on a straight-line basis over their contractual lives (2 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 7 years)
The following table summarizes the weighted average useful lives of definite-lived intangible assets acquired during 2021, 2020, and 2019:

	2021	2020	2019
Customer relationships	8.2	10.0	10.7
Trade name	2.0	1.5	2.0
Customer backlog	1.6	1.5	2.0
Non-compete	3.8	2.0	3.2
Developed technology	—	—	7.0
During fiscal 2020, the Company finalized the QSI purchase price allocation reported at December 28, 2019 to account for updates to assumptions and estimates related to the fair value of the trade name, customer relationships, and customer backlog. As a result, the Company determined the QSI trade name is a finite-lived asset that will be amortized over a two-year period and the fair value was decreased by $54,313. Additionally, the fair value of customer relationships and customer backlog increased $6,605 and $811, respectively. These changes resulted in a corresponding adjustment to deferred tax liabilities of $12,151. Amortization expense for fiscal years 2021, 2020 and 2019 was $33,498, $34,596 and $20,488 respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
As of January 1, 2022, the future estimated aggregate amortization related to finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Fiscal Year	Amount
2022	$31,808
2023	29,470
2024	27,197
2025	26,270
2026	25,139
Thereafter	48,340
Total	$188,224
Note 10 – Accrued Liabilities
Accrued liabilities consist of the following:

	January 1, 2022	January 2, 2021
Current portion of lease liability	$12,897	$13,161
Accrued vacation	12,819	11,998
Payroll and related taxes	10,931	10,744
Benefits	6,767	4,764
Accrued operating expenses	4,329	2,792
Other	2,718	1,866
Total	$50,461	$45,325
Note 11 – Notes Payable and Other Obligations
Notes payable and other obligations consists of the following:

	January 1, 2022	January 2, 2021
Senior credit facility	$98,750	$283,832
Uncollateralized promissory notes	31,493	23,175
Finance leases	2,215	2,994
Other obligations	2,733	1,151
Debt issuance costs, net of amortization	(3,395)	(3,630)
Total Notes Payable and Other Obligations	131,796	307,522
Current portion of notes payable and other obligations	20,734	24,196
Notes payable and other obligations, less current portion	$111,062	$283,326

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Future contractual maturities of long-term debt as of January 1, 2022 are as follows:

Fiscal Year	Amount
2022	$20,734
2023	10,194
2024	4,151
2025	722
2026	99,390
Total	$135,191
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), the Company amended and restated its Credit Agreement (the "Second A&R Credit Agreement"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of the Company's subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of the assets of the Company. The Second A&R Credit Agreement also includes an accordion feature permitting the Company to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate.
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at the Company's option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on the Company's consolidated leverage ratio. As of January 1, 2022 the Company's interest rate was 1.4%.
The Second A&R Credit Agreement contains financial covenants that require NV5 Global to maintain a consolidated net leverage ratio (the ratio of the Company's pro forma consolidated net funded indebtedness to the Company's pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
These financial covenants also require the Company to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of January 1, 2022, the Company was in compliance with the financial covenants.

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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $1,210, $896, and $131 during 2021, 2020, and 2019, respectively.
Other Obligations
The Company has aggregate obligations related to acquisitions of $34,226 and $24,326 as of January 1, 2022 and January 2, 2021, respectively. As of January 1, 2022, the Company's weighted average interest rate on other outstanding obligations was 2.5%.
Note 12 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	January 1, 2022	January 2, 2021
Contingent consideration, beginning of the year	$2,400	$4,002
Additions for acquisitions	5,133	255
Reduction of liability for payments made	(1,538)	(1,857)
Increase of liability related to re-measurement of fair value	2,333	—
Total contingent consideration, end of the period	8,328	2,400
Current portion of contingent consideration	5,807	1,334
Contingent consideration, less current portion	$2,521	$1,066
Note 13 – Leases
The Company primarily leases property under operating leases and has six equipment operating leases for aircrafts used by the operations of QSI. The Company's property operating leases consist of various office facilities. The Company uses a portfolio approach to account for such leases due to the similarities in characteristics and applies an incremental borrowing rate based on estimates of rates the Company would pay for senior collateralized loans over a similar term. The Company's office leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for lease components (e.g. fixed payments including rent, real estate taxes and common area maintenance costs) as a single lease component. Some of the Company's leases include one or more options to renew the lease term at its sole discretion; however, these are not included in the calculation of its lease liability or right-of-use ("ROU") lease asset because they are not reasonably certain of exercise.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Leases	Classification	January 1, 2022	January 2, 2021
Assets
Operating lease assets	Right-of-use lease asset, net (1)	$44,260	$43,607
Finance lease assets	Property and equipment, net (1)	2,197	2,946
Total leased assets		$46,457	$46,553

Liabilities
Current
Operating	Accrued liabilities	$(12,897)	$(13,161)
Finance	Current portion of notes payable and other obligations	(1,225)	(1,321)
Noncurrent
Operating	Other long-term liabilities	(33,169)	(32,290)
Finance	Notes payable and other obligations, less current portion	(990)	(1,673)
Total lease liabilities		$(48,281)	$(48,445)

(1)As of January 1, 2022, operating right of-use lease assets and finance lease assets are recorded net of accumulated amortization of $29,257 and $3,643, respectively. As of January 2, 2021, operating right-of-use lease assets and finance lease assets are recorded net of accumulated amortization of $19,096 and $2,499, respectively.

Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Weighted - Average Remaining Lease Term (Years)	January 1, 2022	January 2, 2021
Operating leases	4.5	4.9
Finance leases	1.6	2.1

Weighted - Average Discount Rate
Operating leases	4%	4%
Finance leases	7%	7%

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Supplemental cash flow information related to the Company's operating and finance lease liabilities is as follows:

	Fiscal Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Operating cash flows from operating leases	$14,081	$13,854	$10,988
Financing cash flows from finance leases	$1,274	$267	$796
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$9,249	$13,427	$20,731
The following table summarizes the components of lease cost recognized in the consolidated statements of net income and comprehensive income:

		Fiscal Year Ended
Lease Cost	Classification	January 1, 2022	January 2, 2021	December 28, 2019
Operating lease cost	Facilities and facilities related	$15,439	$15,071	$11,538
Variable operating lease cost	Facilities and facilities related	1,655	2,934	—
Finance lease cost
Amortization of financing lease assets	Depreciation and amortization	1,250	1,035	1,245
Interest on lease liabilities	Interest expense	154	121	98
Total lease cost		$18,498	$19,161	$12,881

As of January 1, 2022, maturities of the Company's lease liabilities under its long-term operating leases and finance leases for the next five fiscal years and thereafter are as follows:

Fiscal Year	Operating Leases	Finance Leases
2022	$14,440	$1,298
2023	11,990	728
2024	9,242	316
2025	6,649	106
2026	4,226	40
Thereafter	3,685	—
Total lease payments	50,232	2,488
Less: Interest	(4,166)	(273)
Present value of lease liabilities	$46,066	$2,215
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

In August 2021, a Consolidated Amended Class Action Complaint was filed in a case titled In Re: Champlain Towers South Collapse Litigation, 2021-015089-CA-01, Circuit Court of the Eleventh Judicial District, Miami-Dade County regarding the collapse of the Champlain Tower South condominium building in Surfside, Florida. The case initially claimed negligence by the Champlain Towers South Condominium Association, Inc. (the “Association”) led to the building’s partial collapse. In November 2021, a Consolidated Second Amended Class Action Complaint was filed against firms involved in the construction of a neighboring building known as “Eighty-Seven Park” alleging that work at Eighty-Seven Park may have been a contributing factor in the collapse. These defendants included the developers of Eighty-Seven Park, the general contractor and four other firms, including the Company (collectively, the “Eight-Seven Park Defendants”). The Company provided limited services to the developers of Eight-Seven Park in 2016, which is more than 5 years prior to the collapse of the Champlain Tower South Condominium Building. The litigation is still in preliminary stages, although on February 3, 2022, the Court denied the Eighty-Seven Park Defendants’ motions to dismiss the consolidated complaint. The Company believes the claims against it in this proceeding have no merit and intends to defend against them vigorously. The Company does not expect the resolution of these matters to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.
Note 15 – Stock-Based Compensation
In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of January 1, 2022, 638,172 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.
The following summarizes the activity of restricted stock awards during fiscal years 2021, 2020 and 2019:

	Share Units	Weighted Average Grant Date Fair Value
Unvested shares as of December 29, 2018	626,911	$39.81
Granted	275,220	$70.90
Vested	(207,039)	$20.41
Forfeited	(42,415)	$53.24
Unvested shares as of December 28, 2019	652,677	$58.20
Granted	390,833	$47.00
Vested	(251,178)	$44.95
Forfeited	(22,149)	$64.00
Unvested shares as of January 2, 2021	770,183	$57.20
Granted	265,644	$91.31
Vested	(257,435)	$65.14
Forfeited	(33,902)	$58.25
Unvested shares as of January 1, 2022	744,490	$66.34
Stock-based compensation expense relating to restricted stock awards during fiscal years ended 2021, 2020 and 2019 was $16,301, $14,955 and $10,430, respectively. Approximately $28,521 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.6 years, is unrecognized as of January 1, 2022. The total fair value of restricted shares vested during fiscal years 2021, 2020 and 2019 was $24,823, $12,472 and $14,680, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Note 16 – Employee Benefit Plan
The Company sponsors 401(k) plans for which employees meeting certain age and length of service requirements may contribute up to the defined statutory limit. The 401(k) plans allow for the Company to make matching and profit sharing contributions in such amounts as may be determined by the Board of Directors. The Company assesses its matching contributions on a quarterly basis based primarily on Company performance in previous periods.
The Company contributed $334, $1,673 and $1,323, respectively, to the 401(k) plans for fiscal years 2021, 2020 and 2019, respectively.
Note 17 – Income Taxes
Income tax expense for years 2021, 2020 and 2019 consisted of the following:

	Fiscal Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Current:
Federal	$14,251	$13,192	$8,059
State	7,353	7,690	3,800
Foreign	400	137	(49)
Total current income tax expense	22,004	21,019	11,810

Deferred:
Federal	(3,740)	(10,708)	(5,160)
State	(3,238)	(2,317)	(1,474)
Foreign	(68)	(44)	—
Total deferred income tax (benefit)	(7,046)	(13,069)	(6,634)
		.
Total income tax expense	$14,958	$7,950	$5,176

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Temporary differences comprising the net deferred income tax liability shown in the Company’s consolidated balance sheets were as follows:

	January 1, 2022	January 2, 2021
Deferred tax asset:
Lease liabilities	$11,811	$11,674
Tax carryforwards	5,734	6,353
Accrued compensation	9,133	7,704
Accrued payroll tax	1,414	2,853
Allowance for doubtful accounts	2,306	2,507
Other	369	283
Total deferred tax asset	$30,767	$31,374

Deferred tax liability:
Acquired intangibles	$(35,620)	$(39,148)
Right-of-use assets	(11,338)	(11,092)
Depreciation and amortization	(8,088)	(6,943)
Cash to accrual adjustment	(609)	(1,260)
Other	(497)	(722)
Total deferred tax liability	$(56,152)	$(59,165)

Net deferred tax liability	$(25,385)	$(27,791)

As of January 1, 2022 and January 2, 2021, the Company had net non-current deferred tax liabilities of $25,385 and $27,791, respectively. No material valuation allowances are recorded against the Company’s deferred income tax assets as of January 1, 2022 and January 2, 2021. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where the Company has a future obligation for tax purposes. During 2021, the Company recorded a deferred tax liability of $4,521 and $86 in conjunction with purchase price allocations and adjustments associated with acquisitions in 2021 and 2020, respectively. During 2020, the Company recorded a decrease in deferred tax liability of $12,479 related to adjustments to purchase price allocations associated with 2019 acquisitions.
Total income tax expense was different than the amount computed by applying the Federal statutory rate as follows:

	Fiscal Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Tax at federal statutory rate	$13,042	$6,083	$6,076
State taxes, net of Federal benefit	3,908	2,653	1,990
Stock-based compensation	(1,432)	(157)	(2,808)
Federal and state tax credits	(1,242)	(1,544)	(1,247)
Changes in unrecognized tax position	96	179	425
Other	586	736	740
Total income tax expense	$14,958	$7,950	$5,176
The Company’s consolidated effective income tax rate was 24.1%, 27.4% and 17.8% for fiscal years 2021, 2020 and 2019, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate in 2021, 2020 and 2019 was primarily due to excess tax benefits from stock-based payments and federal credits, offset by other permanent items.
The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. Fiscal years 2012 through 2021 are considered open tax years in the State of California and 2018 through 2021 in the U.S. Federal jurisdiction and other state and foreign jurisdictions.
As of January 1, 2022 and January 2, 2021, the Company had $1,071 and $1,022, respectively, of gross unrecognized tax benefits, which if recognized, $952 and $903 would affect our effective tax rate. The Company expects to reverse an immaterial amount of unrecognized tax benefits in the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 1, 2022	January 2, 2021	December 28, 2019
Balance, beginning of period	$1,022	$887	$548
Additions based on tax positions related to the current year	124	155	124
Additions for tax positions of prior years	—	30	338
Lapse of statute of limitations	(45)	(50)	(123)
Reductions for positions of prior years	(30)	—	—
Balance, end of period	$1,071	$1,022	$887

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to unrecognized tax benefits in the Consolidated Balance Sheet were $296 and $249 as of January 1, 2022 and January 2, 2021, respectively.
Note 18 – Reportable Segments
Effective the beginning of fiscal year 2020, the Company's Chief Executive Officer, who is the CODM, re-evaluated the structure of the Company's internal organization as a result of the December 2019 acquisition of QSI. To reflect management's revised perspective, the Company is now organized into three operating and reportable segments as follows:
•Infrastructure ("INF"), which includes the Company's engineering, civil program management, utility services, and construction quality assurance, testing and inspection practices.
•Building, Technology & Sciences ("BTS"), which includes the Company's environmental health sciences, buildings and program management, and MEP & technology engineering practices.
•Geospatial Solutions ("GEO"), which includes the Company's geospatial solution practices.
The GEO segment has been created in order to provide greater visibility regarding the operational and financial performance of the Geospatial business given the recent acquisition of QSI. The GEO segment structure is consistent with how the Company plans and allocates resources, manages its business, and assesses its performance. The change in segment reporting was not material to fiscal 2019 segment financial results. As such, fiscal 2019 segment financial results were not retrospectively revised.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
The Company evaluates the performance of these reportable segments based on their respective operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. The following tables set forth summarized financial information concerning our reportable segments:

	Fiscal Years Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Gross revenues
INF	$383,725	$352,965	$331,161
BTS	185,995	157,432	177,777
GEO	136,986	148,899	—
Total gross revenues	$706,706	$659,296	$508,938

Segment income before taxes
INF	$71,838	$62,574	$54,583
BTS	35,221	21,091	28,138
GEO	33,027	30,013	—
Total Segment income before taxes	140,086	113,678	82,721
Corporate(1)	(77,981)	(84,710)	(53,789)
Total income before taxes	$62,105	$28,968	$28,932
(1) Includes amortization of intangibles of $33,498, $34,596 and $20,488 for the fiscal years ended 2021, 2020 and 2019, respectively.

	January 1, 2022	January 2, 2021
Assets
INF	$246,377	$252,755
BTS	246,841	166,939
GEO	361,793	342,052
Corporate(1)	106,932	119,429
Total assets	$961,943	$881,175
(1) Corporate assets consist of intercompany eliminations and assets not allocated to segments including cash and cash equivalents and certain other assets.
Substantially all of the Company's assets are located in the United States.
The Company disaggregates its gross revenues from contracts with customers by geographic location, customer-type and contract-type for each of its reportable segments. Disaggregated revenues include the elimination of inter-segment revenues which has been allocated to each segment. The Company believes this best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors. No sales to an individual customer or country other than the United States accounted for more than 10% of gross revenue for fiscal years 2021, 2020 and 2019. Gross revenue, classified by the major geographic areas in which our customers were located, were as follows:

	Fiscal Year 2021
	INF	BTS	GEO	Total
United States	$383,725	$167,057	$134,003	$684,785
Foreign	—	18,938	2,983	21,921
Total gross revenues	$383,725	$185,995	$136,986	$706,706

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

	Fiscal Year 2020
	INF	BTS	GEO	Total
United States	$352,965	$147,806	$146,511	$647,282
Foreign	—	9,626	2,388	12,014
Total gross revenues	$352,965	$157,432	$148,899	$659,296

	Fiscal Year 2019
	INF	BTS	GEO	Total
United States	$331,161	$171,246	$—	$502,407
Foreign	—	6,531	—	6,531
Total gross revenues	$331,161	$177,777	$—	$508,938

Gross revenue by customer were as follows:

	Fiscal Year 2021
	INF	BTS	GEO	Total
Public and quasi-public sector	$304,753	$66,964	$86,628	$458,345
Private sector	78,972	119,031	50,358	248,361
Total gross revenues	$383,725	$185,995	$136,986	$706,706

	Fiscal Year 2020
	INF	BTS	GEO	Total
Public and quasi-public sector	$279,965	$67,434	$101,456	$448,855
Private sector	73,000	89,998	47,443	210,441
Total gross revenues	$352,965	$157,432	$148,899	$659,296

	Fiscal Year 2019
	INF	BTS	GEO	Total
Public and quasi-public sector	$271,935	$66,544	$—	$338,479
Private sector	59,226	111,233	—	170,459
Total gross revenues	$331,161	$177,777	$—	$508,938

Gross revenues by contract type were as follows:

	Fiscal Year 2021
	INF	BTS	GEO	Total
Cost-reimbursable contracts	$367,310	$133,272	$136,683	$637,265
Fixed-unit price contracts	16,415	52,723	303	69,441
Total gross revenues	$383,725	$185,995	$136,986	$706,706

	Fiscal Year 2020
	INF	BTS	GEO	Total
Cost-reimbursable contracts	$337,580	$123,135	$148,631	$609,346
Fixed-unit price contracts	15,385	34,297	268	49,950
Total gross revenues	$352,965	$157,432	$148,899	$659,296

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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Controls and Procedures
As of January 1, 2022, the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 1, 2022, the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (2) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 1, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control—Integrated Framework.
As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired companies’ controls by year-end, management has excluded Industrial Design Associates International, Industrial Design Associates International PTE LTD., and IDA Engineering Private Limited, TerraTech Engineers, Inc., Geodynamics LLC, PES Environmental, Inc., Sage Renewable Energy Consulting, Inc., Global Realty Services Group LLC, AT Advanced Technologies Asia Pacific Pte. Ltd., and Optimal Energy, LLC from its evaluation of disclosure controls and procedures and internal control over financial reporting and changes therein from the date of such acquisition through January 1, 2022. Fiscal 2021 acquisitions constitute 3% of the total assets of the Company as of January 1, 2022, and 4% of the Company’s gross revenues for the fiscal year ended January 1, 2022.
Our management has concluded that, as of January 1, 2022, our internal control over financial reporting was effective based on these criteria. The effectiveness of the Company's internal control over financial reporting as of January 1, 2022 has been audited by Deloitte & Touche LLP, the Company's independent registered certified public accounting firm. Their report, which is set forth in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K, expresses an unqualified opinion of the effectiveness of the Company's internal control over financial reporting as of January 1, 2022.

Changes in Internal Control
There were no changes to the Company's internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As a result of the COVID-19 pandemic, in March 2020 certain employees of the Company began working remotely. As a result of these changes to the working environment, the Company has not identified any material changes in the Company's internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NV5 Global, Inc.
Hollywood, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NV5 Global, Inc. and subsidiaries (the “Company”) as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 1, 2022, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Industrial Design Associates International, Industrial Design Associates International PTE LTD., and IDA Engineering Private Limited, TerraTech Engineers, Inc., Geodynamics LLC, PES Environmental, Inc., Sage Renewable Energy Consulting, Inc., Global Realty Services Group LLC, AT Advanced Technologies Asia Pacific Pte. Ltd., and Optimal Energy, LLC, which were acquired in 2021 (collectively “the 2021 acquisitions”), and whose financial statements constitute 3% of total assets and 4% of gross revenues of the consolidated financial statement amounts as of and for the year ended January 1, 2022. Accordingly, our audit did not include the internal control over financial reporting at the 2021 acquisitions.

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

/s/ Deloitte & Touche LLP

Miami, Florida
March 1, 2022
ITEM 9B.    OTHER INFORMATION
None

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2021 year end.
ITEM 11.    EXECUTIVE COMPENSATION.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2021 year end.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2021 year end.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2021 year end.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2021 year end.

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
10.14
Employment Agreement dated as of June 6, 2019 between NV5, Inc. and Edward Codispoti † (Incorporated by reference in Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 10, 2019)

10.15
Amended and Restated Credit Agreement, dated as of December 20, 2019 by and among NV5 Global, Inc., as borrower, the subsidiaries of NV5 Global, Inc. named therein, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 23, 2019)

10.16
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of May 5, 2020 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020)

10.17
Second Amended and Restated Credit Agreement, dated as of August 13, 2021 by and among NV5 Global, Inc., as borrower, the subsidiaries of NV5 Global, Inc. named therein, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 17, 2021)

10.18
Amendment No. 1 to Employment Agreement dated as of June 6, 2019, between NV5 Global, Inc. and Edward Codispoti. † (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 10, 2019)

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

NV5 GLOBAL, INC.

Date:	March 1, 2022		/s/ Dickerson Wright
		Name:	Dickerson Wright
		Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dickerson Wright	Chairman and Chief Executive Officer	March 1, 2022
Dickerson Wright	(Principal Executive Officer)

/s/ Edward H. Codispoti	Chief Financial Officer	March 1, 2022
Edward H. Codispoti	(Principal Financial and Accounting Officer)

/s/ Alexander A. Hockman	Chief Operating Officer, President and Director	March 1, 2022
Alexander A. Hockman

/s/ MaryJo O’Brien	Executive Vice President and Director	March 1, 2022
MaryJo O’Brien

/s/ Laurie Conner	Director	March 1, 2022
Laurie Conner

/s/ Dr. Denise Dickins	Director	March 1, 2022
Dr. Denise Dickins

/s/ William D. Pruitt	Director	March 1, 2022
William D. Pruitt

/s/ Francois Tardan	Director	March 1, 2022
Francois Tardan