Form 10-Q
period 2022-04-02
NV5 Global, Inc.
filed 2022-05-06
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of April 29, 2022, there were 15,495,451 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	April 2, 2022	January 1, 2022
Assets
Current assets:
Cash and cash equivalents	$81,948	$47,980
Billed receivables, net	129,990	153,814
Unbilled receivables, net	87,627	89,734
Prepaid expenses and other current assets	8,758	12,442
Total current assets	308,323	303,970
Property and equipment, net	36,297	32,729
Right-of-use lease assets, net	41,899	44,260
Intangible assets, net	180,081	188,224
Goodwill	389,954	389,916
Other assets	3,299	2,844
Total assets	$959,853	$961,943

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,126	$55,954
Accrued liabilities	58,043	50,461
Billings in excess of costs and estimated earnings on uncompleted contracts	24,345	29,444
Other current liabilities	1,266	1,551
Current portion of contingent consideration	2,747	5,807
Current portion of notes payable and other obligations	18,335	20,734
Total current liabilities	152,862	163,951
Contingent consideration, less current portion	3,984	2,521
Other long-term liabilities	32,097	34,304
Notes payable and other obligations, less current portion	107,931	111,062
Deferred income tax liabilities, net	23,476	25,385
Total liabilities	320,350	337,223

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 15,495,451 and 15,414,005 shares issued and outstanding as of April 2, 2022 and January 1, 2022, respectively	155	154
Additional paid-in capital	457,894	451,754
Retained earnings	181,454	172,812
Total stockholders’ equity	639,503	624,720
Total liabilities and stockholders’ equity	$959,853	$961,943
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	April 2, 2022	April 3, 2021
Gross revenues	$190,154	$153,095

Direct costs:
Salaries and wages	45,977	41,459
Sub-consultant services	34,825	23,246
Other direct costs	15,525	9,798
Total direct costs	96,327	74,503

Gross profit	93,827	78,592

Operating expenses:
Salaries and wages, payroll taxes and benefits	49,767	42,951
General and administrative	16,387	11,549
Facilities and facilities related	5,185	5,097
Depreciation and amortization	9,934	9,440
Total operating expenses	81,273	69,037

Income from operations	12,554	9,555

Interest expense	(914)	(2,318)

Income before income tax expense	11,640	7,237
Income tax expense	(2,998)	(1,757)
Net income and comprehensive income	$8,642	$5,480

Earnings per share:
Basic	$0.59	$0.43
Diluted	$0.57	$0.41

Weighted average common shares outstanding:
Basic	14,693,323	12,876,822
Diluted	15,216,105	13,429,102
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance, January 2, 2021	13,270,131	$133	$268,271	$125,665	$394,069
Stock-based compensation	—	—	3,696	—	3,696
Restricted stock issuance, net	13,536	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(580)	—	(52)	—	(52)
Stock issuance for acquisitions	35,737	—	3,150	—	3,150
Proceeds from secondary offering, net of costs	1,612,903	16	140,621	—	140,637
Payment of contingent consideration with common stock	2,200	—	209	—	209
Net income	—	—	—	5,480	5,480
Balance, April 3, 2021	14,933,927	$149	$415,895	$131,145	$547,189

Balance, January 1, 2022	15,414,005	$154	$451,754	$172,812	$624,720
Stock-based compensation	—	—	4,789	—	4,789
Restricted stock issuance, net	68,927	1	(1)	—	—
Stock issuance for acquisitions	12,519	—	1,352	—	1,352
Net income	—	—	—	8,642	8,642
Balance, April 2, 2022	15,495,451	$155	$457,894	$181,454	$639,503
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash flows from operating activities:
Net income	$8,642	$5,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,167	10,542
Non-cash lease expense	3,092	2,161
Provision for doubtful accounts	678	(536)
Stock-based compensation	4,789	3,696
Change in fair value of contingent consideration	—	209
Gain on disposals of property and equipment	(54)	(530)
Deferred income taxes	(1,903)	(2,282)
Amortization of debt issuance costs	185	227
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	23,211	36,037
Unbilled receivables	2,042	2,032
Prepaid expenses and other assets	3,230	(1,114)
Accounts payable	(7,854)	(6,332)
Accrued liabilities	4,684	2,629
Income taxes payable	—	3,085
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,104)	(7,241)
Other current liabilities	(289)	92
Net cash provided by operating activities	46,516	48,155

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(326)	(15,007)
Proceeds from sale of assets	—	460
Purchase of property and equipment	(6,044)	(1,470)
Net cash used in investing activities	(6,370)	(16,017)

Cash flows from financing activities:
Proceeds from common stock offering	—	150,000
Payments on notes payable	(4,581)	(1,669)
Payments of contingent consideration	(1,597)	(150)
Payments of borrowings from Senior Credit Facility	—	(143,207)
Payments of common stock offering costs	—	(9,044)
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	—	(52)
Net cash used in financing activities	(6,178)	(4,122)

Net increase in cash and cash equivalents	33,968	28,016
Cash and cash equivalents – beginning of period	47,980	64,909
Cash and cash equivalents – end of period	$81,948	$92,925
-
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	April 2, 2022	April 3, 2021
Non-cash investing and financing activities:
Contingent consideration (earn-out)	$—	$1,870
Notes payable and other obligations issued for acquisitions	$—	$8,180
Stock issuance for acquisitions	$1,352	$3,150
Accrued common stock offering costs	$—	$319
Finance leases	$375	$78
Payment of contingent consideration with common stock	$—	$209
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 1 – Organization and Nature of Business Operations
Business
NV5 Global, Inc. and its subsidiaries (collectively, the “Company,” or “NV5 Global”) is a provider of technology, conformity assessment, and consulting solutions to public and private sector clients in the infrastructure, utility services, construction, real estate, and environmental markets, operating nationwide and abroad. The Company’s clients include the U.S. Federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to:

●	Utility services	●	MEP & technology design
●	LNG services	●	Commissioning
●	Engineering	●	Building program management
●	Civil program management	●	Environmental health & safety
●	Surveying	●	Real estate transaction services
●	Testing, inspection & consulting (TIC)	●	Energy efficiency & clean energy services
●	Code compliance consulting	●	3D geospatial data modeling
●	Forensic services	●	Environmental & natural resources
●	Litigation support	●	Robotic survey solutions
●	Ecological studies	●	Geospatial data applications & software
Fiscal Year
    The Company operates on a "52/53 week" fiscal year ending on the Saturday closest to the calendar quarter end.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has significantly impacted global stock markets and economies. The Company is closely monitoring the impact of the outbreak of COVID-19 on all aspects of its business, including how it will impact the Company's customers and employees. Some of the Company's services were affected, primarily its Geospatial segment, real estate transactional services and hospitality-related services. In particular, due to COVID-19 restrictions, some of the Company's casino and hotel projects have been delayed. As U.S. and international economies reopen and with increased vaccine availability, real estate transactional services have recovered, however the Company is unable to predict the ultimate impact that it may have on its business, future results of operations, financial position, or cash flows. The extent to which the Company's operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. The Company intends to continue to monitor the impact of the COVID-19 pandemic on its business closely.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended January 1, 2022 (the “2021 Form 10-K”). The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for any future interim period or for the full 2022 fiscal year.
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
As of April 2, 2022, the Company had $724,663 of remaining performance obligations, of which $610,558 is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in performance obligations. Performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. During the three months ended April 2, 2022 the Company performed services and recognized $16,010 of revenue related to its contract liabilities that existed as of January 1, 2022.

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

As of August 1, 2021, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2021. Furthermore, there were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2021 through April 2, 2022.
Identifiable intangible assets primarily include customer backlog, customer relationships, trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events or changes in circumstances that would indicate intangible assets were impaired during the three months ended April 2, 2022.

See Note 8, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.
There have been no material changes in the Company's significant accounting policies described in the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended January 1, 2022.
Note 3 – Recent Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). This ASU improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and resulting inconsistencies. This ASU requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of ASU 2021-08 is permitted, including adoption in an interim period. The standard should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the impact of ASU 2021-08 and does not expect it will have a material impact to its financial statements.
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
The weighted average number of shares outstanding in calculating basic earnings per share for the three months ended April 2, 2022 and April 3, 2021 exclude 743,496 and 767,186 non-vested restricted shares, respectively. During the three months ended April 2, 2022 and April 3, 2021, there were 31,439 and 8,023 weighted average securities, respectively, which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share:

	Three Months Ended
	April 2, 2022	April 3, 2021
Numerator:
Net income – basic and diluted	$8,642	$5,480

Denominator:
Basic weighted average shares outstanding	14,693,323	12,876,822
Effect of dilutive non-vested restricted shares and units	505,534	527,957
Effect of issuable shares related to acquisitions	17,248	24,323
Diluted weighted average shares outstanding	15,216,105	13,429,102

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
Note 5 – Business Acquisitions
2021 Acquisitions
The Company completed eight acquisitions during 2021. The aggregate purchase price of all eight acquisitions is $100,693, including $69,501 of cash, $19,272 of promissory notes, $6,787 of the Company's common stock, and potential earn-outs of up to $25,700 payable in cash and stock, which was recorded at an estimated fair value of $5,133. An option-based model was used to determine the fair value of the earn-outs, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2021 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during the fiscal year ended January 1, 2022:

Fiscal Year Ended
January 1, 2022
Cash	$1,480
Billed and unbilled receivables, net	17,733
Right-of-use assets	2,932
Property and equipment	3,741
Prepaid expenses	587
Other assets	13
Intangible assets:
Customer relationships	36,407
Trade name	2,098
Customer backlog	3,860
Non-compete	4,456
Total Assets	$73,307
Liabilities	(13,984)
Deferred tax liabilities	(4,521)
Net assets acquired	$54,802

Consideration paid (Cash, Notes and/or stock)	$95,560
Contingent earn-out liability (Cash and stock)	5,133
Total Consideration	$100,693
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$45,891
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three months ended April 3, 2021 as if the acquisitions had occurred at the beginning of fiscal year 2021. The pro forma information provided below is compiled from the pre-acquisition financial information and includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of these acquisitions actually been acquired at the beginning of fiscal year 2021 or (ii) future results of operations:

Three Months Ended
April 3, 2021
Gross revenues	$170,151
Net income	$6,287
Basic earnings per share	$0.49
Diluted earnings per share	$0.47
Adjustments were made to the pro forma results to adjust amortization of intangible assets to reflect fair value of identified assets acquired, to record the effects of promissory notes issued, and to record the income tax effect of these adjustments. The pro forma results for the three months ended April 2, 2022 have not been presented as the financial impact on the Company's consolidated financial statements would be immaterial.
Note 6 – Billed and Unbilled Receivables
Billed and Unbilled Receivables consists of the following:

	April 2, 2022	January 1, 2022
Billed receivables	$136,359	$159,942
Less: allowance for doubtful accounts	(6,369)	(6,128)
Billed receivables, net	$129,990	$153,814

Unbilled receivables	$89,515	$91,558
Less: allowance for doubtful accounts	(1,888)	(1,824)
Unbilled receivables, net	$87,627	$89,734

Note 7 – Property and Equipment, net
Property and equipment, net, consists of the following:

	April 2, 2022	January 1, 2022
Office furniture and equipment	$3,333	$3,314
Computer equipment	21,808	20,063
Survey and field equipment	39,879	35,436
Leasehold improvements	6,426	6,395
Total	71,446	65,208
Less: accumulated depreciation	(35,149)	(32,479)
Property and equipment, net	$36,297	$32,729
Depreciation expense was $2,904 and $2,574 for the three months ended April 2, 2022 and April 3, 2021, respectively, of which $1,233 and $1,102 was included in other direct costs for each of the three months ended April 2, 2022 and April 3, 2021.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 8 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value by reportable segment for the three months ended April 2, 2022 were as follows:

	Three Months Ended
	January 1, 2022	2022 Acquisitions	Adjustments	April 2, 2022
INF	$90,725	$120	$19	$90,864
BTS	111,005	61	(162)	110,904
GEO	188,186	—	—	188,186
Total	$389,916	$181	$(143)	$389,954
Intangible Assets
Intangible assets, net, as of April 2, 2022 and January 1, 2022 consist of the following:

	April 2, 2022			January 1, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$219,548	$(70,485)	$149,063	$219,455	$(65,017)	$154,438
Trade name(2)	16,615	(15,081)	1,534	16,615	(14,815)	1,800
Customer backlog(3)	28,984	(25,867)	3,117	28,971	(25,162)	3,809
Non-compete(4)	13,842	(9,664)	4,178	13,829	(9,024)	4,805
Developed technology(5)	32,944	(10,755)	22,189	32,944	(9,572)	23,372
Total finite-lived intangible assets	$311,933	$(131,852)	$180,081	$311,814	$(123,590)	$188,224

(1) Amortized on a straight-line basis over estimated lives (5 to 12 years)
(2) Amortized on a straight-line basis over their estimated lives (1 to 3 years)
(3) Amortized on a straight-line basis over their estimated lives (1 to 10 years)
(4) Amortized on a straight-line basis over their contractual lives (2 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 7 years)
Amortization expense was $8,263 and $7,968 during the three months ended April 2, 2022 and April 3, 2021, respectively.
Note 9 – Accrued Liabilities
Accrued liabilities consist of the following:

	April 2, 2022	January 1, 2022
Current portion of lease liability	$12,830	$12,897
Accrued vacation	13,788	12,819
Payroll and related taxes	16,841	10,931
Benefits	6,429	6,767
Accrued operating expenses	6,093	4,329
Other	2,062	2,718
Total	$58,043	$50,461

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

Note 10 – Notes Payable and Other Obligations
Notes payable and other obligations consists of the following:

	April 2, 2022	January 1, 2022
Senior credit facility	$98,750	$98,750
Uncollateralized promissory notes	27,075	31,493
Finance leases	2,270	2,215
Other obligations	1,381	2,733
Debt issuance costs, net of amortization	(3,210)	(3,395)
Total notes payable and other obligations	126,266	131,796
Current portion of notes payable and other obligations	18,335	20,734
Notes payable and other obligations, less current portion	$107,931	$111,062
As of April 2, 2022 and January 1, 2022, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), the Company amended and restated its Credit Agreement (the "Second A&R Credit Agreement"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of the Company's subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of the assets of the Company. The Second A&R Credit Agreement also includes an accordion feature permitting the Company to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of April 2, 2022 and January 1, 2022, the outstanding balance on the Senior Credit Facility was $98,750.
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at the Company's option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on the Company's consolidated leverage ratio. As of April 2, 2022 the Company's interest rate was 1.2%.
The Second A&R Credit Agreement contains financial covenants that require NV5 Global to maintain a consolidated net leverage ratio (the ratio of the Company's pro forma consolidated net funded indebtedness to the Company's pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
These financial covenants also require the Company to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of April 2, 2022, the Company was in compliance with the financial covenants.

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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $185 and $227 during the three months ended April 2, 2022 and April 3, 2021, respectively.
Other Obligations
The Company has aggregate obligations related to acquisitions of $28,456 and $34,226 as of April 2, 2022 and January 1, 2022, respectively. As of April 2, 2022, the Company's weighted average interest rate on other outstanding obligations was 2.4%.
Note 11 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	April 2, 2022	January 1, 2022
Contingent consideration, beginning of the year	$8,328	$2,400
Additions for acquisitions	—	5,133
Reduction of liability for payments made	(1,597)	(1,538)
Increase of liability related to re-measurement of fair value	—	2,333
Total contingent consideration, end of the period	6,731	8,328
Current portion of contingent consideration	2,747	5,807
Contingent consideration, less current portion	$3,984	$2,521
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
In August 2021, a Consolidated Amended Class Action Complaint was filed in a case titled In Re: Champlain Towers South Collapse Litigation, 2021-015089-CA-01, Circuit Court of the Eleventh Judicial District, Miami-Dade County regarding the collapse of the Champlain Tower South condominium building in Surfside, Florida. The case initially claimed negligence by the Champlain Towers South Condominium Association, Inc. (the “Association”) led to the building’s partial collapse. In November 2021, a Consolidated Second Amended Class Action Complaint (the “Second Complaint”) was filed against firms involved in the construction of a neighboring building known as “Eighty-Seven Park” alleging that work at Eighty-Seven Park may have been a contributing factor in the collapse. The defendants in the Second Complaint included the developers of Eighty-Seven Park, the general contractor and four other firms, including the Company (collectively, the “Eight-Seven Park Defendants”). The Company provided limited services to the developers of Eight-Seven Park in 2016, which is more than 5 years

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
prior to the collapse of the Champlain Tower South Condominium Building. The litigation is still in preliminary stages, although on February 3, 2022, the Court denied the Eighty-Seven Park Defendants’ motions to dismiss the consolidated complaint. In March 2022, a Consolidated Third Amended Class Action Complaint was filed to include three additional firms involved in the development and construction of Eighty-Seven Park. The Company believes the claims against it in this proceeding have no merit and intends to defend against them vigorously. The Company does not expect the resolution of these matters to have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.
Note 13 – Stock-Based Compensation
In October 2011, the Company's stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of April 2, 2022, 567,564 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company's Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.
The following summarizes the activity of restricted stock awards during the three months ended April 2, 2022:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
January 1, 2022	744,490	$66.34
Granted	70,608	$118.08
Vested	(12,132)	$65.85
Forfeited	(1,681)	$64.59
April 2, 2022	801,285	$70.29
Stock-based compensation expense relating to restricted stock awards during the three months ended April 2, 2022 and April 3, 2021 was $4,789 and $3,696, respectively. Approximately $32,747 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years, is unrecognized at April 2, 2022. The total fair value of restricted shares vested during the three months ended April 2, 2022 and April 3, 2021 was $1,376 and $841, respectively.
Note 14 – Income Taxes
As of April 2, 2022 and January 1, 2022, the Company had net deferred income tax liabilities of $23,476 and $25,385, respectively. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where we have a future obligation for tax purposes.
The Company's effective income tax rate was 25.8% and 24.3% during the three months ended April 2, 2022 and April 3, 2021, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate was primarily due to federal credits.
The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. Fiscal years 2018 through 2021 are considered open tax years in the U.S. federal jurisdiction, state and foreign jurisdictions. Fiscal years 2012 - 2014 are considered open in the State of California. It is not expected that there will be a significant change in the unrecognized tax benefits within the next 12 months.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 15 – Reportable Segments
The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (“Topic No. 280”). The Company's Chief Executive Officer, who is the chief operating decision maker ("CODM"), organized the Company into three operating and reportable segments: Infrastructure ("INF"), which includes the Company's engineering, civil program management, utility services, and construction quality assurance, testing and inspection practices; Building, Technology & Sciences ("BTS"), which includes the Company's environmental health sciences, buildings and program management, and MEP & technology design practices; and Geospatial Solutions ("GEO"), which includes the Company's geospatial solution practices.
The Company evaluates the performance of these reportable segments based on their respective operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. The following tables set forth summarized financial information concerning our reportable segments:

	Three Months Ended
	April 2, 2022	April 3, 2021
Gross revenues
INF	$99,963	$87,533
BTS	60,454	38,605
GEO	29,737	26,957
Total gross revenues	$190,154	$153,095

Segment income before taxes
INF	$16,250	$16,812
BTS	12,812	6,265
GEO	5,104	3,906
Total Segment income before taxes	34,166	26,983
Corporate(1)	(22,526)	(19,746)
Total income before taxes	$11,640	$7,237
(1) Includes amortization of intangibles of $8,263 and $7,968 for the three months ended April 2, 2022 and April 3, 2021, respectively.
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

	Three Months Ended April 2, 2022				Three Months Ended April 3, 2021
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$99,963	$52,917	$29,215	$182,095	$87,533	$35,298	$26,374	$149,205
Foreign	—	7,537	522	8,059	—	3,307	583	3,890
Total gross revenues	$99,963	$60,454	$29,737	$190,154	$87,533	$38,605	$26,957	$153,095

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
    Gross revenue by customer were as follows:

	Three Months Ended April 2, 2022				Three Months Ended April 3, 2021
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$79,206	$15,261	$22,989	$117,456	$68,684	$20,323	$17,973	$106,980
Private sector	20,757	45,193	6,748	72,698	18,849	18,282	8,984	46,115
Total gross revenues	$99,963	$60,454	$29,737	$190,154	$87,533	$38,605	$26,957	$153,095

    Gross revenues by contract type were as follows:

	Three Months Ended April 2, 2022				Three Months Ended April 3, 2021
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$95,725	$39,487	$29,644	$164,856	$83,385	$28,709	$26,889	$138,983
Fixed-unit price contracts	4,238	20,967	93	25,298	4,148	9,896	68	14,112
Total gross revenues	$99,963	$60,454	$29,737	$190,154	$87,533	$38,605	$26,957	$153,095
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Leases	Classification	April 2, 2022	January 1, 2022
Assets
Operating lease assets	Right-of-use lease asset, net (1)	$41,899	$44,260
Finance lease assets	Property and equipment, net (1)	2,251	2,197
Total leased assets		$44,150	$46,457

Liabilities
Current
Operating	Accrued liabilities	$(12,830)	$(12,897)
Finance	Current portion of notes payable and other obligations	(1,191)	(1,225)
Noncurrent
Operating	Other long-term liabilities	(30,940)	(33,169)
Finance	Notes payable and other obligations, less current portion	(1,079)	(990)
Total lease liabilities		$(46,040)	$(48,281)
(1) At April 2, 2022, operating right of-use lease assets and finance lease assets are recorded net of accumulated amortization of $31,926 and $3,944, respectively. At January 1, 2022, operating right-of-use lease assets and finance lease assets are recorded net of accumulated amortization of $29,257 and $3,643, respectively.

    Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Weighted - Average Remaining Lease Term (Years)	April 2, 2022	January 1, 2022
Operating leases	4.3	4.5
Finance leases	1.6	1.6

Weighted - Average Discount Rate
Operating leases	4%	4%
Finance leases	7%	7%

    Supplemental cash flow information related to the Company's operating and finance lease liabilities is as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Operating cash flows from operating leases	$3,442	$3,517
Financing cash flows from finance leases	$320	$255
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$202	$1,310

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
    The following tables summarize the components of lease cost recognized in the consolidated statements of net income and comprehensive income:

		Three Months Ended
Lease Cost	Classification	April 2, 2022	April 3, 2021
Operating lease cost	Facilities and facilities related	$3,823	$3,681
Variable operating lease cost	Facilities and facilities related	575	598
Finance lease cost
Amortization of financing lease assets	Depreciation and amortization	323	255
Interest on lease liabilities	Interest expense	36	33
Total lease cost		$4,757	$4,567

    As of April 2, 2022, maturities of the Company's lease liabilities under its long-term operating leases and finance leases for the next five fiscal years and thereafter are as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2022	$10,790	$1,001
2023	12,286	800
2024	9,479	400
2025	6,835	198
2026	4,243	139
Thereafter	3,790	17
Total lease payments	47,423	2,555
Less: Interest	(3,653)	(285)
Present value of lease liabilities	$43,770	$2,270

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of the financial condition and results of operations of NV5 Global, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our,” “us,” or “NV5 Global”) should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended January 1, 2022, included in our Annual Report on Form 10-K. This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from the results those anticipated in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2022 and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Amounts presented are in thousands, except per share data.
Overview
We are a provider of technology, conformity assessment, and consulting solutions to public and private sector clients. We focus on the infrastructure, utility services, construction, real estate, and environmental markets. Our primary clients include U.S. Federal, state, municipal, and local government agencies, and military and defense clients. We also serve quasi-public and private sector clients from the education, healthcare, utility services, and public utilities, including schools, universities, hospitals, health care providers, and insurance providers.
Fiscal Year
    We operate on a "52/53 week" fiscal year ending on the Saturday closest to the calendar quarter end.
Secondary Offering
On March 10, 2021, we priced an underwritten public offering of 1,612,903 shares of our common stock (the "Firm Shares") at a price of $93.00 per share. The shares were sold pursuant to an effective registration statement on Form S-3 (Registration No. 333-237167). In addition, we also granted the underwriters a 30-day option to purchase 241,935 additional shares (the "Option Shares") of our common stock at the public offering price. On March 15, 2021, we closed on the Firm Shares, for which it received net proceeds of approximately $140,693 after deducting the underwriting discount and estimated offering expenses payable by us. On April 13, 2021, the underwriters exercised the Option Shares and we received net proceeds of $21,150 after deducting the underwriting discount and estimated offering expenses payable by us.
Segments
Our operations are organized into three operating and reportable segments:
•Infrastructure ("INF") – includes our engineering, civil program management, utility services, and construction quality assurance, testing and inspection practices;
•Building, Technology & Sciences ("BTS") – includes our environmental health sciences, buildings and program management, and MEP & technology design practices; and
•Geospatial Solutions ("GEO") – includes our geospatial solution practices.

    For additional information regarding our reportable segments, see Note 15, Reportable Segments, of the Notes to Consolidated Financial Statements included elsewhere herein.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has significantly impacted global stock markets and economies. We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our customers and employees. Some of our services have been affected, primarily our Geospatial segment, real estate transactional services and hospitality-related services. In particular, due to COVID-19 restrictions, some of our casino and hotel projects have been delayed. As U.S. and international economies reopen and with increased vaccine availability, our real estate transactional services have recovered, however we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. We intend to continue to monitor the impact of the COVID-19 pandemic on our business closely.
Critical Accounting Policies and Estimates
    For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations that is included in the 2021 Form 10-K.
Results of Operations
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Gross revenues	$190,154	$153,095
Direct costs	96,327	74,503
Gross profit	93,827	78,592
Operating expenses	81,273	69,037
Income from operations	12,554	9,555
Interest expense	(914)	(2,318)
Income tax expense	(2,998)	(1,757)
Net income	$8,642	$5,480
Three Months Ended April 2, 2022 Compared to the Three Months Ended April 3, 2021
Gross Revenues
Our consolidated gross revenues increased by $37,059, or 24.2%, for the three months ended April 2, 2022 compared to the three months ended April 3, 2021. The increase in gross revenues was primarily due to incremental revenues of $18,472 from acquisitions completed since the first quarter of 2021 and increases in our power delivery and utility services of $5,969, testing, inspection and consulting of $3,134, real estate transactional services of $2,752, and other services of $6,732.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 49.3% and 51.3% for the three months ended April 2, 2022 and April 3, 2021, respectively. The decrease in gross profit margin was primarily due to a change in the mix of work performed. As a percentage of gross revenues, sub-consultant services and other direct costs increased 3.1% and 1.8%, respectively. These increases were partially offset by decreases in direct salaries and wages as a percentage of gross revenues of 2.9%.
Operating expenses
Our operating expenses increased $12,236, or 17.7%, for the three months ended April 2, 2022 compared to the three months ended April 3, 2021. The increase in operating expenses primarily resulted from increased payroll costs of $6,816 and general and administrative expenses of $4,838. The increase in payroll costs was primarily driven by an increase in employees as compared to the prior year period primarily driven by the 2021 acquisitions and an increase in stock-based compensation and bonus expense. The increase in general and administrative expenses was primarily driven by increases in provision for doubtful accounts, professional fees, and travel expenses.

    Interest Expense
Our interest expense decreased $1,404 for the three months ended April 2, 2022 compared to the three months ended April 3, 2021. The decrease in interest expense primarily resulted from the pay down of our Senior Credit Facility indebtedness and a lower interest rate.

    Income taxes
Our effective income tax rate was 25.8% and 24.3% for the three months ended April 2, 2022 and April 3, 2021, respectively.

    Net income
Our net income increased $3,162, or 57.7%, for three months ended April 2, 2022 compared to three months ended April 3, 2021. The increase was primarily a result of an increase in gross profit of $15,235 and a decrease in interest expense of $1,404, partially offset by increases in payroll costs of $6,816, general and administrative expenses of $4,838, and a higher effective income tax rate.
Segment Results of Operations
The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended
	April 2, 2022	April 3, 2021
Gross revenues
INF	$99,963	$87,533
BTS	60,454	38,605
GEO	29,737	26,957
Total gross revenues	$190,154	$153,095

Segment income before taxes
INF	$16,250	$16,812
BTS	$12,812	$6,265
GEO	$5,104	$3,906
For additional information regarding our reportable segments, see Note 15, Reportable Segments, of the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Three Months Ended April 2, 2022 Compared to Three Months Ended April 3, 2021
INF Segment
Our gross revenues from INF increased $12,430, or 14.2%, during the three months ended April 2, 2022 compared to the three months ended April 3, 2021. The increase in gross revenues was due to increases in our power delivery and utility services of $5,969, testing, inspection, and consulting of $3,134, and other services of $3,327.
Segment Income before Taxes from INF decreased $562, or 3.3%, during the three months ended April 2, 2022 compared to the three months ended April 3, 2021.
BTS Segment
Our gross revenues from BTS increased $21,849, or 56.6%, during the three months ended April 2, 2022 compared to the three months ended April 3, 2021. The increase in gross revenues was due to incremental gross revenues of $15,950 from acquisitions completed since the first quarter of 2021, increases in our real estate transactional services of $2,752, and other services of $3,147.

Segment Income before Taxes from BTS increased $6,547, or 104.5% during the three months ended April 2, 2022 compared to the three months ended April 3, 2021. The increase was primarily due to increased gross revenues.
GEO Segment
    Our gross revenues from GEO increased $2,780, or 10.3%, during the three months ended April 2, 2022 compared to the three months ended April 3, 2021. The increase was due to incremental gross revenues of $1,794 from acquisitions completed since the first quarter of 2021 and $986 related to existing business.
    Segment Income before Taxes from GEO increased $1,198, or 30.7%, during the three months ended April 2, 2022 compared to the three months ended April 3, 2021. The increase was primarily due to increased gross revenues.
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
Operating activities
Net cash provided by operating activities was $46,516 for the three months ended April 2, 2022, compared to $48,155 during the three months ended April 3, 2021. The decrease was a result of increases in net income, offset by increases in working capital during the three months ended April 2, 2022 compared to the three months ended April 3, 2021. The increases in working capital were primarily driven by increases in billed receivables of $12,826, partially offset by decreases in prepaid expenses and other assets of $4,344. The increases in billed receivables primarily resulted from the timing of our liquefied natural gas business billing cycles. The decreases in prepaid expenses and other assets resulted from a decrease of $4,211 in prepaid income taxes.
Investing activities
During the three months ended April 2, 2022 and April 3, 2021, net cash used in investing activities totaled $6,370 and $16,017, respectively. The decrease in cash used in investing activities was primarily a result of decreased cash paid for acquisitions of $14,681, partially offset by increases in property and equipment purchases of $4,574 primarily as a result of investments in our Geospatial business.
Financing activities

    Net cash flows used by financing activities totaled $6,178 during the three months ended April 2, 2022 compared to net cash flows used by financing activities of $4,122 during the three months ended April 3, 2021. The increase in cash used in financing activities was primarily a result of increased payments on notes payable of $2,912 and contingent consideration of $1,447. During the three months ended April 3, 2021 we received $150,000 from our common stock public offering and used the proceeds to make principal payments on our Senior Credit Facility of $143,207 and made common stock public offering cost payments to our underwriters of $9,044.

Financing
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), we amended and restated our Credit Agreement (the "Second A&R Credit Agreement"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of our subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of our assets. The Second A&R Credit Agreement also includes an accordion feature permitting us to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of April 2, 2022 and January 1, 2022, the outstanding balance on the Senior Credit Facility was $98,750.
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on our consolidated leverage ratio. As of April 2, 2022 our interest rate was 1.2%.
The Second A&R Credit Agreement contains financial covenants that require us to maintain a consolidated net leverage ratio (the ratio of our pro forma consolidated net funded indebtedness to our pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
    These financial covenants also require us to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of April 2, 2022, we were in compliance with the financial covenants.
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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $185 and $227 during the three months ended April 2, 2022 and April 3, 2021, respectively.
Other Obligations
We have aggregate obligations related to acquisitions of $13,738, $9,820, $3,618, $640, and $640, due in the remainder of fiscal 2022, 2023, 2024, 2025, and 2026, respectively. As of April 2, 2022, our weighted average interest rate on other outstanding obligations was 2.4%.
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
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, those factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended January 1, 2022. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our Annual Report on Form 10-K filing for the fiscal year ended January 1, 2022 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995, as amended. Readers can find them in “Item 1A. Risk Factors” of that filing and under the same heading of this filing. You may obtain a copy of our Annual Report on Form 10-K through our website, www.nv5.com. Information contained on our website is not incorporated into this report. In addition to visiting our website, you may read and copy any document we file with the SEC at www.sec.gov.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of April 2, 2022, there was $98,750 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $988 annually.
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
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
For a description of our material pending legal proceedings, please see Note 12, Commitments and Contingencies, in the notes to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS.
There have been no material changes to any of the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 1, 2022.
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

NV5 GLOBAL, INC.

/s/ Edward Codispoti
Date: May 6, 2022	Edward Codispoti Chief Financial Officer (Principal Financial and Accounting Officer)