Form 10-Q
period 2022-07-02
NV5 Global, Inc.
filed 2022-08-05
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of July 29, 2022, there were 15,548,626 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	July 2, 2022	January 1, 2022
Assets
Current assets:
Cash and cash equivalents	$44,422	$47,980
Billed receivables, net	139,959	153,814
Unbilled receivables, net	93,486	89,734
Prepaid expenses and other current assets	13,159	12,442
Total current assets	291,026	303,970
Property and equipment, net	39,557	32,729
Right-of-use lease assets, net	40,595	44,260
Intangible assets, net	178,383	188,224
Goodwill	394,760	389,916
Other assets	2,639	2,844
Total assets	$946,960	$961,943

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,310	$55,954
Accrued liabilities	51,135	50,461
Billings in excess of costs and estimated earnings on uncompleted contracts	22,625	29,444
Other current liabilities	1,454	1,551
Current portion of contingent consideration	9,772	5,807
Current portion of notes payable and other obligations	18,932	20,734
Total current liabilities	156,228	163,951
Contingent consideration, less current portion	3,020	2,521
Other long-term liabilities	30,564	34,304
Notes payable and other obligations, less current portion	73,839	111,062
Deferred income tax liabilities, net	22,366	25,385
Total liabilities	286,017	337,223

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 15,537,134 and 15,414,005 shares issued and outstanding as of July 2, 2022 and January 1, 2022, respectively	155	154
Additional paid-in capital	462,066	451,754
Retained earnings	198,722	172,812
Total stockholders’ equity	660,943	624,720
Total liabilities and stockholders’ equity	$946,960	$961,943
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Gross revenues	$202,732	$179,503	$392,885	$332,598

Direct costs:
Salaries and wages	47,704	45,025	93,681	86,485
Sub-consultant services	40,479	29,978	75,305	53,225
Other direct costs	15,309	13,114	30,833	22,912
Total direct costs	103,492	88,117	199,819	162,622

Gross profit	99,240	91,386	193,066	169,976

Operating expenses:
Salaries and wages, payroll taxes and benefits	47,283	44,213	97,049	87,164
General and administrative	14,494	13,367	30,881	24,915
Facilities and facilities related	5,195	5,038	10,381	10,135
Depreciation and amortization	9,668	10,216	19,602	19,656
Total operating expenses	76,640	72,834	157,913	141,870

Income from operations	22,600	18,552	35,153	28,106

Interest expense	(887)	(1,568)	(1,801)	(3,886)

Income before income tax expense	21,713	16,984	33,352	24,220
Income tax expense	(4,445)	(3,346)	(7,442)	(5,102)
Net income and comprehensive income	$17,268	$13,638	$25,910	$19,118

Earnings per share:
Basic	$1.17	$0.95	$1.76	$1.40
Diluted	$1.13	$0.91	$1.70	$1.35

Weighted average common shares outstanding:
Basic	14,736,167	14,419,671	14,714,745	13,648,247
Diluted	15,232,157	14,965,188	15,211,835	14,196,035
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance, April 3, 2021	14,933,927	$149	$415,895	$131,145	$547,189
Stock-based compensation	—	—	4,094	—	4,094
Restricted stock issuance, net	189,520	2	(2)	—	—
Stock issuance for acquisitions	—	—	(85)	—	(85)
Proceeds from secondary offering, net of costs	241,935	3	21,147	—	21,150
Net income	—	—	—	13,638	13,638
Balance, July 3, 2021	15,365,382	$154	$441,049	$144,783	$585,986

Balance, April 2, 2022	15,495,451	$155	$457,894	$181,454	$639,503
Stock-based compensation	—	—	4,172	—	4,172
Restricted stock issuance, net	41,683	—	—	—	—
Net income	—	—	—	17,268	17,268
Balance, July 2, 2022	15,537,134	$155	$462,066	$198,722	$660,943

	Six Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance, January 2, 2021	13,270,131	$133	$268,271	$125,665	$394,069
Stock-based compensation	—	—	7,790	—	7,790
Restricted stock issuance, net	203,056	2	(2)	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(580)	—	(52)	—	(52)
Stock issuance for acquisitions	35,737	—	3,060	—	3,060
Proceeds from secondary offering, net of costs	1,854,838	19	161,773	—	161,792
Payment of contingent consideration with common stock	2,200	—	209	—	209
Net income	—	—	—	19,118	19,118
Balance, July 3, 2021	15,365,382	$154	$441,049	$144,783	$585,986

Balance, January 1, 2022	15,414,005	$154	$451,754	$172,812	$624,720
Stock-based compensation	—	—	8,961	—	8,961
Restricted stock issuance, net	110,610	1	(1)	—	—
Stock issuance for acquisitions	12,519	—	1,352	—	1,352
Net income	—	—	—	25,910	25,910
Balance, July 2, 2022	15,537,134	$155	$462,066	$198,722	$660,943
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities:
Net income	$25,910	$19,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,058	21,936
Non-cash lease expense	6,265	4,884
Provision for doubtful accounts	594	583
Stock-based compensation	9,615	7,790
Change in fair value of contingent consideration	(518)	235
Gain on disposals of property and equipment	(61)	(581)
Deferred income taxes	(3,014)	(2,988)
Amortization of debt issuance costs	370	454
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	15,152	36,727
Unbilled receivables	(3,801)	(7,238)
Prepaid expenses and other assets	(511)	(4,208)
Accounts payable	(4,349)	(2,446)
Accrued liabilities	(6,309)	(4,187)
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,867)	(8,158)
Other current liabilities	(276)	307
Net cash provided by operating activities	54,258	62,228

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(4,670)	(21,652)
Proceeds from sale of assets	48	460
Purchase of property and equipment	(10,379)	(4,028)
Net cash used in investing activities	(15,001)	(25,220)

Cash flows from financing activities:
Proceeds from common stock offering	—	172,500
Payments on notes payable	(6,218)	(5,325)
Payments of contingent consideration	(1,597)	(413)
Payments of borrowings from Senior Credit Facility	(35,000)	(145,082)
Payments of common stock offering costs	—	(10,522)
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	—	(52)
Net cash (used in) provided by financing activities	(42,815)	11,106

Net (decrease) increase in cash and cash equivalents	(3,558)	48,114
Cash and cash equivalents – beginning of period	47,980	64,909
Cash and cash equivalents – end of period	$44,422	$113,023
-
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	July 2, 2022	July 3, 2021
Non-cash investing and financing activities:
Contingent consideration (earn-out)	$6,579	$3,294
Notes payable and other obligations issued for acquisitions	$2,933	$11,174
Stock issuance for acquisitions	$1,352	$3,060
Accrued common stock offering costs	$—	$186
Finance leases	$644	$248
Payment of contingent consideration with common stock	$—	$209
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
Impact of COVID-19 on Our Business
The COVID-19 pandemic has significantly impacted global stock markets and economies. The Company is closely monitoring the impact of the outbreak of COVID-19 on all aspects of its business. Some of the Company's services were affected, primarily its Geospatial segment, real estate transactional services and hospitality-related services. In particular, due to COVID-19 restrictions, some of the Company's casino and hotel projects were delayed. As U.S. and international economies have reopened and with increased vaccine availability, real estate transactional services have recovered, however the Company is unable to predict the ultimate impact that it may have on its business, future results of operations, financial position, or cash flows. The extent to which the Company's operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. The Company intends to continue to monitor the impact of the COVID-19 pandemic on its business closely.
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
As of July 2, 2022, the Company had $740,864 of remaining performance obligations, of which $607,928 is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in performance obligations. Performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. During the three and six months ended July 2, 2022 the Company performed services and recognized $6,068 and $22,078, respectively, of revenue related to its contract liabilities that existed as of January 1, 2022.

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

As of August 1, 2021, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2021. Furthermore, there were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2021 through July 2, 2022.
Identifiable intangible assets primarily include customer backlog, customer relationships, trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events or changes in circumstances that would indicate intangible assets were impaired during the six months ended July 2, 2022. See Note 8, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.
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
The weighted average number of shares outstanding in calculating basic earnings per share for the six months ended July 2, 2022 and July 3, 2021 exclude 739,919 and 830,182 non-vested restricted shares, respectively. During the three and six months ended July 2, 2022, there were 20,854 and 25,653 weighted average securities, respectively, which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met. During the three and six months ended July 3, 2021, there were 16,894 and 11,805 weighted average securities, respectively, which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Numerator:
Net income – basic and diluted	$17,268	$13,638	$25,910	$19,118

Denominator:
Basic weighted average shares outstanding	14,736,167	14,419,671	14,714,745	13,648,247
Effect of dilutive non-vested restricted shares and units	481,815	515,913	481,379	520,824
Effect of issuable shares related to acquisitions	14,175	29,604	15,711	26,964
Diluted weighted average shares outstanding	15,232,157	14,965,188	15,211,835	14,196,035

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
Note 5 – Business Acquisitions
2022 Acquisition
The Company has completed three acquisitions during 2022. The aggregate purchase price for all three acquisitions was $14,156, including $4,644 in cash, a $2,500 promissory note, $433 of the Company's common stock, and potential earn-outs of up to $15,500 payable in cash and common stock, which has been recorded at an estimated fair value of $6,579. An option-based model was used to determine the fair value of the earn-outs, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2022 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, and certain fixed assets.
2021 Acquisitions
The Company completed eight acquisitions during 2021. The aggregate purchase price of all eight acquisitions was $100,449, including $69,501 of cash, $19,028 of promissory notes, $6,787 of the Company's common stock, and potential earn-outs of up to $25,700 payable in cash and stock, which was recorded at an estimated fair value of $5,133. An option-based model was used to determine the fair value of the earn-outs, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2021 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during the six months ended July 2, 2022 and the fiscal year ended January 1, 2022:

	Six Months Ended	Fiscal Year Ended
	July 2, 2022	January 1, 2022
Cash	$—	$1,480
Billed and unbilled receivables, net	1,848	17,728
Right-of-use assets	632	2,932
Property and equipment	1,531	3,741
Prepaid expenses	—	587
Other assets	—	13
Intangible assets:
Customer relationships	5,713	36,338
Trade name	290	2,098
Customer backlog	175	3,847
Non-compete	378	4,456
Total Assets	$10,567	$73,220
Liabilities	(1,555)	(13,984)
Deferred tax liabilities	—	(4,521)
Net assets acquired	$9,012	$54,715

Consideration paid (Cash, Notes and/or stock)	$7,577	$95,316
Contingent earn-out liability (Cash and stock)	6,579	5,133
Total Consideration	$14,156	$100,449
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$5,144	$45,734
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
The consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of businesses acquired from their respective dates of acquisition for the three and six months ended July 3, 2021. The revenue and earnings of the fiscal 2022 acquisitions included in the Company's results since the acquisition dates are not material to the Company's consolidated financial statements and have not been presented.

	Three Months Ended	Six Months Ended
	July 3, 2021	July 3, 2021
Gross revenues	$8,529	$9,981
Income before income taxes	$2,795	$3,288
General and administrative expenses for the three and six months ended July 2, 2022 and July 3, 2021 include acquisition-related costs pertaining to the Company's acquisition activities. Acquisition-related costs were not material to the Company's consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and six months ended July 2, 2022 and July 3, 2021 as if the fiscal 2022 and 2021 acquisitions had occurred at the beginning of fiscal year 2021. The pro forma information provided below is compiled from the pre-acquisition financial information and includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of these acquisitions actually been acquired at the beginning of fiscal year 2021 or (ii) future results of operations:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Gross revenues	$204,806	$194,204	$396,893	$365,985
Net income	$17,302	$14,139	$26,003	$20,398
Basic earnings per share	$1.17	$0.98	$1.77	$1.49
Diluted earnings per share	$1.14	$0.94	$1.71	$1.43
Adjustments were made to the pro forma results to adjust amortization of intangible assets to reflect fair value of identified assets acquired, to record the effects of promissory notes issued, and to record the income tax effect of these adjustments.
Note 6 – Billed and Unbilled Receivables
Billed and Unbilled Receivables consists of the following:

	July 2, 2022	January 1, 2022
Billed receivables	$144,500	$159,942
Less: allowance for doubtful accounts	(4,541)	(6,128)
Billed receivables, net	$139,959	$153,814

Unbilled receivables	$95,777	$91,558
Less: allowance for doubtful accounts	(2,291)	(1,824)
Unbilled receivables, net	$93,486	$89,734

Note 7 – Property and Equipment, net
Property and equipment, net, consists of the following:

	July 2, 2022	January 1, 2022
Office furniture and equipment	$3,365	$3,314
Computer equipment	22,865	20,063
Survey and field equipment	44,831	35,436
Leasehold improvements	6,420	6,395
Total	77,481	65,208
Less: accumulated depreciation	(37,924)	(32,479)
Property and equipment, net	$39,557	$32,729
Depreciation expense was $2,835 and $5,739 for the three and six months ended July 2, 2022, respectively, of which $1,223 and $2,456 was included in other direct costs. Depreciation expense was $2,865 and $5,439 for the three and six months ended July 3, 2021, respectively, of which $1,178 and $2,280 was included in other direct costs.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 8 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value by reportable segment for the six months ended July 2, 2022 were as follows:

	Six Months Ended
	January 1, 2022	2022 Acquisitions	Adjustments	July 2, 2022
INF	$90,725	$120	$19	$90,864
BTS	111,005	61	(319)	110,747
GEO	188,186	4,963	—	193,149
Total	$389,916	$5,144	$(300)	$394,760
Goodwill of $5,144 from acquisitions during the six months ended July 2, 2022 is expected to be deductible for income tax purposes.
Intangible Assets
Intangible assets, net, as of July 2, 2022 and January 1, 2022 consist of the following:

	July 2, 2022			January 1, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$225,099	$(75,958)	$149,141	$219,455	$(65,017)	$154,438
Trade name(2)	16,905	(15,348)	1,557	16,615	(14,815)	1,800
Customer backlog(3)	29,133	(26,357)	2,776	28,971	(25,162)	3,809
Non-compete(4)	14,207	(10,304)	3,903	13,829	(9,024)	4,805
Developed technology(5)	32,944	(11,938)	21,006	32,944	(9,572)	23,372
Total finite-lived intangible assets	$318,288	$(139,905)	$178,383	$311,814	$(123,590)	$188,224

(1) Amortized on a straight-line basis over estimated lives (5 to 12 years)
(2) Amortized on a straight-line basis over their estimated lives (1 to 3 years)
(3) Amortized on a straight-line basis over their estimated lives (1 to 10 years)
(4) Amortized on a straight-line basis over their contractual lives (2 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 7 years)
The identifiable intangible assets acquired during the six months ended July 2, 2022 consists of customer relationships, trade name, customer backlog, and non-compete with weighted average lives of 8.2 years, 2.0 years, 0.5 years, and 3.8 years, respectively. Amortization expense was $8,056 and $16,319 during the three and six months ended July 2, 2022, respectively, and $8,529 and $16,497 during the three and six months ended July 3, 2021, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 9 – Accrued Liabilities
Accrued liabilities consist of the following:

	July 2, 2022	January 1, 2022
Current portion of lease liability	$13,214	$12,897
Accrued vacation	14,635	12,819
Payroll and related taxes	12,134	10,931
Benefits	4,226	6,767
Accrued operating expenses	4,988	4,329
Other	1,938	2,718
Total	$51,135	$50,461

Note 10 – Notes Payable and Other Obligations
Notes payable and other obligations consists of the following:

	July 2, 2022	January 1, 2022
Senior credit facility	$63,750	$98,750
Uncollateralized promissory notes	27,996	31,493
Finance leases	2,236	2,215
Other obligations	1,814	2,733
Debt issuance costs, net of amortization	(3,025)	(3,395)
Total notes payable and other obligations	92,771	131,796
Current portion of notes payable and other obligations	18,932	20,734
Notes payable and other obligations, less current portion	$73,839	$111,062
As of July 2, 2022 and January 1, 2022, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), the Company amended and restated its Credit Agreement (the "Second A&R Credit Agreement"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of the Company's subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of the assets of the Company. The Second A&R Credit Agreement also includes an accordion feature permitting the Company to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of July 2, 2022 and January 1, 2022, the outstanding balance on the Senior Credit Facility was $63,750 and $98,750, respectively.
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at the Company's option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on the Company's consolidated leverage ratio. As of July 2, 2022 the Company's interest rate was 2.3%.

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
These financial covenants also require the Company to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of July 2, 2022, the Company was in compliance with the financial covenants.

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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $185 and $370 during the three and six months ended July 2, 2022, respectively, and $227 and $454 during the three and six months ended July 3, 2021, respectively.
Other Obligations
The Company has aggregate obligations related to acquisitions of $29,810 and $34,226 as of July 2, 2022 and January 1, 2022, respectively. As of July 2, 2022, the Company's weighted average interest rate on other outstanding obligations was 2.4%.
Note 11 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	July 2, 2022	January 1, 2022
Contingent consideration, beginning of the year	$8,328	$2,400
Additions for acquisitions	6,579	5,133
Reduction of liability for payments made	(1,597)	(1,538)
Increase of liability related to re-measurement of fair value	(518)	2,333
Total contingent consideration, end of the period	12,792	8,328
Current portion of contingent consideration	9,772	5,807
Contingent consideration, less current portion	$3,020	$2,521
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
In August 2021, a Consolidated Amended Class Action Complaint was filed in a case titled In Re: Champlain Towers South Collapse Litigation, 2021-015089-CA-01, Circuit Court of the Eleventh Judicial District, Miami-Dade County regarding the collapse of the Champlain Tower South condominium building in Surfside, Florida. The case initially claimed negligence by the Champlain Towers South Condominium Association, Inc. (the “Association”) led to the building’s partial collapse (the “CTS Collapse”). In November 2021, a Consolidated Second Amended Class Action Complaint (the “Second Complaint”) was filed against firms involved in the construction of a neighboring building known as “Eighty-Seven Park” alleging that work at Eighty-Seven Park may have been a contributing factor in the collapse. The defendants in the Second Complaint included the developers of Eighty-Seven Park, the general contractor and four other firms, including the Company (collectively, the “Eight-Seven Park Defendants”). The Company provided limited services to the developers of Eight-Seven Park in 2016, which is more than 5 years prior to the collapse of the Champlain Tower South Condominium Building. On June 16, 2022, a settlement agreement was reached to settle these cases with (a) proposed class of unit owners, (b) invitees, (c) residents, (d) persons who died or sustained any personal injury (including, without limitation, emotional distress) as a result of the CTS Collapse, (e) persons or entities who suffered a loss of, or damage to, real property or personal property, or suffered other economic loss, as a result of the CTS Collapse, (f) representative claimants, and (g) derivative claimants. The Company’s insurers have agreed to pay the settlement amount on behalf of the Company pursuant to the settlement agreement. The Court granted preliminary approval of the settlement on May 28, 2022, and the plaintiffs provided notice to the proposed settlement class. The Court held a fairness hearing on June 23, 2022, and it issued an order granting final approval of the settlement on June 24, 2022.
Note 13 – Stock-Based Compensation
In October 2011, the Company's stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of July 2, 2022, 1,981,440 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company's Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.
The following summarizes the activity of restricted stock awards during the six months ended July 2, 2022:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
January 1, 2022	744,490	$66.34
Granted	168,591	$114.73
Vested	(61,634)	$57.80
Forfeited	(57,981)	$66.91
July 2, 2022	793,466	$77.01
Stock-based compensation expense relating to restricted stock awards during the three and six months ended July 2, 2022 was $4,826 and $9,615, respectively, and $4,094 and $7,790 during the three and six months ended July 3, 2021, respectively. In connection with the Company's 401(k) Profit Sharing match, stock-based compensation expense during the three and six months ended July 2, 2022 includes $383 and $654 of expense related to the Company's liability-classified awards. The total estimated amount of the liability-classified awards for fiscal 2022 is approximately $5,669. Approximately $36,732 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.5 years, is unrecognized at July 2, 2022. The total fair value of restricted shares vested during the six months ended July 2, 2022 and July 3, 2021 was $7,296 and $12,426, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 14 – Income Taxes
As of July 2, 2022 and January 1, 2022, the Company had net deferred income tax liabilities of $22,366 and $25,385, respectively. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where we have a future obligation for tax purposes.
The Company's effective income tax rate was 20.5% and 22.3% during the three and six months ended July 2, 2022, respectively, and 19.7% and 21.1% during the three and six months ended July 3, 2021, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate was primarily due to the recognition of excess tax benefits from stock-based payments in the second quarter of 2022 and 2021 and federal credits.
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
The Company evaluates the performance of these reportable segments based on their respective operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. The following tables set forth summarized financial information concerning our reportable segments:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Gross revenues
INF	$102,639	$97,755	$202,600	$185,288
BTS	61,331	43,818	121,785	82,423
GEO	38,762	37,930	68,500	64,887
Total gross revenues	$202,732	$179,503	$392,885	$332,598

Segment income before taxes
INF	$19,206	$19,149	$35,457	$35,961
BTS	12,622	7,501	25,435	13,766
GEO	11,034	10,121	16,138	14,026
Total Segment income before taxes	42,862	36,771	77,030	63,753
Corporate(1)	(21,149)	(19,787)	(43,678)	(39,533)
Total income before taxes	$21,713	$16,984	$33,352	$24,220
(1) Includes amortization of intangibles of $8,056 and $16,319 for the three and six months ended July 2, 2022, respectively, and $8,529 and $16,497 for the three and six months ended July 3, 2021, respectively.

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

	Three Months Ended July 2, 2022				Six Months Ended July 2, 2022
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$102,639	$54,603	$38,245	$195,487	$202,600	$107,521	$67,462	$377,583
Foreign	—	6,728	517	7,245	—	14,264	1,038	15,302
Total gross revenues	$102,639	$61,331	$38,762	$202,732	$202,600	$121,785	$68,500	$392,885

	Three Months Ended July 3, 2021				Six Months Ended July 3, 2021
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$97,755	$39,718	$37,490	$174,963	$185,288	$75,016	$63,864	$324,168
Foreign	—	4,100	440	4,540	—	7,407	1,023	8,430
Total gross revenues	$97,755	$43,818	$37,930	$179,503	$185,288	$82,423	$64,887	$332,598

    Gross revenue by customer were as follows:

	Three Months Ended July 2, 2022				Six Months Ended July 2, 2022
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$80,054	$15,635	$31,644	$127,333	$159,258	$30,896	$54,634	$244,788
Private sector	22,585	45,696	7,118	75,399	43,342	90,889	13,866	148,097
Total gross revenues	$102,639	$61,331	$38,762	$202,732	$202,600	$121,785	$68,500	$392,885

	Three Months Ended July 3, 2021				Six Months Ended July 3, 2021
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$76,777	$16,562	$24,847	$118,186	$145,460	$36,885	$42,820	$225,165
Private sector	20,978	27,256	13,083	61,317	39,828	45,538	22,067	107,433
Total gross revenues	$97,755	$43,818	$37,930	$179,503	$185,288	$82,423	$64,887	$332,598

    Gross revenues by contract type were as follows:

	Three Months Ended July 2, 2022				Six Months Ended July 2, 2022
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$98,604	$39,006	$38,638	$176,248	$194,326	$78,492	$68,283	$341,101
Fixed-unit price contracts	4,035	22,325	124	26,484	8,274	43,293	217	51,784
Total gross revenues	$102,639	$61,331	$38,762	$202,732	$202,600	$121,785	$68,500	$392,885

	Three Months Ended July 3, 2021				Six Months Ended July 3, 2021
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$93,396	$31,453	$37,822	$162,671	$176,781	$60,162	$64,711	$301,654
Fixed-unit price contracts	4,359	12,365	108	16,832	8,507	22,261	176	30,944
Total gross revenues	$97,755	$43,818	$37,930	$179,503	$185,288	$82,423	$64,887	$332,598

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
Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Leases	Classification	July 2, 2022	January 1, 2022
Assets
Operating lease assets	Right-of-use lease asset, net (1)	$40,595	$44,260
Finance lease assets	Property and equipment, net (1)	2,217	2,197
Total leased assets		$42,812	$46,457

Liabilities
Current
Operating	Accrued liabilities	$(13,214)	$(12,897)
Finance	Current portion of notes payable and other obligations	(1,134)	(1,225)
Noncurrent
Operating	Other long-term liabilities	(29,358)	(33,169)
Finance	Notes payable and other obligations, less current portion	(1,102)	(990)
Total lease liabilities		$(44,808)	$(48,281)
(1) At July 2, 2022, operating right of-use lease assets and finance lease assets are recorded net of accumulated amortization of $33,445 and $4,247, respectively. At January 1, 2022, operating right-of-use lease assets and finance lease assets are recorded net of accumulated amortization of $29,257 and $3,643, respectively.

    Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Weighted - Average Remaining Lease Term (Years)	July 2, 2022	January 1, 2022
Operating leases	4.2	4.5
Finance leases	1.5	1.6

Weighted - Average Discount Rate
Operating leases	3.9%	4.0%
Finance leases	7.0%	7.0%

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
    Supplemental cash flow information related to the Company's operating and finance lease liabilities is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating cash flows from operating leases	$3,439	$3,531	$6,881	$7,048
Financing cash flows from finance leases	$303	$337	$623	$592
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$724	$1,073	$926	$2,382
    The following tables summarize the components of lease cost recognized in the consolidated statements of net income and comprehensive income:

		Three Months Ended	Six Months Ended
Lease Cost	Classification	July 2, 2022	July 2, 2022
Operating lease cost	Facilities and facilities related	$3,869	$7,692
Variable operating lease cost	Facilities and facilities related	827	1,740
Finance lease cost
Amortization of financing lease assets	Depreciation and amortization	302	626
Interest on lease liabilities	Interest expense	30	65
Total lease cost		$5,028	$10,123

		Three Months Ended	Six Months Ended
Lease Cost	Classification	July 3, 2021	July 3, 2021
Operating lease cost	Facilities and facilities related	$3,973	$7,654
Variable operating lease cost	Facilities and facilities related	333	931
Finance lease cost
Amortization of financing lease assets	Depreciation and amortization	337	592
Interest on lease liabilities	Interest expense	45	78
Total lease cost		$4,688	$9,255

    As of July 2, 2022, maturities of the Company's lease liabilities under its long-term operating leases and finance leases for the next five fiscal years and thereafter are as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2022	$7,516	$1,212
2023	13,116	660
2024	10,025	306
2025	7,078	257
2026	4,401	85
Thereafter	3,884	8
Total lease payments	46,020	2,528
Less: Interest	(3,448)	(292)
Present value of lease liabilities	$42,572	$2,236

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 17 – Employee Benefit Plan
The Company sponsors 401(k) plans for which employees meeting certain age and length of service requirements may contribute up to the defined statutory limit. In 2022 the Company will be offering a 401(k) Profit Sharing match for participating employees equal to 50% of contributions into the plan up to the first 6% of eligible compensation. The match will be allocated 25% in cash to the retirement plan and 75% in restricted stock awards (“RSA’s”) under the NV5 Incentive Plan with a three-year vesting. This annual match will be made after the completion of the plan year and employees must be employed on December 31st of the plan year to receive the match. The RSA’s to be issued are deemed to be liability-classified awards that will be recognized over the applicable service period. The awards will be remeasured to fair value each reporting period until the unvested RSAs are granted.

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
Recent Acquisitions
    We completed three acquisitions during 2022. The aggregate purchase price of all three acquisitions was $14,156, including $4,644 in cash, a $2,500 promissory note, $433 of our common stock, and potential earn-outs of up to $15,500 payable in cash and common stock, which were recorded at an estimated fair value of $6,579. An option-based model was used to determine the fair value of the earn-outs, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2022 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, and certain fixed assets.
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
Impact of COVID-19 on Our Business
The COVID-19 pandemic has significantly impacted global stock markets and economies. We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business. Some of our services were affected, primarily our Geospatial segment, real estate transactional services and hospitality-related services. In particular, due to COVID-19 restrictions, some of our casino and hotel projects were delayed. As U.S. and international economies have reopened and with increased vaccine availability, real estate transactional services have recovered, however we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. We intend to continue to monitor the impact of the COVID-19 pandemic on our business closely.
Critical Accounting Policies and Estimates
    For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations that is included in the 2021 Form 10-K.
Results of Operations
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Gross revenues	$202,732	$179,503	$392,885	$332,598
Direct costs	103,492	88,117	199,819	162,622
Gross profit	99,240	91,386	193,066	169,976
Operating expenses	76,640	72,834	157,913	141,870
Income from operations	22,600	18,552	35,153	28,106
Interest expense	(887)	(1,568)	(1,801)	(3,886)
Income tax expense	(4,445)	(3,346)	(7,442)	(5,102)
Net income	$17,268	$13,638	$25,910	$19,118
Three Months Ended July 2, 2022 Compared to the Three Months Ended July 3, 2021
Gross Revenues
Our consolidated gross revenues increased by $23,229, or 12.9%, for the three months ended July 2, 2022 compared to the three months ended July 3, 2021. The increase in gross revenues was primarily due to incremental revenues of $14,217 from acquisitions completed since the second quarter of 2021 and increases in our power delivery and utility services of $4,272, international engineering and consulting services of $1,678, and other services of $3,062.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 49.0% and 50.9% for the three months ended July 2, 2022 and July 3, 2021, respectively. The decrease in gross profit margin was primarily due to a change in the mix of work performed. As a percentage of gross revenues, sub-consultant services and other direct costs increased 3.3% and 0.2%, respectively. These increases were partially offset by decreases in direct salaries and wages as a percentage of gross revenues of 1.6%. The increase in sub-consultant expenses as a percentage of gross revenues was primarily driven by a higher mix of business related to our real estate transactional business, driven by organic growth and an acquisition, and cyclical trends in our LNG business.

Operating expenses
Our operating expenses increased $3,806, or 5.2%, for the three months ended July 2, 2022 compared to the three months ended July 3, 2021. The increase in operating expenses primarily resulted from increased payroll costs of $3,070 and general and administrative expenses of $1,127. The increase in payroll costs was primarily driven by an increase in employees as compared to the prior year period primarily driven by our 2021 acquisitions and an increase in stock-based compensation. The increase in general and administrative expenses was primarily driven by increases in travel expenses.

    Interest Expense
Our interest expense decreased $681 for the three months ended July 2, 2022 compared to the three months ended July 3, 2021. The decrease in interest expense primarily resulted from the reduction in our Senior Credit Facility indebtedness.

    Income taxes
Our effective income tax rate was 20.5% and 19.7% for the three months ended July 2, 2022 and July 3, 2021, respectively. The increase in the effective tax rate was primarily driven by the overall mix of earnings in jurisdictions with different tax rates.

    Net income
Our net income increased $3,630, or 26.6%, for three months ended July 2, 2022 compared to three months ended July 3, 2021. The increase was primarily a result of an increase in gross profit of $7,854 and a decrease in interest expense of $681, partially offset by increases in payroll costs of $3,070, general and administrative expenses of $1,127, and a higher effective income tax rate.
Six Months Ended July 2, 2022 Compared to the Six Months Ended July 3, 2021
Gross Revenues
Our consolidated gross revenues increased by $60,287, or 18.1%, for the six months ended July 2, 2022 compared to the six months ended July 3, 2021. The increase in gross revenues was primarily due to incremental revenues of $32,686 from acquisitions completed since the beginning of fiscal 2021 and increases in our power delivery and utility services of $10,168, international engineering and consulting services of $4,319, testing, inspection and consulting of $3,613, real estate transactional services of $3,705, and other services of $5,796.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 49.1% and 51.1% for the six months ended July 2, 2022 and July 3, 2021, respectively. The decrease in gross profit margin was primarily due to a change in the mix of work performed. As a percentage of gross revenues, sub-consultant services and other direct costs increased 3.1% and 1.0%, respectively. These increases were partially offset by decreases in direct salaries and wages as a percentage of gross revenues of 2.1%. The increase in sub-consultant expenses as a percentage of gross revenues was primarily driven by a higher mix of business related to our real estate transactional business, driven by organic growth and an acquisition, and cyclical trends in our LNG business.
Operating expenses
Our operating expenses increased $16,043, or 11.3%, for the six months ended July 2, 2022 compared to the six months ended July 3, 2021. The increase in operating expenses primarily resulted from increased payroll costs of $9,885 and general and administrative expenses of $5,966. The increase in payroll costs was primarily driven by an increase in employees as compared to the prior year period primarily driven by our 2021 acquisitions and an increase in stock-based compensation. The increase in general and administrative expenses was primarily driven by increases in information technology costs and travel expenses.

    Interest Expense
Our interest expense decreased $2,085 for the six months ended July 2, 2022 compared to the six months ended July 3, 2021. The decrease in interest expense primarily resulted from the reduction in our Senior Credit Facility indebtedness and a lower weighted average interest rate.

    Income taxes
Our effective income tax rate was 22.3% and 21.1% for the six months ended July 2, 2022 and July 3, 2021, respectively. The increase in the effective tax rate was primarily driven by the overall mix of earnings in jurisdictions with different tax rates.

    Net income
Our net income increased $6,792, or 35.5%, for six months ended July 2, 2022 compared to six months ended July 3, 2021. The increase was primarily a result of an increase in gross profit of $23,090 and a decrease in interest expense of $2,085, partially offset by increases in payroll costs of $9,885, general and administrative expenses of $5,966, and a higher effective income tax rate.
Segment Results of Operations
The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Gross revenues
INF	$102,639	$97,755	$202,600	$185,288
BTS	61,331	43,818	121,785	82,423
GEO	38,762	37,930	68,500	64,887
Total gross revenues	$202,732	$179,503	$392,885	$332,598

Segment income before taxes
INF	$19,206	$19,149	$35,457	$35,961
BTS	$12,622	$7,501	$25,435	$13,766
GEO	$11,034	$10,121	$16,138	$14,026
For additional information regarding our reportable segments, see Note 15, Reportable Segments, of the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Three Months Ended July 2, 2022 Compared to Three Months Ended July 3, 2021
INF Segment
Our gross revenues from INF increased $4,884, or 5.0%, during the three months ended July 2, 2022 compared to the three months ended July 3, 2021. The increase in gross revenues was due to increases in our power delivery and utility services of $4,272.
Segment Income before Taxes from INF increased $57, or 0.3%, during the three months ended July 2, 2022 compared to the three months ended July 3, 2021. The increase was primarily due to increased gross revenues partially offset by lower gross margins in our LNG business.
BTS Segment
Our gross revenues from BTS increased $17,513, or 40.0%, during the three months ended July 2, 2022 compared to the three months ended July 3, 2021. The increase in gross revenues was due to incremental gross revenues of $14,011 from acquisitions completed since the second quarter of 2021 and increases in our international engineering and consulting services of $1,678 and real estate transactional services of $946.
Segment Income before Taxes from BTS increased $5,121, or 68.3% during the three months ended July 2, 2022 compared to the three months ended July 3, 2021. The increase was primarily due to increased gross revenues.

GEO Segment
    Our gross revenues from GEO increased $832, or 2.2%, during the three months ended July 2, 2022 compared to the three months ended July 3, 2021. The increase was primarily related to increases in Geospatial business activity.
    Segment Income before Taxes from GEO increased $913, or 9.0%, during the three months ended July 2, 2022 compared to the three months ended July 3, 2021. The increase was primarily due to increased gross revenues.
Six Months Ended July 2, 2022 Compared to Six Months Ended July 3, 2021
INF Segment
Our gross revenues from INF increased $17,312, or 9.3%, during the six months ended July 2, 2022 compared to the six months ended July 3, 2021. The increase in gross revenues was due to increases in our power delivery and utility services of $10,168, testing, inspection, and consulting of $3,613, and other services of $3,531.
Segment Income before Taxes from INF decreased $504, or 1.4%, during the six months ended July 2, 2022 compared to the six months ended July 3, 2021. The decrease was primarily due to lower gross margins in our LNG business.
BTS Segment
Our gross revenues from BTS increased $39,362, or 47.8%, during the six months ended July 2, 2022 compared to the six months ended July 3, 2021. The increase in gross revenues was due to incremental gross revenues of $29,957 from acquisitions completed since the beginning of fiscal 2021, increases in our international engineering and consulting services of $4,319, and real estate transactional services of $3,705.
Segment Income before Taxes from BTS increased $11,669, or 84.8% during the six months ended July 2, 2022 compared to the six months ended July 3, 2021. The increase was primarily due to increased gross revenues.
GEO Segment
    Our gross revenues from GEO increased $3,613, or 5.6%, during the six months ended July 2, 2022 compared to the six months ended July 3, 2021. The increase was due to incremental gross revenues of $2,000 from acquisitions completed since the beginning of fiscal 2021 and $1,613 related to increases in Geospatial business activity.
    Segment Income before Taxes from GEO increased $2,112, or 15.1%, during the six months ended July 2, 2022 compared to the six months ended July 3, 2021. The increase was primarily due to increased gross revenues.
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
Operating activities
Net cash provided by operating activities was $54,258 for the six months ended July 2, 2022, compared to $62,228 during the six months ended July 3, 2021. The decrease was a result of increases in net income, offset by increases in working capital during the six months ended July 2, 2022 compared to the six months ended July 3, 2021. The changes in our working capital that contributed to decreased cash flows were primarily a result of increases in billed receivables of $21,575, partially offset by decreases in prepaid expenses and other assets of $3,697 and decreases in unbilled receivables of $3,437. The increases in billed receivables primarily resulted from the timing of our liquefied natural gas business billing cycles. The decreases in prepaid expenses and other assets resulted from a decrease of $4,881 in prepaid income taxes, partially offset by an increase in prepaid insurance of $1,713. The decreases in unbilled receivables primarily relates to the timing of project billing cycles.

Investing activities
During the six months ended July 2, 2022 and July 3, 2021, net cash used in investing activities totaled $15,001 and $25,220, respectively. The decrease in cash used in investing activities was primarily a result of decreased cash paid for acquisitions of $16,982, partially offset by increases in property and equipment purchases of $6,351 primarily as a result of investments in our Geospatial business.
Financing activities

    Net cash flows used by financing activities totaled $42,815 during the six months ended July 2, 2022 compared to net cash flows provided by financing activities of $11,106 during the six months ended July 3, 2021. The increase in cash used in financing activities was primarily a result of payments on our Senior Credit Facility of $35,000 during fiscal 2022 and an increase in contingent consideration payments of $1,184. During the six months ended July 3, 2021 we received $172,500 from our common stock public offering and used the proceeds to make principal payments on our Senior Credit Facility of $145,082 and made common stock public offering cost payments to our underwriters of $10,522.
Financing
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), we amended and restated our Credit Agreement (the "Second A&R Credit Agreement"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of our subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of our assets. The Second A&R Credit Agreement also includes an accordion feature permitting us to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of July 2, 2022 and January 1, 2022, the outstanding balance on the Senior Credit Facility was $63,750 and $98,750, respectively.
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on our consolidated leverage ratio. As of July 2, 2022 our interest rate was 2.3%.
The Second A&R Credit Agreement contains financial covenants that require us to maintain a consolidated net leverage ratio (the ratio of our pro forma consolidated net funded indebtedness to our pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
    These financial covenants also require us to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of July 2, 2022, we were in compliance with the financial covenants.
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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $185 and $370 during the three and six months ended July 2, 2022, respectively, and $227 and $454 during the three and six months ended July 3, 2021, respectively.
Other Obligations
We have aggregate obligations related to acquisitions of $12,159, $10,553, $4,352, $1,373, and $1,373, due in the remainder of fiscal 2022, 2023, 2024, 2025, and 2026, respectively. As of July 2, 2022, our weighted average interest rate on other outstanding obligations was 2.4%.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of July 2, 2022, there was $63,750 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $638 annually.
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
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended July 2, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
During the three months ended July 2, 2022, we issued the following securities that were not registered under the Securities Act:
In July 2022, we agreed to issue $500 of additional shares of our common stock as partial consideration of an acquisition based on the then-current market price on the first, second, third, and fourth anniversaries of the closing date. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
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

NV5 GLOBAL, INC.

/s/ Edward Codispoti
Date: August 5, 2022	Edward Codispoti Chief Financial Officer (Principal Financial and Accounting Officer)