Form 10-Q
period 2022-10-01
NV5 Global, Inc.
filed 2022-11-04
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of October 28, 2022, there were 15,559,982 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	October 1, 2022	January 1, 2022
Assets
Current assets:
Cash and cash equivalents	$54,171	$47,980
Billed receivables, net	141,308	153,814
Unbilled receivables, net	98,081	89,734
Prepaid expenses and other current assets	20,896	12,442
Total current assets	314,456	303,970
Property and equipment, net	41,042	32,729
Right-of-use lease assets, net	38,008	44,260
Intangible assets, net	167,592	188,224
Goodwill	398,614	389,916
Other assets	2,427	2,844
Total assets	$962,139	$961,943

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,722	$55,954
Accrued liabilities	58,481	50,461
Billings in excess of costs and estimated earnings on uncompleted contracts	27,886	29,444
Other current liabilities	1,421	1,551
Current portion of contingent consideration	9,224	5,807
Current portion of notes payable and other obligations	18,140	20,734
Total current liabilities	163,874	163,951
Contingent consideration, less current portion	2,813	2,521
Other long-term liabilities	28,760	34,304
Notes payable and other obligations, less current portion	63,238	111,062
Deferred income tax liabilities, net	21,097	25,385
Total liabilities	279,782	337,223

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 15,559,921 and 15,414,005 shares issued and outstanding as of October 1, 2022 and January 1, 2022, respectively	156	154
Additional paid-in capital	467,416	451,754
Retained earnings	214,785	172,812
Total stockholders’ equity	682,357	624,720
Total liabilities and stockholders’ equity	$962,139	$961,943
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Gross revenues	$204,075	$185,553	$596,960	$518,151

Direct costs:
Salaries and wages	48,295	45,145	141,976	131,630
Sub-consultant services	41,253	35,779	116,557	89,003
Other direct costs	14,592	12,802	45,426	35,714
Total direct costs	104,140	93,726	303,959	256,347

Gross profit	99,935	91,827	293,001	261,804

Operating expenses:
Salaries and wages, payroll taxes and benefits	49,670	44,597	146,719	131,761
General and administrative	16,730	12,978	47,611	37,891
Facilities and facilities related	5,441	5,194	15,822	15,330
Depreciation and amortization	9,771	10,108	29,373	29,764
Total operating expenses	81,612	72,877	239,525	214,746

Income from operations	18,323	18,950	53,476	47,058

Interest expense	(1,003)	(1,475)	(2,804)	(5,362)

Income before income tax expense	17,320	17,475	50,672	41,696
Income tax expense	(1,257)	(4,902)	(8,699)	(10,005)
Net income and comprehensive income	$16,063	$12,573	$41,973	$31,691

Earnings per share:
Basic	$1.09	$0.86	$2.85	$2.27
Diluted	$1.05	$0.83	$2.75	$2.19

Weighted average common shares outstanding:
Basic	14,768,689	14,593,623	14,732,726	13,963,372
Diluted	15,301,545	15,069,660	15,242,453	14,486,683
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance, July 3, 2021	15,365,382	$154	$441,049	$144,783	$585,986
Stock-based compensation	—	—	4,297	—	4,297
Restricted stock issuance, net	20,551	—	—	—	—
Stock issuance for acquisitions	15,118	—	1,266	—	1,266
Net income	—	—	—	12,573	12,573
Balance, October 2, 2021	15,401,051	$154	$446,612	$157,356	$604,122

Balance, July 2, 2022	15,537,134	$155	$462,066	$198,722	$660,943
Stock-based compensation	—	—	5,351	—	5,351
Restricted stock issuance, net	22,787	1	(1)	—	—
Net income	—	—	—	16,063	16,063
Balance, October 1, 2022	15,559,921	$156	$467,416	$214,785	$682,357

	Nine Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance, January 2, 2021	13,270,131	$133	$268,271	$125,665	$394,069
Stock-based compensation	—	—	12,087	—	12,087
Restricted stock issuance, net	223,607	2	(2)	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(580)	—	(52)	—	(52)
Stock issuance for acquisitions	50,855	—	4,326	—	4,326
Proceeds from secondary offering, net of costs	1,854,838	19	161,773	—	161,792
Payment of contingent consideration with common stock	2,200	—	209	—	209
Net income	—	—	—	31,691	31,691
Balance, October 2, 2021	15,401,051	$154	$446,612	$157,356	$604,122

Balance, January 1, 2022	15,414,005	$154	$451,754	$172,812	$624,720
Stock-based compensation	—	—	14,312	—	14,312
Restricted stock issuance, net	133,397	2	(2)	—	—
Stock issuance for acquisitions	12,519	—	1,352	—	1,352
Net income	—	—	—	41,973	41,973
Balance, October 1, 2022	15,559,921	$156	$467,416	$214,785	$682,357
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities:
Net income	$41,973	$31,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,091	33,397
Non-cash lease expense	9,409	7,941
Provision for doubtful accounts	1,252	1,077
Stock-based compensation	15,249	12,087
Change in fair value of contingent consideration	(543)	(67)
Gain on disposals of property and equipment	(100)	(1,059)
Deferred income taxes	(4,288)	(4,318)
Amortization of debt issuance costs	556	1,024
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	13,281	16,728
Unbilled receivables	(8,633)	(10,024)
Prepaid expenses and other assets	(8,105)	(4,160)
Accounts payable	(7,937)	1,366
Accrued liabilities	(1,608)	403
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,902)	(8,233)
Other current liabilities	(304)	218
Net cash provided by operating activities	80,391	78,071

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(5,020)	(23,569)
Proceeds from sale of assets	87	843
Purchase of property and equipment	(14,874)	(6,714)
Net cash used in investing activities	(19,807)	(29,440)

Cash flows from financing activities:
Proceeds from common stock offering	—	172,500
Borrowings from Senior Credit Facility	—	138,750
Payments on notes payable	(7,796)	(7,299)
Payments of contingent consideration	(1,597)	(663)
Payments of borrowings from Senior Credit Facility	(45,000)	(283,832)
Payments of common stock offering costs	—	(10,657)
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	—	(52)
Payments of debt issuance costs	—	(890)
Net cash (used in) provided by financing activities	(54,393)	7,857

Net increase in cash and cash equivalents	6,191	56,488
Cash and cash equivalents – beginning of period	47,980	64,909
Cash and cash equivalents – end of period	$54,171	$121,397
-
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	October 1, 2022	October 2, 2021
Non-cash investing and financing activities:
Contingent consideration (earn-out)	$5,849	$3,476
Notes payable and other obligations issued for acquisitions	$2,933	$11,544
Stock issuance for acquisitions	$1,352	$4,326
Accrued common stock offering costs	$—	$51
Finance leases	$644	$269
Payment of contingent consideration with common stock	$—	$209
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
As of October 1, 2022, the Company had $841,149 of remaining performance obligations, of which $668,884 is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in performance obligations. Performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. During the three and nine months ended October 1, 2022 the Company performed services and recognized $2,421 and $24,499, respectively, of revenue related to its contract liabilities that existed as of January 1, 2022.

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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
As of August 1, 2022, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2022. Furthermore, there were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2022 through October 1, 2022.
Identifiable intangible assets primarily include customer backlog, customer relationships, trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events or changes in circumstances that would indicate intangible assets were impaired during the nine months ended October 1, 2022. See Note 8, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.
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
The weighted average number of shares outstanding in calculating basic earnings per share for the nine months ended October 1, 2022 and October 2, 2021 exclude 760,050 and 767,622 non-vested restricted shares, respectively. During the three and nine months ended October 1, 2022, there were 36,794 and 25,282 weighted average securities, respectively, which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met. During the three and nine months ended October 2, 2021, there were 11,081 and 6,612 weighted average securities, respectively, which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Numerator:
Net income – basic and diluted	$16,063	$12,573	$41,973	$31,691

Denominator:
Basic weighted average shares outstanding	14,768,689	14,593,623	14,732,726	13,963,372
Effect of dilutive non-vested restricted shares and units	517,238	451,892	494,047	497,287
Effect of issuable shares related to acquisitions	15,618	24,145	15,680	26,024
Diluted weighted average shares outstanding	15,301,545	15,069,660	15,242,453	14,486,683

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
Note 5 – Business Acquisitions
2022 Acquisitions
The Company has completed four acquisitions during 2022. The aggregate purchase price for all four acquisitions was $13,776, including $4,994 in cash, a $2,500 promissory note, $433 of the Company's common stock, and potential earn-outs of up to $15,850 payable in cash and common stock, which has been recorded at an estimated fair value of $5,849. An option-based model was used to determine the fair value of the earn-outs, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2022 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, certain fixed assets, and the fair value of the earn-outs..
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
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during the nine months ended October 1, 2022 and the fiscal year ended January 1, 2022:

	Nine Months Ended	Fiscal Year Ended
	October 1, 2022	January 1, 2022
Cash	$—	$1,480
Billed and unbilled receivables, net	1,745	17,728
Right-of-use assets	632	2,932
Property and equipment	1,510	3,741
Prepaid expenses	—	519
Other assets	—	13
Intangible assets:
Customer relationships	3,123	36,338
Trade name	228	2,098
Customer backlog	217	3,847
Non-compete	241	4,456
Total Assets	$7,696	$73,152
Liabilities	(2,850)	(13,984)
Deferred tax liabilities	—	(4,521)
Net assets acquired	$4,846	$54,647

Consideration paid (Cash, Notes and/or stock)	$7,927	$95,316
Contingent earn-out liability (Cash and stock)	5,849	5,133
Total Consideration	$13,776	$100,449
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$8,930	$45,802
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
General and administrative expenses for the three and nine months ended October 1, 2022 and October 2, 2021 include acquisition-related costs pertaining to the Company's acquisition activities. Acquisition-related costs were not material to the Company's consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and nine months ended October 1, 2022 and October 2, 2021 as if the fiscal 2022 and 2021 acquisitions had occurred at the beginning of fiscal year 2021. The pro forma information provided below is compiled from pre-acquisition financial information and includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of these acquisitions actually been acquired at the beginning of fiscal year 2021 or (ii) future results of operations:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Gross revenues	$204,195	$198,017	$601,383	$564,098
Net income	$16,097	$13,353	$42,399	$33,921
Basic earnings per share	$1.09	$0.91	$2.88	$2.42
Diluted earnings per share	$1.05	$0.88	$2.78	$2.33
Adjustments were made to the pro forma results to adjust amortization of intangible assets to reflect fair value of identified assets acquired, to record the effects of promissory notes issued, and to record the income tax effect of these adjustments.
Note 6 – Billed and Unbilled Receivables
Billed and Unbilled Receivables consists of the following:

	October 1, 2022	January 1, 2022
Billed receivables	$146,208	$159,942
Less: allowance for doubtful accounts	(4,900)	(6,128)
Billed receivables, net	$141,308	$153,814

Unbilled receivables	$100,374	$91,558
Less: allowance for doubtful accounts	(2,293)	(1,824)
Unbilled receivables, net	$98,081	$89,734

Note 7 – Property and Equipment, net
Property and equipment, net, consists of the following:

	October 1, 2022	January 1, 2022
Office furniture and equipment	$3,414	$3,314
Computer equipment	24,187	20,063
Survey and field equipment	47,832	35,436
Leasehold improvements	6,526	6,395
Total	81,959	65,208
Less: accumulated depreciation	(40,917)	(32,479)
Property and equipment, net	$41,042	$32,729
Depreciation expense was $2,988 and $8,727 for the three and nine months ended October 1, 2022, respectively, of which $1,262 and $3,718 was included in other direct costs. Depreciation expense was $2,974 and $8,413 for the three and nine months ended October 2, 2021, respectively, of which $1,353 and $3,633 was included in other direct costs.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 8 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value by reportable segment for the nine months ended October 1, 2022 were as follows:

	Nine Months Ended
	January 1, 2022	2022 Acquisitions	Adjustments	October 1, 2022
INF	$90,725	$120	$87	$90,932
BTS	111,005	338	(319)	111,024
GEO	188,186	8,472	—	196,658
Total	$389,916	$8,930	$(232)	$398,614
Goodwill of $8,930 from acquisitions during the nine months ended October 1, 2022 is expected to be deductible for income tax purposes.
Intangible Assets
Intangible assets, net, as of October 1, 2022 and January 1, 2022 consist of the following:

	October 1, 2022			January 1, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$222,509	$(81,488)	$141,021	$219,455	$(65,017)	$154,438
Trade name(2)	16,842	(15,636)	1,206	16,615	(14,815)	1,800
Customer backlog(3)	29,175	(26,830)	2,345	28,971	(25,162)	3,809
Non-compete(4)	14,070	(10,872)	3,198	13,829	(9,024)	4,805
Developed technology(5)	32,944	(13,122)	19,822	32,944	(9,572)	23,372
Total finite-lived intangible assets	$315,540	$(147,948)	$167,592	$311,814	$(123,590)	$188,224

(1) Amortized on a straight-line basis over estimated lives (1 to 12 years)
(2) Amortized on a straight-line basis over their estimated lives (1 to 3 years)
(3) Amortized on a straight-line basis over their estimated lives (1 to 10 years)
(4) Amortized on a straight-line basis over their contractual lives (1 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 7 years)
The identifiable intangible assets acquired during the nine months ended October 1, 2022 consist of customer relationships, trade name, customer backlog, and non-compete with weighted average lives of 7.9 years, 1.9 years, 1.7 years, and 3.7 years, respectively. Amortization expense was $8,045 and $24,364 during the three and nine months ended October 1, 2022, respectively, and $8,487 and $24,984 during the three and nine months ended October 2, 2021, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 9 – Accrued Liabilities
Accrued liabilities consist of the following:

	October 1, 2022	January 1, 2022
Current portion of lease liability	$13,011	$12,897
Accrued vacation	13,867	12,819
Payroll and related taxes	18,251	10,931
Benefits	5,053	6,767
Accrued operating expenses	6,162	4,329
Other	2,137	2,718
Total	$58,481	$50,461

Note 10 – Notes Payable and Other Obligations
Notes payable and other obligations consists of the following:

	October 1, 2022	January 1, 2022
Senior credit facility	$53,750	$98,750
Uncollateralized promissory notes	26,709	31,493
Finance leases	1,945	2,215
Other obligations	1,814	2,733
Debt issuance costs, net of amortization	(2,840)	(3,395)
Total notes payable and other obligations	81,378	131,796
Current portion of notes payable and other obligations	18,140	20,734
Notes payable and other obligations, less current portion	$63,238	$111,062
As of October 1, 2022 and January 1, 2022, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), the Company amended and restated its Credit Agreement (the "Second A&R Credit Agreement"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of the Company's subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of the assets of the Company. The Second A&R Credit Agreement also includes an accordion feature permitting the Company to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of October 1, 2022 and January 1, 2022, the outstanding balance on the Second A&R Credit Agreement was $53,750 and $98,750, respectively.
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at the Company's option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on the Company's consolidated leverage ratio. As of October 1, 2022 the Company's interest rate was 3.8%.

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
These financial covenants also require the Company to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of October 1, 2022, the Company was in compliance with the financial covenants.

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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $185 and $556 during the three and nine months ended October 1, 2022, respectively, and $571 and $1,024 during the three and nine months ended October 2, 2021, respectively.
Other Obligations
The Company has aggregate obligations related to acquisitions of $28,523 and $34,226 as of October 1, 2022 and January 1, 2022, respectively. As of October 1, 2022, the Company's weighted average interest rate on other outstanding obligations was 2.3%.
Note 11 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	October 1, 2022	January 1, 2022
Contingent consideration, beginning of the year	$8,328	$2,400
Additions for acquisitions	5,849	5,133
Reduction of liability for payments made	(1,597)	(1,538)
(Decrease) increase of liability related to re-measurement of fair value	(543)	2,333
Total contingent consideration, end of the period	12,037	8,328
Current portion of contingent consideration	9,224	5,807
Contingent consideration, less current portion	$2,813	$2,521
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
In August 2021, a Consolidated Amended Class Action Complaint was filed in a case titled In Re: Champlain Towers South Collapse Litigation, 2021-015089-CA-01, Circuit Court of the Eleventh Judicial District, Miami-Dade County regarding the collapse of the Champlain Tower South condominium building in Surfside, Florida. The case initially claimed negligence by the Champlain Towers South Condominium Association, Inc. (the “Association”) led to the building’s partial collapse (the “CTS Collapse”). In November 2021, a Consolidated Second Amended Class Action Complaint (the “Second Complaint”) was filed against firms involved in the construction of a neighboring building known as “Eighty-Seven Park” alleging that work at Eighty-Seven Park may have been a contributing factor in the collapse. The defendants in the Second Complaint included the developers of Eighty-Seven Park, the general contractor and four other firms, including the Company (collectively, the “Eight-Seven Park Defendants”). The Company provided limited services to the developers of Eight-Seven Park in 2016, which is more than 5 years prior to the collapse of the Champlain Tower South Condominium Building. On June 16, 2022, a settlement agreement was reached to settle these cases with (a) proposed class of unit owners, (b) invitees, (c) residents, (d) persons who died or sustained any personal injury (including, without limitation, emotional distress) as a result of the CTS Collapse, (e) persons or entities who suffered a loss of, or damage to, real property or personal property, or suffered other economic loss, as a result of the CTS Collapse, (f) representative claimants, and (g) derivative claimants. The Company’s insurers have paid the settlement amount on behalf of the Company pursuant to the settlement agreement. The Court granted preliminary approval of the settlement on May 28, 2022, and the plaintiffs provided notice to the proposed settlement class. The Court held a fairness hearing on June 23, 2022, and it issued an order granting final approval of the settlement on June 24, 2022.
Note 13 – Stock-Based Compensation
In October 2011, the Company's stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of October 1, 2022, 1,958,653 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company's Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.
The following summarizes the activity of restricted stock awards during the nine months ended October 1, 2022:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
January 1, 2022	744,490	$66.34
Granted	188,378	$116.26
Vested	(115,429)	$64.96
Forfeited	(57,981)	$66.91
October 1, 2022	759,458	$78.65
Stock-based compensation expense relating to restricted stock awards during the three and nine months ended October 1, 2022 was $5,634 and $15,249, respectively, and $4,297 and $12,087 during the three and nine months ended October 2, 2021, respectively. In connection with the Company's 401(k) Profit Sharing match, stock-based compensation expense during the three and nine months ended October 1, 2022 includes $283 and $937 of expense related to the Company's liability-classified awards. The total estimated amount of the liability-classified awards for fiscal 2022 is approximately $5,533. Approximately $33,942 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.4 years, is unrecognized at October 1, 2022. The total fair value of restricted shares vested during the nine months ended October 1, 2022 and October 2, 2021 was $14,624 and $20,376, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 14 – Income Taxes
As of October 1, 2022 and January 1, 2022, the Company had net deferred income tax liabilities of $21,097 and $25,385, respectively. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where we have a future obligation for tax purposes.
The Company's effective income tax rate was 7.3% and 17.2% during the three and nine months ended October 1, 2022, respectively, and 28.1% and 24.0% during the three and nine months ended October 2, 2021, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate in 2022 was primarily due to an increase in federal credits recorded in the third quarter, including additional prior year credits, and the recognition of excess tax benefits from stock-based payments in the second and third quarter. The difference between the effective income tax rate and the combined statutory federal and state income tax rate in 2021 was primarily due to the recognition of tax expense resulting from the reduction of federal tax credits recorded in the third quarter and the recognition of excess tax benefits from stock-based payments in the second quarter.
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
The Company evaluates the performance of these reportable segments based on their respective operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. The following tables set forth summarized financial information concerning our reportable segments:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Gross revenues
INF	$98,754	$99,365	$301,354	$284,653
BTS	58,579	51,381	180,364	133,804
GEO	46,742	34,807	115,242	99,694
Total gross revenues	$204,075	$185,553	$596,960	$518,151

Segment income before taxes
INF	$17,692	$17,628	$53,149	$53,589
BTS	10,171	10,299	35,606	24,065
GEO	12,588	9,476	28,727	23,502
Total Segment income before taxes	40,451	37,403	117,482	101,156
Corporate(1)	(23,131)	(19,928)	(66,810)	(59,460)
Total income before taxes	$17,320	$17,475	$50,672	$41,696
(1) Includes amortization of intangibles of $8,045 and $24,364 for the three and nine months ended October 1, 2022, respectively, and $8,487 and $24,984 for the three and nine months ended October 2, 2021, respectively.
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

	Three Months Ended October 1, 2022				Nine Months Ended October 1, 2022
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$98,754	$50,039	$45,205	$193,998	$301,354	$157,560	$112,667	$571,581
Foreign	—	8,540	1,537	10,077	—	22,804	2,575	25,379
Total gross revenues	$98,754	$58,579	$46,742	$204,075	$301,354	$180,364	$115,242	$596,960

	Three Months Ended October 2, 2021				Nine Months Ended October 2, 2021
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$99,365	$45,797	$33,862	$179,024	$284,653	$120,813	$97,726	$503,192
Foreign	—	5,584	945	6,529	—	12,991	1,968	14,959
Total gross revenues	$99,365	$51,381	$34,807	$185,553	$284,653	$133,804	$99,694	$518,151

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
    Gross revenue by customer were as follows:

	Three Months Ended October 1, 2022				Nine Months Ended October 1, 2022
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$78,643	$15,812	$37,942	$132,397	$237,901	$46,708	$92,576	$377,185
Private sector	20,111	42,767	8,800	71,678	63,453	133,656	22,666	219,775
Total gross revenues	$98,754	$58,579	$46,742	$204,075	$301,354	$180,364	$115,242	$596,960

	Three Months Ended October 2, 2021				Nine Months Ended October 2, 2021
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$77,635	$16,065	$21,940	$115,640	$223,096	$52,950	$64,760	$340,806
Private sector	21,730	35,316	12,867	69,913	61,557	80,854	34,934	177,345
Total gross revenues	$99,365	$51,381	$34,807	$185,553	$284,653	$133,804	$99,694	$518,151

    Gross revenues by contract type were as follows:

	Three Months Ended October 1, 2022				Nine Months Ended October 1, 2022
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$94,199	$48,702	$46,671	$189,572	$288,525	$127,194	$114,954	$530,673
Fixed-unit price contracts	4,555	9,877	71	14,503	12,829	53,170	288	66,287
Total gross revenues	$98,754	$58,579	$46,742	$204,075	$301,354	$180,364	$115,242	$596,960

	Three Months Ended October 2, 2021				Nine Months Ended October 2, 2021
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$95,154	$35,873	$34,787	$165,814	$271,935	$96,035	$99,497	$467,467
Fixed-unit price contracts	4,211	15,508	20	19,739	12,718	37,769	197	50,684
Total gross revenues	$99,365	$51,381	$34,807	$185,553	$284,653	$133,804	$99,694	$518,151
Note 16 – Leases
The Company primarily leases property under operating leases and has seven equipment operating leases for aircrafts used by the operations of QSI. The Company's property operating leases consist of various office facilities. The Company uses a portfolio approach to account for such leases due to the similarities in characteristics and apply an incremental borrowing rate based on estimates of rates the Company would pay for senior collateralized loans over a similar term. The Company's office leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for lease components (e.g. fixed payments including rent, real estate taxes and common area maintenance costs) as a single lease component. Some of the Company's leases include one or more options to renew the lease term at its sole discretion; however, these are not included in the calculation of its lease liability or right-of-use ("ROU") lease asset because they are not reasonably certain of exercise.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Leases	Classification	October 1, 2022	January 1, 2022
Assets
Operating lease assets	Right-of-use lease asset, net (1)	$38,008	$44,260
Finance lease assets	Property and equipment, net (1)	1,926	2,197
Total leased assets		$39,934	$46,457

Liabilities
Current
Operating	Accrued liabilities	$(13,011)	$(12,897)
Finance	Current portion of notes payable and other obligations	(1,017)	(1,225)
Noncurrent
Operating	Other long-term liabilities	(27,074)	(33,169)
Finance	Notes payable and other obligations, less current portion	(928)	(990)
Total lease liabilities		$(42,030)	$(48,281)
(1) At October 1, 2022, operating right of-use lease assets and finance lease assets are recorded net of accumulated amortization of $34,734 and $4,538, respectively. At January 1, 2022, operating right-of-use lease assets and finance lease assets are recorded net of accumulated amortization of $29,257 and $3,643, respectively.

    Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Weighted - Average Remaining Lease Term (Years)	October 1, 2022	January 1, 2022
Operating leases	4.1	4.5
Finance leases	1.1	1.6

Weighted - Average Discount Rate
Operating leases	3.8%	4.0%
Finance leases	7.0%	7.0%

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
    Supplemental cash flow information related to the Company's operating and finance lease liabilities is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Operating cash flows from operating leases	$3,455	$3,467	$10,335	$10,514
Financing cash flows from finance leases	$291	$327	$915	$921
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,260	$4,398	$3,186	$6,780
    The following tables summarize the components of lease cost recognized in the consolidated statements of net income and comprehensive income:

		Three Months Ended	Nine Months Ended
Lease Cost	Classification	October 1, 2022	October 1, 2022
Operating lease cost	Facilities and facilities related	$4,027	$11,719
Variable operating lease cost	Facilities and facilities related	1,011	2,750
Finance lease cost
Amortization of financing lease assets	Depreciation and amortization	287	912
Interest on lease liabilities	Interest expense	24	89
Total lease cost		$5,349	$15,470

		Three Months Ended	Nine Months Ended
Lease Cost	Classification	October 2, 2021	October 2, 2021
Operating lease cost	Facilities and facilities related	$3,872	$11,525
Variable operating lease cost	Facilities and facilities related	510	1,441
Finance lease cost
Amortization of financing lease assets	Depreciation and amortization	339	931
Interest on lease liabilities	Interest expense	39	117
Total lease cost		$4,760	$14,014

    As of October 1, 2022, maturities of the Company's lease liabilities under its long-term operating leases and finance leases for the next five fiscal years and thereafter are as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2022	$3,842	$976
2023	13,346	521
2024	10,065	258
2025	7,105	218
2026	4,637	34
Thereafter	4,193	9
Total lease payments	43,188	2,016
Less: Interest	(3,103)	(71)
Present value of lease liabilities	$40,085	$1,945

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 17 – Employee Benefit Plan
The Company sponsors 401(k) plans for which employees meeting certain age and length of service requirements may contribute up to the defined statutory limit. In 2022 the Company is offering a 401(k) Profit Sharing match for participating employees equal to 50% of contributions into the plan up to the first 6% of eligible compensation. The match will be allocated 25% in cash to the retirement plan and 75% in restricted stock awards (“RSA’s”) under the NV5 Incentive Plan with a three-year vesting. This annual match will be made after the completion of the plan year and employees must be employed on December 31st of the plan year to receive the match. The RSA’s to be issued are deemed to be liability-classified awards that will be recognized over the applicable service period. The awards will be remeasured to fair value each reporting period until the unvested RSAs are granted.

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
Recent Acquisitions
    We completed four acquisitions during 2022. The aggregate purchase price of all four acquisitions was $13,776, including $4,994 in cash, a $2,500 promissory note, $433 of our common stock, and potential earn-outs of up to $15,850 payable in cash and common stock, which were recorded at an estimated fair value of $5,849. An option-based model was used to determine the fair value of the earn-outs, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2022 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, certain fixed assets, and the fair value of the earn-outs.
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
Results of Operations
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Gross revenues	$204,075	$185,553	$596,960	$518,151
Direct costs	104,140	93,726	303,959	256,347
Gross profit	99,935	91,827	293,001	261,804
Operating expenses	81,612	72,877	239,525	214,746
Income from operations	18,323	18,950	53,476	47,058
Interest expense	(1,003)	(1,475)	(2,804)	(5,362)
Income tax expense	(1,257)	(4,902)	(8,699)	(10,005)
Net income	$16,063	$12,573	$41,973	$31,691
Three Months Ended October 1, 2022 Compared to the Three Months Ended October 2, 2021
Gross Revenues
Our consolidated gross revenues increased by $18,522, or 10.0%, for the three months ended October 1, 2022 compared to the three months ended October 2, 2021. The increase in gross revenues was primarily due to incremental revenues of $11,853 from acquisitions completed since the third quarter of 2021 and increases in our geospatial solution services of $10,282 and our LNG business of $2,180. These increases were partially offset by decreases in our real estate transactional services of $4,988.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 49.0% and 49.5% for the three months ended October 1, 2022 and October 2, 2021, respectively. The decrease in gross profit margin was primarily due to a change in the mix of work performed. As a percentage of gross revenues, sub-consultant services and other direct costs increased 0.9% and 0.3%, respectively. These increases were partially offset by decreases in direct salaries and wages as a percentage of gross revenues of 0.7%. The increase in sub-consultant expenses as a percentage of gross revenues was primarily driven by the mix of business in our geospatial solution services.

Operating expenses
Our operating expenses increased $8,735, or 12.0%, for the three months ended October 1, 2022 compared to the three months ended October 2, 2021. The increase in operating expenses primarily resulted from increased payroll costs of $5,073 and general and administrative expenses of $3,752. The increase in payroll costs was primarily driven by an increase in employees as compared to the prior year period primarily driven by our 2021 acquisitions and an increase in stock-based compensation. The increase in general and administrative expenses was primarily driven by acquisitions. The increases in general and administrative expenses were primarily in the areas of information technology costs, travel expenses, and professional fees.

    Interest Expense
Our interest expense decreased $472 for the three months ended October 1, 2022 compared to the three months ended October 2, 2021. The decrease in interest expense primarily resulted from the reduction in our Senior Credit Facility indebtedness, partially offset by a higher weighted average interest rate.

    Income taxes
Our effective income tax rate was 7.3% and 28.1% for the three months ended October 1, 2022 and October 2, 2021, respectively. The decrease in the effective tax rate was primarily the result of additional tax benefit resulting from an increase in net federal tax credits of $1,960 and an increase in excess tax benefits from stock-based payments of $752. The increase in excess tax benefits from stock-based payments resulted from the increase in our stock price.

    Net income
Our net income increased $3,490, or 27.8%, for three months ended October 1, 2022 compared to three months ended October 2, 2021. The increase was primarily a result of an increase in gross profit of $8,108 and a lower effective income tax rate, partially offset by increases in payroll costs of $5,073 and general and administrative expenses of $3,752.
Nine Months Ended October 1, 2022 Compared to the Nine Months Ended October 2, 2021
Gross Revenues
Our consolidated gross revenues increased by $78,809, or 15.2%, for the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021. The increase in gross revenues was primarily due to incremental revenues of $44,541 from acquisitions completed since the beginning of fiscal 2021 and increases in our geospatial solution services of $11,845, power delivery and utility services of $10,342, international engineering and consulting services of $5,810, testing, inspection and consulting of $3,061, and other services of $3,210.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 49.1% and 50.5% for the nine months ended October 1, 2022 and October 2, 2021, respectively. The decrease in gross profit margin was primarily due to a change in the mix of work performed. As a percentage of gross revenues, sub-consultant services and other direct costs increased 2.3% and 0.7%, respectively. These increases were partially offset by decreases in direct salaries and wages as a percentage of gross revenues of 1.6%. The increase in sub-consultant expenses as a percentage of gross revenues was primarily driven by a higher mix of business related to our real estate transactional business, driven by an acquisition, and our geospatial solution services. The increase in other direct costs as a percentage of gross revenue was primarily due to cyclical trends in our LNG business.
Operating expenses
Our operating expenses increased $24,779, or 11.5%, for the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021. The increase in operating expenses primarily resulted from increased payroll costs of $14,958 and general and administrative expenses of $9,720. The increase in payroll costs was primarily driven by an increase in employees as compared to the prior year period primarily driven by our 2021 acquisitions and an increase in stock-based compensation. The increase in general and administrative expenses was primarily driven by acquisitions. The increases in general and administrative expenses were primarily in the areas of information technology costs, travel expenses, and professional fees.

    Interest Expense
Our interest expense decreased $2,558 for the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021. The decrease in interest expense primarily resulted from the reduction in our Senior Credit Facility indebtedness.

    Income taxes
Our effective income tax rate was 17.2% and 24.0% for the nine months ended October 1, 2022 and October 2, 2021, respectively. The decrease in the effective tax rate was primarily the result of additional tax benefit resulting from an increase in net federal tax credits of $1,960 and an increase in excess tax benefits from stock-based payments of $899. The increase in excess tax benefits from stock-based payments resulted from the increase in our stock price.

    Net income
Our net income increased $10,282, or 32.4%, for nine months ended October 1, 2022 compared to nine months ended October 2, 2021. The increase was primarily a result of an increase in gross profit of $31,197, a decrease in interest expense of $2,558, and a lower effective income tax rate, partially offset by increases in payroll costs of $14,958 and general and administrative expenses of $9,720.
Segment Results of Operations
The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Gross revenues
INF	$98,754	$99,365	$301,354	$284,653
BTS	58,579	51,381	180,364	133,804
GEO	46,742	34,807	115,242	99,694
Total gross revenues	$204,075	$185,553	$596,960	$518,151

Segment income before taxes
INF	$17,692	$17,628	$53,149	$53,589
BTS	$10,171	$10,299	$35,606	$24,065
GEO	$12,588	$9,476	$28,727	$23,502
For additional information regarding our reportable segments, see Note 15, Reportable Segments, of the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Three Months Ended October 1, 2022 Compared to Three Months Ended October 2, 2021
INF Segment
Our gross revenues from INF decreased $611, or 0.6%, during the three months ended October 1, 2022 compared to the three months ended October 2, 2021.
Segment Income before Taxes from INF increased $64, or 0.4%, during the three months ended October 1, 2022 compared to the three months ended October 2, 2021. The increase was primarily due to increased gross margins in our LNG business, partially offset by decreased gross revenues.
BTS Segment
Our gross revenues from BTS increased $7,198, or 14.0%, during the three months ended October 1, 2022 compared to the three months ended October 2, 2021. The increase in gross revenues was due to incremental gross revenues of $10,151 from acquisitions completed since the third quarter of 2021 and increases in our international engineering and consulting services of $1,507, partially offset by decreases in our real estate transactional services of $4,988.

Segment Income before Taxes from BTS decreased $128, or 1.2% during the three months ended October 1, 2022 compared to the three months ended October 2, 2021. The decrease was primarily due to lower margins due to the mix of business related to our real estate transactional services, partially offset by increased gross revenues.
GEO Segment
    Our gross revenues from GEO increased $11,935, or 34.3%, during the three months ended October 1, 2022 compared to the three months ended October 2, 2021. The increase was primarily related to increases in geospatial business activity.
    Segment Income before Taxes from GEO increased $3,112, or 32.8%, during the three months ended October 1, 2022 compared to the three months ended October 2, 2021. The increase was primarily due to increased gross revenues.
Nine Months Ended October 1, 2022 Compared to Nine Months Ended October 2, 2021
INF Segment
Our gross revenues from INF increased $16,701, or 5.9%, during the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021. The increase in gross revenues was due to increases in our power delivery and utility services of $10,342, testing, inspection, and consulting of $3,061, and other services of $3,298.
Segment Income before Taxes from INF decreased $440, or 0.8%, during the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021. The decrease was primarily due to lower gross margins in our LNG business.
BTS Segment
Our gross revenues from BTS increased $46,560, or 34.8%, during the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021. The increase in gross revenues was due to incremental gross revenues of $40,110 from acquisitions completed since the beginning of fiscal 2021 and increases in our international engineering and consulting services of $5,810.
Segment Income before Taxes from BTS increased $11,541, or 48.0% during the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021. The increase was primarily due to increased gross revenues.
GEO Segment
    Our gross revenues from GEO increased $15,548, or 15.6%, during the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021. The increase was due to incremental gross revenues of $3,703 from acquisitions completed since the beginning of fiscal 2021 and $11,845 related to increases in geospatial business activity.
    Segment Income before Taxes from GEO increased $5,225, or 22.2%, during the nine months ended October 1, 2022 compared to the nine months ended October 2, 2021. The increase was primarily due to increased gross revenues.
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

Operating activities
Net cash provided by operating activities was $80,391 for the nine months ended October 1, 2022, compared to $78,071 during the nine months ended October 2, 2021. The increase was a result of the growth in our net income primarily driven by higher gross revenues, partially offset by changes in our working capital. The changes in our working capital that decreased cash flows were primarily a result of decreases in accounts payable of $9,303 and increases in prepaid expenses and other assets of $3,945. The increases in prepaid expenses and other assets resulted from a $2,489 increase in prepaid income taxes and a $1,341 increase in prepaid insurance. These decreases were partially offset by increases in advanced billings of $5,331 primarily related to timing of liquefied natural gas project billing cycles.
Investing activities
During the nine months ended October 1, 2022 and October 2, 2021, net cash used in investing activities totaled $19,807 and $29,440, respectively. The decrease in cash used in investing activities was primarily a result of decreased cash paid for acquisitions of $18,549, partially offset by increases in property and equipment purchases of $8,160 primarily as a result of investments in our geospatial business.
Financing activities

    Net cash flows used by financing activities totaled $54,393 during the nine months ended October 1, 2022 compared to net cash flows provided by financing activities of $7,857 during the nine months ended October 2, 2021. The increase in cash used in financing activities was primarily a result of payments on our Senior Credit Facility of $45,000 during fiscal 2022 and an increase in contingent consideration payments of $934. During the nine months ended October 2, 2021 we received $172,500 from our common stock public offering and used the proceeds to make principal payments on our Senior Credit Facility of $283,832 and made common stock public offering cost payments to our underwriters of $10,657.
Financing
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), we amended and restated our Credit Agreement (the "Second A&R Credit Agreement"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of our subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of our assets. The Second A&R Credit Agreement also includes an accordion feature permitting us to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of October 1, 2022 and January 1, 2022, the outstanding balance on the Second A&R Credit Agreement was $53,750 and $98,750, respectively.
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on our consolidated leverage ratio. As of October 1, 2022 our interest rate was 3.8%.
The Second A&R Credit Agreement contains financial covenants that require us to maintain a consolidated net leverage ratio (the ratio of our pro forma consolidated net funded indebtedness to our pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
    These financial covenants also require us to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of October 1, 2022, we were in compliance with the financial covenants.
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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $185 and $556 during the three and nine months ended October 1, 2022, respectively, and $571 and $1,024 during the three and nine months ended October 2, 2021, respectively.
Other Obligations
We have aggregate obligations related to acquisitions of $8,309, $13,193, $4,275, $1,373, and $1,373, due in the remainder of fiscal 2022, 2023, 2024, 2025, and 2026, respectively. As of October 1, 2022, our weighted average interest rate on other outstanding obligations was 2.3%.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of October 1, 2022, there was $53,750 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $538 annually.
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
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
For a description of our material legal proceedings, please see Note 12, Commitments and Contingencies, in the notes to the unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS.
There have been no material changes to any of the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 1, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
In September 2022, we agreed to issue $100 of shares of our common stock as partial consideration in an acquisition and up to $100 of additional shares of our common stock as contingent consideration based on the then-current market price on the first and second earn-out target dates. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
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

NV5 GLOBAL, INC.

/s/ Edward Codispoti
Date: November 4, 2022	Edward Codispoti Chief Financial Officer (Principal Financial and Accounting Officer)