Form 10-K
period 2022-12-31
NV5 Global, Inc.
filed 2023-02-24
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.6 billion. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 17, 2023, there were 15,529,919 shares outstanding of the registrant’s common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2023 definitive Proxy Statement are incorporated by reference into Part III of this Form 10-K.

NV5 GLOBAL, INC.
FORM 10-K ANNUAL REPORT

Cautionary Statement about Forward Looking Statements
Our disclosure and analysis in this Annual Report on Form 10-K and in our 2022 Annual Report to Stockholders, including all documents incorporated by reference, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “project,” “may,” “might,” “should,” “would,” “will,” “likely,” “will likely result,” “continue,” “could,” “future,” “plan,” “possible,” “potential,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy,” and other words and terms of similar meaning, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance.
Forward-looking statements are not historical factors and should not be read as a guarantee or assurance of future performance or results, and will not necessarily be accurate indications of the times at, or by, or if such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith beliefs, expectations, and assumptions as of that time with respect to future events. Because forward-looking statements relate to the future, they are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•our ability to retain the continued service of our key professionals and to identify, hire, and retain additional qualified professionals,
•changes in demand from the local and state government and private clients that we serve,
•any material outbreak or material escalation of international hostilities, including developments in the conflict involving Russia and the Ukraine, and the economic consequences of related events such as the imposition of economic sanctions and resulting market volatility,
•changes in general domestic and international economic conditions such as inflation rates, interest rates, tax rates, higher labor and healthcare costs, recessions, and changing government policies, laws, and regulations, including those relating to energy efficiency,
•the U.S. government and other governmental and quasi-governmental budgetary and funding approval process,
•the ongoing effects of the global COVID-19 pandemic,
•our ability to successfully execute our mergers and acquisitions strategy, including the integration of new companies into our business,
•the possibility that our contracts may be terminated by our clients,
•our ability to win new contracts and renew existing contracts,
•competitive pressures and trends in our industry and our ability to successfully compete with our competitors,
•our dependence on a limited number of clients,
•our ability to complete projects timely, in accordance with our customers’ expectations, or profitability,
•our ability to successfully manage our growth strategy,
•our ability to raise capital in the future,
•the credit and collection risks associated with our clients,
•our ability to comply with procurement laws and regulations,
•weather conditions and seasonal revenue fluctuations that may adversely impact our financial results,
•the enactment of legislation that could limit the ability of local, state, and federal agencies to contract for our privatized services,

•our ability to complete our backlog of uncompleted projects as currently projected,
•the risk of employee misconduct or our failure to comply with laws and regulations,
•our ability to control, and operational issues pertaining to, business activities that we conduct with business partners and other third parties,
•our need to comply with a number of restrictive covenants and similar provisions in our senior credit facility that generally limit our ability to (among other things) incur additional indebtedness, create liens, make acquisitions, pay dividends, and undergo certain changes in control, which could affect our ability to finance future operations, acquisitions or capital needs,
•significant influence by our principal stockholder and the existence of certain anti-takeover measures in our governing documents, and
•other factors identified throughout this Annual Report on Form 10-K, including those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”
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

PART I
ITEM 1.    BUSINESS
Overview
    NV5 Global is a provider of technology, conformity assessment, and consulting solutions to public and private sector clients in the infrastructure, utility services, construction, real estate, environmental, and geospatial markets, operating nationwide and abroad. The Company's clients include the U.S. Federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to:

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
During our 73 years in the engineering and consulting business, we have worked and continue to work with many clients including (in alphabetical order):

Airports	Commercial
Boston Logan Airport, MA	Bronx Zoo Astor Court Reconstruction, NY
Chicago O’Hare International Airport, IL	Cleveland Museum of Art, OH
Dallas Fort Worth International Airport, TX	Las Vegas City Hall, NV
Fort Lauderdale Hollywood International Airport, FL	Manhattan Waterfront Greenway Improvement, NY
JFK International Airport, NY	Massachusetts Division of Capital Asset Management, MA
Los Angeles World Airports, CA	Rose Bowl Stadium, CA
McCarran International Airport, NV	The National World War II Museum, LA
Miami International Airport, FL	Healthcare
Orlando International Airport, FL	Atrium Health, NC
San Diego International Airport, CA	Boston Children's Hospital, MA
Education and Public Institutions	Cleveland Clinic, OH
Colorado State University	Tufts Medical Center, MA
Florida State University, FL	University of Kansas Medical Center, KS

Harvard University, MA	Military
Michigan State University, MI	Peterson Air Force Base, CO
Princeton University, NJ	U.S. Army Corp Engineers
Rutgers University, NJ	U.S. Department of Defense
Rice University, TX	U.S. Department of Veteran Affairs
Stanford University, CA	Power and Utilities
University of San Diego, CA	Duke Energy, NC
University of Illinois, IL	Florida Power and Light, FL
University of Iowa, IA	Minnesota Power, MN
University of Maryland, MD	National Grid
University of Massachusetts, MA	New York Power Authority, NY
University of Miami, FL	NextEra Energy, FL
University of Minnesota, MN	PECO Energy Company
University of North Carolina, NC	Piedmont Natural Gas, NC
University of Texas, TX	Portland General Electric, OR
University of Utah, UT	Potomac Electric Power Company
University of Virginia, VA	Sabal Trail Transmission Company
Wake Forest University, NC	San Diego Gas & Electric, CA
Federal, State, Municipal and Local Government Agencies	Southern California Gas Company, CA
Broward County, FL	Spectra Energy, TX
California Department of Resources	Transportation
City of Albuquerque, NM	California Department of Transportation, or Caltrans, CA
City of Austin, TX	California High Speed Rail, CA
City of Bakersfield, CA	Caldecott Tunnel
City of Carlsbad, CA	Colorado Department of Transportation
City of Colorado Springs, CO	County of Merced, CA
City of Fresno, CA	Florida Department of Transportation
City of Miami, FL	Georgia Department of Transportation
City of Oceanside, CA	Illinois Department of Transportation
City of Pasadena, CA	Macau Light Rail System
City of Philadelphia, PA	Massachusetts Port Authority
City of Phoenix, AZ	New Jersey Department of Transportation, NJ
City of Sacramento, CA	New Jersey Turnpike Authority, NJ
City of San Diego, CA	New Mexico Department of Transportation
Commonwealth of Kentucky	New York Department of Transportation, NY
County of San Diego, CA	North Carolina Department of Transportation
Imperial County, CA	Oregon Department of Transportation
Kentucky Commonwealth Office of Technology	Port Authority of New York and New Jersey
Los Angeles Department of Public Works, CA	South Carolina Department of Transportation
Miami-Dade County, FL	Utah Department of Transportation, UT
Minnesota Department of Natural Resources	Wisconsin Department of Transportation
Montana Department of Natural Resources and Conservation	Water
New York City Economic Development Corporation, NY	California Department of Water Resources
New York Department of Environmental Protection	Colorado Water Conservation Board
New York City Housing Authority, NY	Metropolitan Water District of Southern California, CA
New York City Parks, NY	National Oceanic and Atmospheric Administration (NOAA)
North Carolina Department of Information Technology	Poseidon Desalination Plant, CA

North Central Texas Government	South Florida Water Management District, FL
Oregon Geospatial Enterprise Office	Southwest Florida Water Management District
Oregon LiDAR Consortium
San Diego County, CA
Santa Clara County Government, CA
U.S. Bureau of Land Management
U.S. Department of Energy
U.S. Department of Homeland Security
U.S. Environmental Protection Agency
U.S. Geological Survey (USGS)
Washington Department of Natural Resources
Worcester Housing Authority
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
Strong, long-term client relationships. By combining local market experience and providing our clients expert services in multiple verticals, we have developed strong relationships with our core clients. Some of our professionals have worked with key clients for decades, including government transportation agencies, public utilities, and local or state municipalities. By serving as a long-term partner with our clients, we gain a deeper understanding of their overall business needs as well as the unique technical requirements of their projects.
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

Industry-recognized quality of service. We have developed a strong reputation for quality service based upon our industry-recognized depth of experience, ability to attract and retain quality professionals, expertise across multiple service sectors, and our commitment to strategic growth. During the past several years, we have received many industry awards and national rankings, including:

●	Engineering News-Record Top 500 Design Firms (#24 in 2022, #27 in 2021, #27 in 2020, #34 in 2019, and #45 in 2018)	●	Fortune Magazine's 100 Fastest Growing Firms List (2020, 2019 and 2018)
●	Engineering News-Record Top 100 Pure Designers (#14 in 2022, #14 in 2021, #13 in 2020, #18 in 2019, and #25 in 2018)	●	Environmental Business Journal Achievement Award in Mergers & Acquisitions (2020 and 2013-2018)
●	Engineering News-Record Top 200 Environmental Firms (#58 in 2022, #72 in 2021, #92 in 2020, and #89 in 2019)	●	Environmental Business Journal Achievement Award in Technical Achievement (2021)
●	Engineering News-Record Top 20 Design Firm by Sector: Power List (#12 in 2022, #13 in 2021, #18 in 2020, and #20 in 2019)	●	Environmental Analyst Top 100 Environmental & Sustainability Consultancy Firms (#15 in 2021)
●	Engineering News-Record Top 20 Design Firm by Sector: Water List (#17 in 2022 and #18 in 2021)	●	Environmental Business Journal's Top 600 Environmental Consulting & Engineering Firms (#46 in 2021)
●	Engineering News-Record Top 50 Designers in International Markets List (#48 in 2022 and #50 in 2021)	●	Environmental Business Journal Achievement Award in Business Achievement - Large Firms (2020)
●	Engineering News-Record Top California Design Firms (#8 in 2021 and #9 in 2020)	●	Environmental Business Journal Gold Achievement Award in Business Achievement (2018 and 2017)
●	Engineering News-Record Top 225 International Design Firms (2022, 2021, 2020, 2019 and 2018)	●	Building Design + Construction Magazine's Top 70 Hotel Engineering Firms (#1 in 2019, #2 in 2018)
●	Engineering News-Record Top 150 Global Firms - (#62 in 2021, #60 in 2020, #70 in 2019, and #87 in 2018)	●	American Consulting Engineers Council - New York Engineering Excellence Awards - 2018 Diamond Award for Freshkills Park Road Project
●	Building Design + Construction Magazine's Giants 300 Report - #8 (2021), #6 (2020), #5 (2019), and #9 (2018) Engineering/Architecture Firm	●	American General Contractors - New Mexico, 2018 Best Buildings Award for Gila Catwalk Trail
●	Consulting-Specifying Engineer Magazine Commissioning Giants List - (#19 in 2022, #19 in 2021, #10 in 2020, and #12 in 2019)	●	2012-2022 Advisory Board at Harvard Graduate School of Design for Sustainable Infrastructure
●	Consulting-Specifying Engineer Magazine MEP Giants List - (#18 in 2022, #18 in 2021, #19 in 2020, #17 in 2019, and #36 in 2018 )	●	American Consulting Engineers - New York Engineering Excellence Awards - 2018 Platinum Award for Coastal Resiliency in Broad Channel Project
●	Forbes America's Best Small Companies (2022)	●	Environmental Business Journal Gold Achievement Award in Business Achievement (2018 and 2017)
Growth Strategies
We intend to pursue the following growth strategies as we seek to expand our market share and position ourselves as a preferred, single-source provider of professional, engineering, and technical consulting services to our clients:
Seek strategic acquisitions to enhance or expand our services offerings. We seek acquisitions that allow us to expand or enhance our capabilities in existing service offerings, supplement existing service offerings with new, closely related service offerings, and expand the geographic footprint of our operations. In the analysis of new acquisitions, we pursue opportunities that provide the critical mass necessary to function as a profitable operation, that complement existing operations, and that have a strong potential for organic growth. We believe that expanding our business through strategic acquisitions will give us economies of scale in the areas of finance, human resources, marketing, administration, information technology, and legal, while also providing cross-selling opportunities among our service offerings. For information on our recent acquisitions, refer to the “Recent Acquisitions” section included under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.
Continue to focus on public sector clients while building private sector client capabilities. We have historically derived the majority of our revenue from public and quasi-public sector clients. For the fiscal years 2022, 2021, and 2020, approximately 64%, 65%, and 68%, respectively, of our gross revenues were attributable to public and quasi-public sector clients. During unsteady economic periods, we have focused on public sector business opportunities resulting from public agency outsourcing. We are also positioned to address the challenges presented by the aging infrastructure system of the U.S., and the need to provide solutions for transportation, energy, water, and wastewater requirements. However, we also seek to obtain additional clients in the private sector, which typically experiences greater growth during times of economic expansion, by networking, participating in certain organizations, and monitoring private project databases. We will continue to pursue private sector clients when such opportunities present themselves. We believe our ability to service the needs of both public and private sector clients gives us the flexibility to seek and obtain engagements regardless of the current economic conditions.
Strengthen and support our human capital. Our experienced employees and management team are our most valuable resources. Attracting, training, and retaining key personnel has been and will remain critical to our success. To achieve our human capital goals, we intend to remain focused on providing our personnel with entrepreneurial opportunities to expand our business within their areas of expertise. Our leaders, managers, and employees are provided an opportunity to participate in our equity incentive plan. We believe stock ownership promotes a performance-driven, long-term focus that aligns employees' interests with the interests of other NV5 shareholders. We will continue to provide our personnel with personal and professional growth opportunities, including additional training, performance-based incentives such as opportunities for stock ownership, and other competitive benefits.
Reportable Segments
Our operations are organized into the following three operating and reportable segments:
Infrastructure ("INF"), includes our engineering, civil program management, utility services, and construction quality assurance, testing and inspection practices.
Building, Technology & Sciences ("BTS"), includes our environmental health sciences, clean energy consulting, buildings and program management, and MEP & technology design practices.
Geospatial Solutions ("GEO"), includes our geospatial solution practices.
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
Power delivery. Our power delivery services include both electrical power delivery (such as substation engineering, overhead and underground electrical transmission, and distribution design, and site civil engineering) and gas distribution and transmission services (such as pipeline design, pipeline integrity evaluations, and regulator metering station design). These services facilitate the development of comprehensive plans and improvements that lead to lower operational costs and improved efficiency.
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
Testing, Inspection, and Consulting
We provide testing, inspection, and consulting services with respect to diverse projects including municipalities, departments of transportation, public and private buildings, major mixed-use projects, hospitals, senior living facilities, professional sports stadiums, cultural and performing arts centers, airports, hotels, hospitals and health care facilities, major public and private universities, and K-12 school districts. We offer these services on an “a la carte” or integrated start-to-finish basis that is intended to guide a client through each phase of a construction project. Our testing, inspection and consulting services generally include geotechnical studies, site inspections, audits, and evaluations of materials and workmanship necessary to determine and document the quality of the constructed facility. Before a project commences, we offer our clients a variety of assessment services, including environmental, geotechnical, and structural suitability. We perform these pre-construction evaluations in order to help detect any potential problems with the proposed site that could prevent or complicate the successful completion of the project. In addition, we evaluate the onsite building conditions and recommend the best methods and materials for site preparation, excavation, and building foundations.
During development, we help our clients design a comprehensive construction plan, including a summary of planned construction activities, sequence, critical path elements, interrelationships, durations, and terminations. Construction planning services may also include developing procedures for project management, the change order process, and technical records handling methodology. We offer inspection services for each phase of a project, including excavation, foundations, structural framing, mechanical heating and air conditioning systems, electrical systems, underground utilities, and building water proofing systems. Where applicable, we employ additional methods to test materials and building quality. We maintain contact with our clients’ program managers and, as issues are detected or anticipated, help them identify the most appropriate, cost-effective solutions. We periodically provide construction progress inspections and assessment reports. When a project is complete, we prepare an evaluation report of the project and certify the inspections for the client. After construction, we offer periodic building inspection services to ensure that the building is maintained in accordance with applicable building codes and other local ordinances to maximize the life of the project. We also offer indoor environmental quality testing during this period.
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
Forensic consulting. In the event of damage to a structure by natural or man-made causes, our professional staff is qualified to provide forensic consulting and analysis as well as expert witness services. We provide a wide variety of forensic consulting services, including studies related to building code compliance, environmental compliance, building envelope, water intrusion, and claims involving insurance.
Civil Program Management
Civil program management provides for transportation and water infrastructure projects, including our construction management activities. Our services consist of providing a wide variety of governmental outsourcing services and consulting services that assist agencies with compliance related to technical government regulations, technical and industry standards. We offer a broad array of technical outsourcing services, including staff augmentation and traffic studies. Our program management services are not performed on an at-risk basis; services are performed under a unit price fee arrangement, which is not outcome-based.
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
•Mechanical – HVAC system design, air quality management, building automation and control, and sustainability consulting
•Electrical – code consulting, infrastructure design, standby power, building automation, intelligent lighting control, and solar power
•Plumbing – needs analysis, system design, construction administration, and evaluation for fresh, waste, and water system design, gas supply systems, drainage systems, and water conservation and recovery
Commissioning. We provide our clients with a collaborative resource, ensuring that building owners and operators benefit from improved systems performance. Our proprietary Lifecycle Commissioning ® is a systematic, engineering-based process that optimizes building efficiency from initial project concept to decommissioning. In addition, we provide retro-commissioning on existing facilities not originally commissioned which can result in energy consumption savings.

Energy Performance, Management, and Optimization. We assist building owners and operations in the reduction of both energy and operational costs. We help our clients to identify and implement energy performance strategies that improve operating efficiency and reduce greenhouse gas emissions, which entails load shaping and efficiency, fuel switching, aggregation, cogeneration, and other renewable energy alternatives. Our energy performance services include energy master planning, energy assessments, integrated management of energy supply and demand, renewable energy, smart grid systems, cogeneration, load response strategies and systems, energy modeling, and energy star. We expect demand for these services to rise as a focus on energy efficiency services at our federal government and private sector clients has grown strong in recent years.
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
Building Program Management. We provide services for vertical construction projects, including project controls and Building Information Modeling services. The construction and program management phase includes plan review, bid and award assessment, monitoring services for active construction sites, scheduling assistance, drawing review, permit, approval and review processing, contractor, designer and agency coordination, cost control management, progress payment management, change order administration, compliance inspections, and evaluation of cost reduction methods.
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
Environmental Services
The environmental services we offer include occupational health, safety, and environmental consulting and testing as well as environmental real estate transactional services. More specifically, our experts investigate and analyze environmental conditions both outside and inside a building, and recommend corrective measures and procedures needed to comply with workplace occupational health and safety programs. Our occupational health and safety services include workplace safety audits, ergonomics studies, emergency preparedness plans and response services, and workplace monitoring in regulated industries. We also specialize in the provision of radiation exposure and protection services, as well as nuclear safety and industrial hygiene analyses. We have actively expanded NV5's nationwide capabilities in recent years to support our clients' environmental and sustainability initiatives, including sustainable infrastructure, clean energy, energy efficiency, environmental compliance, and water and natural resource management.
Environmental services also include hydrogeological modeling and environmental programs that assist our public agencies and private clients to comply with U.S. Federal, state, and local requirements for groundwater resource assessments, water resource planning, monitoring and environmental management of wastewater facilities, solid waste landfill investigations, permitting and compliance, storm water pollution, environmental impact statement support, agricultural waste management and permitting, and wetland evaluations.
Geospatial Solutions
Our geospatial solutions include a full spectrum of geospatial data analytic capabilities that leverage leading-edge remote sensing technology and proprietary solutions. More specifically, our proprietary and analytic solutions include autonomous solutions, subscription software, automated enrichment, proprietary algorithms, and cloud-based data engagement. We provide remote sensing and data analytics to enable asset management, reliability and maintainability of assets, safety, and predictive modeling. To take advantage of this growth market, during fiscal year 2019 we acquired Quantum Spatial Inc., a provider of geospatial solutions for government and commercial applications and in fiscal 2021 we acquired Geodynamics, expanding our deep-water geospatial capabilities. Geodynamics' sonar-based geospatial capabilities, coupled with our existing nearshore and shallow-water riverine geospatial offerings, expands our marine solutions strategy and provides us with a competitive advantage for multi-solution, hydrographic survey projects.
Our geospatial services assist utilities in vegetation management of assets (i.e., overhead power transmission and distribution lines). This entails providing data used by utilities to monitor and control vegetation growth potential close to their assets for regulatory compliance requirements which enhance visibility and long-term stability. In fiscal 2022, we acquired GEO1, expanding NV5's embedded relationships with key utility clients. The addition of GEO1 also expands our utility and utility asset inspection, vegetation encroachment, and wildfire risk mitigation services. The trend towards use of remote sensing and analytics by utilities is rapidly replacing 'boots on the ground' inspection with more reliable and accurate monitoring.
Our geospatial mapping capabilities include topobathymetric nearshore analytics in analyzing nearshore underwater terrain (too shallow for sonar and not visible with topographic LiDAR). This service provides government agencies with data used in coastal management, floodplain analysis, environmental ecology, and hydrological resource management. We believe that climate change, extreme weather incidents, and water conservation efforts combine to make the data and services we provide invaluable to agencies that utilize these data sets produced by our geospatial mapping services. The addition of Geodynamics gives us an established presence in the oceanic geospatial sector to support projects related to offshore wind power, sea level rise, shoreline mapping, underwater habitat modeling, and nautical charting.
In late 2022, the Company entered into a definitive agreement to acquire the Visual Information Solutions commercial geospatial technology and software business ("VIS") from L3Harris. VIS is a provider of subscription-based software products for the analysis and management of acquired property software applications and Analytics as a Service (AaaS) solutions relied upon by the U.S. Department of Defense and federal civilian agencies, including NASA, NOAA, and the USGC. The closing of the VIS acquisition is subject to customary closing conditions which, as of the date of filing this Annual Report on Form 10-K, have not yet been met.
On February 22, 2023 ("Axim Closing Date"), the Company acquired all of the outstanding equity interests in Axim Geospatial, LLC ("Axim") and its subsidiaries, a provider of comprehensive geospatial services and solutions addressing critical mission requirements for customers across the defense and intelligence and state and local government sectors.
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
We primarily seek acquisitions that allow us to expand or enhance our capabilities in our existing service offerings, to supplement our existing service offerings with new, closely related service offerings, or expand our service area geographically. We pursue opportunities that provide the platform to function as a profitable stand-alone operation and are profitable with strong potential for organic growth. Acquisition targets must have an experienced management team that is compatible with our culture and thoroughly committed to our strategic direction. We believe we add value to the operations of our acquisitions by providing superior corporate marketing and sales support, cash management, financial controls, information technology, risk management, and human resources support through a performance optimization process. Our performance optimization process, which was developed by our executives through their extensive experience acquiring and integrating companies, entails a review of both back office and operational functions to, among other things, identify how to improve:
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
Key Clients and Projects
We currently serve approximately 11,400 clients. Our ten largest clients accounted for approximately 28% of our gross revenues during the year ended December 31, 2022. No individual client represented more than 10% of our gross revenues during the years 2022, 2021, or 2020. Although we serve a highly diverse client base, during the years 2022, 2021, and 2020 approximately 64%, 65%, and 68%, respectively, of our gross revenues were attributable to public and quasi-public sector clients.
Public sector clients include:
•U.S. Federal, state, and local government departments, agencies, systems, and authorities,
•Transportation agencies,
•Educational systems, and
•Public housing authorities.
Quasi-public sector clients include:
•Utility service providers,
•Energy producers, and
•Healthcare providers.
Of our private sector clients, our largest clients include institutions, large companies with offices, industrial facilities, plants, REITs, construction engineering firms, and institutional property owners.
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
Marketing and Sales
We strive to position ourselves as a preferred, single-source provider of professional and technical consulting, and certification services to our clients. We obtain client engagements primarily through business development efforts, cross-selling our services to existing clients, and maintaining client relationships, as well as referrals from existing and former clients.
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
As our service offerings continue expanding, we anticipate increasing our cross-selling opportunities. Currently, we are often able to offer our testing, inspection, and consulting services to clients in conjunction with our infrastructure, engineering, and support services. Another significant area of cross-selling has been our ability to leverage our electrical and gas design services throughout our national geographic network of offices by introducing our services to new utility service organizations.
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

Environmental, Social, and Governance (ESG) Matters
We are committed to being a leader in environmental sustainability, social responsibility, and corporate governance. We embrace sustainability by striving to make a positive, lasting impact on society and the environment. Through our projects and our operations, we have both an opportunity and a responsibility to protect, enhance, and restore the world's natural and social systems.
We are committed to addressing the effects of climate change as a key priority for our sustainability program by improving resilience and working to advance greenhouse gas emissions reduction targets. In 2021, we formed a "clean energy team" to combine our many carbon reporting, sustainability, engineering, data solutions, and renewable energy service lines to best support our NetZero client needs and focused business growth. We also entered the high-growth sustainable energy planning and data center commissioning markets and expanded our subscription-based energy efficiency services.
Human Capital Resources
Our experienced employees and management team are our most valuable resources and we are committed to attracting, motivating, and retaining top professionals to service our clients. As of December 31, 2022, we had 3,644 employees, including 3,323 full-time employees, which includes 977 licensed engineers and other professionals. We consider our employee relations to be good.
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
We believe in supporting our employees’ health and well-being. Our goal is to assist employees in making informed decisions about their health by providing the tools and resources necessary to succeed in a healthier lifestyle. Our wellness program incorporates wellness activities, such as an annual physical, additional fitness activities, coaching and wellness challenges to support those lifestyle goals. The program is rewards-based and employees are offered specific incentives for participation.
COVID-19 and Employee Safety and Wellness. During the COVID-19 pandemic, the safety and well-being of our employees and their families has been a top priority as we continue to serve our customers. We intend to continue to actively monitor the evolution of the pandemic and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers, and shareholders.
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
Diversity and Inclusion and Ethical Business Practices. We are committed to fostering work environments that value and promote diversity and inclusion, including NV5's Diversity and Inclusion Program which focuses on initiatives to increase the diversity of our workforce and promote an environment of trust where employees feel safe to express their opinions and perspectives without fear of repercussion. This commitment includes providing equal access to, and participation in, equal employment opportunities, programs, and services without regard to race, religion, color, national origin, disability, sex, sexual orientation, gender identity, stereotypes, or assumptions based thereon. We pride ourselves in the development and fair treatment of our global workforce, including generous healthcare and benefit programs for our employees, equal employment hiring practices and policies, anti-harassment, workforce safety, and anti-retaliation policies. We welcome and celebrate our teams’ differences, experiences, and beliefs, and we are investing in a more engaged, diverse, and inclusive workforce.

We foster a strong corporate culture that promotes high standards of ethics and compliance for our businesses, including policies that set forth principles to guide employee, officer, director, and vendor conduct, such as our Code of Business Conduct and Ethics. We maintain a whistleblower policy and anonymous hotline for the confidential reporting of any suspected policy violations or unethical business conduct on the part of our businesses, employees, officers, directors, or vendors and provide training and education to our global workforce with respect to our Code of Business Conduct and Ethics and anti-corruption and anti-bribery policies.
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
Providers of engineering and consulting services primarily compete based on quality of service, relevant experience, staffing capabilities, reputation, geographic presence, stability, and price. Price differentiation remains an important element in competitive tendering and is the most significant factor in bidding for public sector consultancy contracts. The importance of the foregoing factors varies widely based upon the nature, location, and size of the project. We believe that certain economies of scale can be realized by service providers that establish a national reputation for providing engineering and consulting services in all our six service offerings. Since the demand for engineering and consulting services within each service offering is viewed as only moderately correlated with the demand for services within the other service offerings, we perceive that engineering and consulting firms can benefit considerably from diversified service offerings.
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
We believe our principal publicly listed and private company competitors include the following firms (in alphabetical order): AECOM (NYSE: ACM), AMEC Foster Wheeler plc (LSE: AMFW), Bureau Veritas SA (PAR: BVI), Burns & McDonnell, Dewberry, the Hill International division of Global Infrastructure Solutions Inc., Intertek Group plc (LSE:ITRK), Jacobs Solutions Inc. (NYSE: J), Leidos Holdings, Inc. (NYSE: LDOS), POWER Engineers, Incorporated, Stantec Inc. (TSE: STN), Tetra Tech, Inc. (NASDAQ: TTEK), TRC Companies, Inc. and Willdan Group, Inc. (NASDAQ: WLDN).
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
Insurance and Risk Management
We maintain insurance covering professional liability and claims involving bodily injury, property, and economic loss. We consider our present limits of coverage, deductibles, and reserves to be adequate. Whenever possible, we endeavor to eliminate or reduce the risk of loss on a project using quality assurance and control, risk management, workplace safety, and other similar methods.
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
To help ensure compliance with these laws and regulations, our employees are required to complete ethics and other compliance training relevant to their position and our operations.
Available Information
We use our website www.nv5.com as a channel of distribution of information about NV5 Global, although information contained on our website is not part of, or incorporated into, this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our corporate governance documents, including our code of conduct and ethics, are also available on our website. In this Annual Report on Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC and will be available, free of charge, on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available on our website.
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
Summary Risk Factors
The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition, and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.
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
•Public sector agencies may modify, curtail, or terminate our contracts at any time prior to their completion and, if we do not replace them, we may suffer a decline in revenue.
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
•Failure of our sub-consultants to satisfy their obligations could adversely impact our business operations and financial results.
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
•Cybersecurity breaches of our systems and information technology could adversely impact our ability to operate.
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

•Changes in laws, regulations, and programs, including those related to energy efficiency, could reduce the demand for our services, negatively impacting our revenue.
•We may be subject to liabilities under environmental laws, including un-indemnified liabilities assumed in acquisitions.
•Changes in tax laws could increase our tax rate and materially affect our results of operations.
•Our revenue and growth prospects may be harmed if we or our employees are unable to obtain government granted eligibility or other qualifications we and they need to perform services for our customers.
•If our reports and opinions are not in compliance with professional standards and other regulations, we could be subject to monetary damages and penalties.
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
As a provider of technology, conformity assessment, and consulting solutions, our business is labor intensive and, therefore, our ability to attract, retain, and expand our senior management, sales personnel, and professional and technical staff is an important factor in determining our future success. The market for qualified scientists, engineers, and sales personnel is competitive and we may not be able to attract and retain such professionals. It may also be difficult to attract and retain qualified individuals in the timeframe demanded by our clients. Furthermore, some of our government contracts may require us to employ only individuals who have particular government security clearance levels. Our failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively. The loss of the services of any key personnel could adversely affect our business. We do not maintain key-man life insurance policies on any of our executive officers.
We depend on the continued services of Mr. Dickerson Wright, our Chairman and Chief Executive Officer. We cannot assure you that we will be able to retain the services of Mr. Wright.
We are dependent upon the efforts and services of Mr. Dickerson Wright, our Chairman and Chief Executive Officer, because of his knowledge, experience, skills, and relationships with major clients and other members of our management team. Mr. Wright's amended and restated employment agreement terminates in August 2024, and Mr. Wright may terminate the agreement upon sixty days’ notice to us. The loss of the services of Mr. Wright for any reason could have an adverse effect on our operations.
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
We provide services to the U.S. Federal government, if the U.S. government does not complete its budget process before its fiscal year-end on September 30, government operations may be funded by means of a continuing resolution. Under a continuing resolution, the government essentially authorizes agencies of the U.S. government to continue to operate and fund programs at the prior year end but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, or should appropriations legislation not be enacted prior to the expiration of such continuing resolution resulting in a partial shut-down of federal government operations, government agencies may delay the procurement of services, which could reduce our future revenue.
California state budgetary constraints may have a material adverse impact on us.
The state of California has historically been and is a key geographic region for our business. Approximately 28%, 26%, and 28% of our gross revenues during fiscal years 2022, 2021, and 2020, respectively, came from California-based projects. The timing and accessibility of budgetary funding, changes in state funding allocations to local agencies and municipalities, or other delays in purchasing for, or commencement of, projects may have a negative impact on our gross revenues and net income.
We derive a majority of our gross revenues from public and quasi-public governmental agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.
During fiscal 2022, approximately 64% of our gross revenues were attributable to public and quasi-public sector clients. A significant amount of our revenues are derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.
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
We may face business disruption and related risks resulting from the novel coronavirus 2019 (COVID-19) pandemic, which could have a material adverse effect on our business and results of operations.
    The spread of COVID-19 across the world resulted in the Director General of the World Health Organization declaring the outbreak of COVID-19 as a global pandemic in March 2020. The continued global spread of the COVID-19 pandemic - including the discovery of variant strains of the virus - and the responses thereto are complex and rapidly evolving, and the extent to which the pandemic impacts our business, financial condition, and results of operations, including the duration and magnitude of such impacts, will depend on numerous evolving factors that we may not be able to accurately predict or assess. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in this Annual Report on Form 10-K, which in turn could materially adversely affect our business, financial condition, and results of operations. There may be other adverse consequences to our business, financial condition, and results of operations from the impacts of COVID-19 that we have not considered or have not become apparent. As a result, we cannot assure you that COVID-19 would not have an adverse impact on our business, financial condition, and results of operations.
Public sector agencies may modify, curtail, or terminate our contracts at any time prior to their completion and, if we do not replace them, we may suffer a decline in revenue.
Most public sector contracts may be modified, curtailed, or terminated at any time. If a contract is terminated, we typically are able to recover only costs incurred or committed, settlement expenses, and profit on work completed prior to termination, which could prevent us from recognizing all of our potential revenue and profits from that contract.
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
Government contracts are awarded through a regulated procurement process. The U.S. Federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as indefinite delivery/indefinite quantity (“IDIQ”) contracts, which generally require those contractors who have previously been awarded the IDIQ to engage in an additional competitive bidding process before a task order is issued. The increased competition may require us to make sustained efforts to reduce costs to realize revenue and profits under government contracts. If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted. The U.S. Federal government has also increased its use of IDIQs in which the client qualifies multiple contractors for a specific program and then awards specific task orders or projects among the qualified contractors. As a result, new work awards tend to be smaller and of shorter duration, since the orders represent individual tasks rather than large, programmatic assignments. In addition, even if we are qualified to work on a government contract, we may not be awarded certain contracts because of existing government policies designed to protect small businesses and underrepresented minority contractors. The federal government has announced specific statutory goals regarding awarding prime and subcontracts to small businesses, women-owned small businesses, and small disadvantaged businesses, which may obligate us to involve such businesses as subcontractors with respect to these contracts at lower margins than when we use our own professionals. While we are unaware of any reason why our status as a public company would negatively impact our ability to compete for and be awarded government contracts, our inability to win or renew government contracts during regulated procurement processes or as a result of the policies pursuant to which these processes are implemented could harm our operations and significantly reduce or eliminate our profits.

If we fail to complete a project in a timely manner, miss a required performance standard, or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may reduce or eliminate our overall profitability.
Our engagements often involve large-scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. If a project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The performance of projects can be affected by a number of factors including unavoidable delays from government inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, and labor disruptions. To the extent these events occur, the total costs of the project could exceed our estimates and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability. Further, any defects or errors, or failures to meet our clients’ expectations, could result in claims for damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes, or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued.
We depend on a limited number of clients for a significant portion of our business.
Our ten largest clients accounted for approximately 28% of our gross revenues during the fiscal year ended December 31, 2022. The loss of, or reduction in orders from, these large clients could have a material adverse effect on our business, financial condition, and results of operations.
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
Lump-sum contracts typically require the performance of all the work under the contract for a specified lump-sum fee, subject to price adjustments if the scope of the project changes or unforeseen conditions arise. During fiscal 2022, 2021, and 2020, approximately 44%, 44%, and 45% of our revenue was recognized under lump-sum contracts. Lump-sum contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform, and economic or other changes that may occur during the contract period. Losses under lump-sum contracts could adversely impact our results of operations.
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
Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. We face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. Our ten largest clients accounted for approximately 28% of our gross revenues during fiscal 2022. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our ability to collect our receivables and, ultimately, our revenues and results of operations.
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
During fiscal 2022, 2021, and 2020, approximately 44%, 44%, and 45% of our revenues were associated with contracts accounting for using the percentage-of-completion method of revenue recognition. Our use of percentage-of-completion accounting requires that revenue and profit be recognized ratably over the life of the contract based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, including the achievement of award fees as well as the impact of change orders and claims, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. The uncertainties inherent in the estimating process make it possible for actual costs to vary materially from initial and updated estimates.
Our actual business and financial results could differ from the estimates and assumptions that we use to prepare our financial statements, which may significantly reduce or eliminate our profits.
The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions could affect the reported values of assets, liabilities, revenue, and expenses as well as disclosures of contingent assets and liabilities. For example, we recognize a portion of revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:
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
We engage in professional and technical consulting services that can result in substantial injury or damages that may expose us to legal proceedings, investigations, and disputes. In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about environmental and engineering conditions of projects for our clients. We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate. As a public company, we also face the risk that one or more securities class action lawsuits will be filed claiming investor losses are attributable to alleged material misstatements in, or omissions of material facts from, our filings with the SEC or otherwise. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations.
We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities. However, insurance coverage contains exclusions and other limitations that may not cover our potential liabilities and as such, we may incur liabilities that exceed or that are excluded from our insurance coverage or for which we are not insured. In addition, there can be no assurance that we will be able to obtain coverage at a cost-effective rate in the future.
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
Our financial results during the months of November through March may be impacted by adverse weather conditions and the holiday season. As a result, our revenue and net income for the first and fourth quarters of our fiscal year may be lower when compared to our results for the second and third quarters of our fiscal year. If we were to experience lower-than-expected revenues during any such period, our expenses may not be offset.
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
We rely on third-party software to run our critical accounting, project management, and financial information systems. We also depend on our software vendors to provide long-term software maintenance support for our information systems. Software vendors may decide to discontinue further development, integration, or long-term software maintenance support for our information systems, in which case we might need to abandon one or more of our current information systems and migrate some or all our accounting, project management, and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.
U.S. and global economic uncertainties and specific conditions in the markets we address may adversely impact our operating results.
Over the past several years, the general worldwide economy has been affected, at various times, to slower economic activity, concerns about inflation and deflation, increased energy costs, international trade disputes and imbalances, and adverse business conditions. These conditions may make it difficult for our clients and vendors to accurately forecast future business activities, which could cause businesses to slow spending on services. Such conditions may also make it difficult for us to predict the short-term and long-term impacts of these trends on our business. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry, and any such economic slowdown could have any adverse effect on our results of operations.

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
We rely on information technology systems, networks, and infrastructure in managing our day-to-day operations. Despite cybersecurity measures already in place, our information technology systems, networks and infrastructure may be vulnerable to deliberate attacks or unintentional events that could interrupt or interfere with their functionality or the confidentiality of our information. Our inability to effectively utilize our information technology systems, networks and infrastructure, and protect our information could adversely affect our business.
Cybersecurity breaches of our systems and information technology could adversely impact our ability to operate.
We must protect our own internal trade secrets and other business confidential information from disclosure. We face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks, and other security problems and system disruptions, including possible unauthorized access to our and our clients' proprietary or classified information. As a result of the developing conflict between Russia and the Ukraine, in February 2022 the U.S. Cybersecurity and Infrastructure Security Agency issued a "Shields Up" alert for American organizations noting the potential for Russia’s cyber-attacks on Ukrainian government and critical infrastructure organizations to impact organizations both within and beyond the U.S., particularly in the wake of sanctions imposed by the United States and its allies. We rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our clients, or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows. Although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry.

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
These restrictions could limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans and could adversely affect our ability to finance our operations, acquisitions, investments, or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.
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
Borrowings under our credit agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though any amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2022, we had $33.8 million outstanding under the credit agreement. We may determine to enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in the future in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.
On March 5, 2021, the United Kingdom Financial Conduct Authority, which regulates LIBOR (London Interbank Offered Rate), confirmed that LIBOR USD rates for overnight, one-, three-, six-, and 12-month maturities will cease to be published immediately after June 30, 2023. The U.S. Federal Reserve has selected the Secured Overnight Funding Rate ("SOFR") published by the Federal Reserve Bank of New York, as the replacement rate for contracts that reference LIBOR as a benchmark rate and that do not contain either a specified replacement rate or a replacement mechanism after USD LIBOR ceases publication. In addition, recent New York state legislation effectively codified the use of SOFR as the alternative to LIBOR in the absence of another chosen replacement rate, which may affect contracts governed by New York state law, including our credit agreement. Our credit agreement provides for the replacement of LIBOR, which prior to June 30, 2023 will likely be transitioned to SOFR (“LIBOR Transition”). SOFR is calculated differently from LIBOR and uncertainty regarding whether or when SOFR or other alternative reference rates will be widely accepted by lenders as the replacement for LIBOR may impact the liquidity of the SOFR loan market, and SOFR itself. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates.
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
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“2017 Tax Reform”), which significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 35% to 21%, limiting the deductibility of interest expense, implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Future debt-financed acquisitions could be impacted by this change. Future acquisitions may also be impacted by future tax changes.
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
Our inability to successfully integrate future acquisitions could impede us from realizing all the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of the combining companies may result in unanticipated problems, expenses, liabilities, and competitive responses, and may cause our stock price to decline. The difficulties of integrating an acquisition include, among others:
•unanticipated issues in integration of information, communications, and other systems,
•unanticipated incompatibility of logistics, marketing, and administration methods,
•maintaining employee morale and retaining key employees,
•integrating the business cultures of both companies,
•preserving important strategic client relationships,
•consolidating corporate and administrative infrastructures and eliminating duplicative operations, or
•coordinating geographically separate organizations.

In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings, or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Further, acquisitions may also cause us to:
•issue securities that would dilute our current stockholders’ ownership percentage,
•use a substantial portion of our cash resources,
•increase our interest expense, leverage, and debt service requirements if we incur additional debt to pay for an acquisition,
•assume liabilities, including environmental liabilities, for which we do not have indemnification from the former owners or have indemnification that may be subject to dispute or concerns regarding the creditworthiness of the former owners,
•record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential impairment charges,
•experience volatility in earnings due to changes in contingent consideration related to acquisition liability estimates,
•incur amortization expenses related to certain intangible assets,
•lose existing or potential contracts due to conflicts-of-interest,
•incur large and immediate write-offs, or
•become subject to litigation.
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
Some of our services are directly or indirectly impacted by changes in U.S. Federal, state, local, or foreign laws and regulations pertaining to resource management, infrastructure, and the environment. In addition, growing concerns about climate change may result in the imposition of additional regulations, international protocols, or other restrictions on emissions. Accordingly, such additional laws and regulations or a relaxation or repeal of existing laws and regulations, or changes in governmental policies regarding the funding, implementation, or enforcement of these programs, could result in a decline in demand for our services, which could in turn negatively impact our revenue.

We may be subject to liabilities under environmental laws and regulations, including liabilities assumed in acquisitions for which we may not be indemnified.
We must comply with a number of laws that strictly regulate the handling, removal, treatment, transportation, and disposal of toxic and hazardous substances. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials. CERCLA and comparable state laws typically impose strict joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean-up could be imposed upon any responsible party. Other principal federal environmental, health, and safety laws affecting us include, among others, the Resource Conversation and Recovery Act, the National Environmental Policy Act, the Clean Air Act, the Occupational Safety and Health Act, the Toxic Substances Control Act, and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar state and international laws relating to environmental protection. Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines and civil or criminal sanctions, third-party claims for property damage or personal injury, or cessation of remediation activities. Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.
Current and potential changes in applicable tax laws could increase our tax rate and materially affect our results of operations.
We are subject to tax laws in the U.S. and certain foreign jurisdictions. The current U.S. presidential administration has called for changes to fiscal and tax policies, which may include comprehensive tax reform. In addition, many international legislative and regulatory bodies have proposed and/or enacted legislation that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Certain of these proposed and enacted changes to the taxation of our business activities could increase our effective tax rate and harm our results of operations.
Our revenue and growth prospects may be harmed if we or our employees are unable to obtain government granted eligibility or other qualifications we and they need to perform services for our customers.
A number of government programs require contractors to have certain kinds of government granted eligibility, such as security clearance credentials. Depending on the project, eligibility can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain the necessary eligibility, we may not be able to win new business, and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue or profit anticipated from such contract.
If our reports and opinions are not in compliance with professional standards and other regulations, we could be subject to monetary damages and penalties.
We issue reports and opinions to clients based on our professional expertise. Our reports and opinions may need to comply with professional standards, licensing requirements, securities regulations, and other laws and rules governing the performance of professional services in the jurisdiction in which the services are performed. In addition, we could be liable to third parties who use or rely upon our reports or opinions even if we are not contractually bound to those third parties. For example, if we deliver an inaccurate report or one that is not in compliance with the relevant standards, and that report is made available to a third party, we could be subject to third-party liability, resulting in monetary damages and penalties.
Risks Related to Our Common Stock
Our Chairman and Chief Executive Officer owns a large percentage of our voting stock, which may allow him to have a significant influence on all matters requiring stockholder approval.
Mr. Dickerson Wright, our Chairman and Chief Executive Officer, beneficially owned 1,712,757 shares, or approximately 11% of our common stock on a fully diluted basis as of February 17, 2023. Accordingly, Mr. Wright has the power to significantly influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including decisions regarding mergers, going private transactions, and other extraordinary transactions, and to significantly influence the terms of any of these transactions. Although Mr. Wright owes our stockholders certain fiduciary duties as a director and an executive officer, Mr. Wright could take actions to address his own interests, which may be different from those of our other stockholders.
Provisions in our charter documents and the Delaware General Corporation Law could make it more difficult for a third party to acquire us and could discourage a takeover and adversely affect existing stockholders.
Anti-takeover provisions in our certificate of incorporation and bylaws, and in the Delaware General Corporation Law, could diminish the opportunity for stockholders to participate in acquisition proposals at a price above the then-current market price of our common stock. For example, our board of directors, without further stockholder approval, could authorize the issuance of shares of undesignated preferred stock and fix the designation, powers, preferences, and rights and any qualifications, limitations, and restrictions of such class or series, which could adversely affect the voting power of your shares. Our bylaws also provide for an advance notice procedure for nomination of candidates to our board of directors that could have the effect of delaying, deterring, or preventing a change in control. As a Delaware corporation, we are subject to provisions of the Delaware General Corporation Law regarding “business combinations,” which could deter attempted takeovers in certain situations which our company could adopt. The authority of our board of directors to issue undesignated preferred or other capital stock and the anti-takeover provisions of the Delaware General Corporation Law, as well as other current and any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter, or prevent takeover attempts and other changes in control of our company not approved by our shareholders.
Future issuances of our common stock pursuant to our equity incentive plan may have a dilutive effect on your investment and resales of such shares may adversely impact the market price of our common stock.
As of December 31, 2022, we have registered an aggregate of 2,421,731 shares of common stock reserved under Registration Statements on Form S-8 and we may file additional Registration Statements on Form S-8 to register additional shares reserved under our equity incentive plan or employee stock purchase plan. Issuance of shares of common stock pursuant to our equity incentive plan or employee stock purchase plan may have a dilutive effect on our common stock. Also, all shares issued pursuant to a Registration Statement on Form S-8 can be freely sold in the public market upon issuance, subject to restrictions on our affiliates under Rule 144 promulgated by the SEC under the Securities Act of 1933, as amended. If a large number of these shares are sold in the public market, the sales may be viewed negatively by the market and adversely affect the market price of our common stock.
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
ITEM 3.    LEGAL PROCEEDINGS.
For a description of our material pending legal proceedings, see Note 14, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Holders
Our common stock is listed on the Nasdaq Capital Market under the symbol NVEE. As of February 17, 2023, there were 2,499 holders of record of our common stock. These numbers do not include beneficial owners whose shares are held in “street name.”
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
Recent Sales of Unregistered Securities
All sales of unregistered securities during the year ended December 31, 2022 were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K except as follows (amounts in thousands, except share data):
In March 2022, we agreed to issue $200 of shares of our common stock as partial consideration in an acquisition. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
In June 2022, we agreed to issue $1,000 of shares of our common stock as partial consideration in an acquisition and up to $2,000 of additional shares of our common stock as contingent consideration based on the then-current market price on the first, second, and third earn-out target dates. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
In October 2022, we agreed to issue $400 of shares of our common stock as partial consideration in an acquisition. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
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

	Fiscal Year Ended
Statements of Operations Data	December 31, 2022	January 1, 2022	January 2, 2021	December 28, 2019	December 29, 2018
	(in thousands, except per share data)

Gross revenues	$786,778	$706,706	$659,296	$508,938	$418,081

Direct costs:
Salaries and wages	186,806	175,047	176,865	153,023	132,922
Sub-consultant services	153,641	124,998	107,602	79,598	62,218
Other direct costs	60,357	47,347	40,291	30,935	21,537
Total direct costs	400,804	347,392	324,758	263,556	216,677

Gross profit	385,974	359,314	334,538	245,382	201,404

Operating expenses:
Salaries and wages, payroll taxes, and benefits	193,488	176,838	176,816	128,558	102,221
General and administrative	66,114	53,986	50,214	42,656	31,713
Facilities and facilities related	21,252	20,193	21,280	17,145	14,401
Depreciation and amortization	38,938	39,953	42,079	25,816	17,384
Total operating expenses	319,792	290,970	290,389	214,175	165,719

Income from operations	66,182	68,344	44,149	31,207	35,685

Interest expense	(3,808)	(6,239)	(15,181)	(2,275)	(1,966)

Income before income tax expense	62,374	62,105	28,968	28,932	33,719
Income tax expense	(12,401)	(14,958)	(7,950)	(5,176)	(6,863)
Net income and comprehensive income	$49,973	$47,147	$21,018	$23,756	$26,856

Basic earnings per share	$3.39	$3.34	$1.70	$1.96	$2.44
Diluted earnings per share	$3.27	$3.22	$1.65	$1.90	$2.33

Weighted average common shares outstanding:
Basic	14,753,738	14,135,333	12,362,786	12,116,185	10,991,124
Diluted	15,260,186	14,656,381	12,713,075	12,513,034	11,506,466

Balance Sheet Data	December 31, 2022	January 1, 2022	January 2, 2021	December 28, 2019	December 29, 2018
Cash and cash equivalents	$38,541	$47,980	$64,909	$31,825	$40,739
Total assets	$935,723	$961,943	$881,175	$893,137	$439,421
Total notes payable and other obligations	$54,849	$131,796	$307,522	$358,187	$51,684
Total equity	$694,240	$624,720	$394,069	$355,963	$317,542

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including those described under “Item 1A. Risk Factors.” Dollar amounts presented are in thousands, except share data or where the context otherwise requires.
Overview
We are a provider of technology, conformity assessment, and consulting solutions to public and private sector clients. We focus on the infrastructure, utility services, construction, real estate, environmental, and geospatial markets. Our primary clients include U.S. Federal, state, municipal, and local government agencies, and military and defense clients. We also serve quasi-public and private sector clients from the education, healthcare, utility services, and public utilities, including schools, universities, hospitals, health care providers, and insurance providers.
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
Fiscal Year
We operate on a "52/53-week" fiscal year ending on the Saturday closest to December 31st (whether or not in the following calendar year), with interim calendar quarters ending on the Saturday closest to the end of such calendar quarter (whether or not in the following calendar quarter). As a result, fiscal 2022 and 2021 included 52 weeks compared to fiscal 2020, which included 53 weeks.
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
Our performance obligations are satisfied as work progresses or at a point in time. Gross revenues from services transferred to customers over time accounted for 88%, 90%, and 92% of our revenues during fiscal years 2022, 2021, and 2020, respectively. For our cost-reimbursable contracts, revenue is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it depicts the transfer of control to the customer which occurs as we incur costs on its contracts. Contract costs include labor, sub-consultant services, and other direct costs. Gross revenue from services transferred to customers at a point in time accounted for 12%, 10%, and 8% of our revenues during fiscal years 2022, 2021, and 2020, respectively. Revenue from these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed.

Contract modifications are common in the performance of our contracts. Contracts modified typically result from changes in scope, specifications, design, performance, sites, or period of completion. In most cases, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.
Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity, and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, and anticipated losses are recorded on the cumulative catch-up basis in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment. During fiscal years 2022, 2021, and 2020 the cumulative catch-up adjustments for contract modifications were not material.
Allowance for Doubtful Accounts
We record billed and unbilled receivables net of an allowance for doubtful accounts. The allowance is estimated based on management’s evaluation of the contracts involved and the financial condition of clients. Factors considered include:
•Client type (governmental or private client),
•Historical performance,
•Historical collection trends, and
•General economic conditions.
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
We evaluate goodwill annually for impairment on August 1, or whenever events or changes in circumstances indicate the asset may be impaired, using the quantitative method. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include macroeconomic and industry conditions, cost factors, overall financial performance, and other relevant entity-specific events. If the entity determines that this threshold is met, then we apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. We determine fair value through multiple valuation techniques, and weight the results accordingly. Subjective and complex judgments are required in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. We conduct annual impairment tests on the goodwill using the quantitative method of evaluating goodwill.
On August 1, 2022, we conducted our annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses, we determined the fair value of each of the reporting units exceeded its carrying value and therefore, there was no goodwill impairment. There were no indicators, events, or changes in circumstances that would indicate goodwill impairment for the period from August 2, 2022 through December 31, 2022.

Identifiable intangible assets primarily include customer backlog, customer relationships, trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events, or changes in circumstances that would indicate intangible assets were impaired during fiscal 2022.
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
Recent Acquisitions
The aggregate value of all consideration for our acquisitions consummated during 2022, 2021, and 2020 was approximately $14,220, $100,449, and $1,949, respectively. The net assets acquired during 2022, 2021, and 2020 were $2,947, $54,647, and $1,425, respectively, while the gross revenues associated with these acquisitions (from their respective dates of acquisition) were $5,211, $29,965 and $851, respectively.
2022 Acquisitions
We completed five acquisitions during 2022. The aggregate purchase price of the acquisitions was $14,220, including $5,882 in cash, $1,606 in promissory notes, $433 of our common stock, and potential earn-outs of up to $15,850 payable in cash and common stock, which were recorded at an estimated fair value of $6,299. An option-based model was used to determine the fair value of the earn-outs, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2022 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, certain fixed assets, and the fair value of the earn-outs.
In late 2022, we entered into a definitive agreement to acquire the Visual Information Solutions commercial geospatial technology and software business from L3Harris.
2021 Acquisitions
We completed eight acquisitions during 2021. The aggregate purchase price of the acquisitions was $100,449, including $69,501 of cash, $19,028 of promissory notes, $6,787 of our common stock, and potential earn-outs of up to $25,700 payable in cash and stock, which were recorded at an estimated fair value of $5,133. An option-based model was used to determine the fair value of the earn-outs, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we engaged an independent third-party valuation specialist to assist in the determination of fair values. Purchase price allocation adjustments recorded during 2022 were not material.
2020 Acquisitions
We completed one acquisition during 2020. The aggregate purchase price was $1,949, including $882 of cash, $500 in promissory note, $312 of our common stock, and $255 in additional contingent payments. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed we performed a fair value assessment.

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
•Building, Technology & Sciences ("BTS") – includes our environmental health sciences, clean energy consulting, buildings and program management, and MEP & technology design practices; and
•Geospatial Solutions ("GEO") – includes our geospatial solution practices.
For additional information regarding our reportable segments, see Note 18, Reportable Segments, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has significantly impacted global stock markets and economies. We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business. The extent to which our operations may continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted.
Components of Income and Expense
Gross Revenues
We enter into contracts with our clients that contain two principal types of pricing provisions, representing a percentage of total revenue as shown below:

	2022	2021	2020
Cost Reimbursable	88%	90%	92%
Fixed-unit Price	12%	10%	8%
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
Revenues under cost-reimbursable contracts are recognized when services are performed or on the percentage-of-completion method. Revenues recognized on the percentage-of-completion method are generally measured by the direct costs incurred to date as compared to estimated costs incurred and represents approximately 44%, 44%, and 45% of revenues recognized during 2022, 2021, and 2020, respectively. Revenues from fixed-unit price contracts are recognized at a point in time.
Direct Costs of Revenues
Direct costs of revenues consist of the following in connection with fee generating projects:
•Technical and non-technical salaries and wages,
•Production expenses, including depreciation, and
•Sub-consultant services.
Operating Expenses
Operating expenses are expensed as incurred and include the following:
•Marketing expenses,
•Management and administrative personnel costs,
•Payroll taxes, bonuses, and employee benefits,
•Portion of salaries and wages not allocated to direct costs of revenues,
•Facility costs,
•Depreciation and amortization, and
•Professional services, legal and accounting fees, and administrative operating costs.
RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Fiscal Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Gross revenues	$786,778	$706,706	$659,296
Direct costs	400,804	347,392	324,758
Gross profit	385,974	359,314	334,538
Operating expenses	319,792	290,970	290,389
Income from operations	66,182	68,344	44,149
Interest expense	(3,808)	(6,239)	(15,181)
Income tax expense	(12,401)	(14,958)	(7,950)
Net income and comprehensive income	$49,973	$47,147	$21,018

    Fiscal year ended December 31, 2022, compared to fiscal year ended January 1, 2022
Gross Revenues
Our consolidated gross revenues increased by $80,072, or 11%, in 2022 compared to 2021. The increase in gross revenues was primarily due to incremental gross revenues of $53,551 from acquisitions completed since the beginning of 2021 and organic increases in our geospatial solution services of $15,483 and our liquefied natural gas business ("LNG") of $10,521.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 49.1% and 50.8% in 2022 and 2021, respectively. The slight decrease in gross profit margin was primarily due to a change in the mix of work performed. As a percentage of gross revenues, sub-consultant services and other direct costs increased 1.8% and 0.9%, respectively. These increases were partially offset by decreases in direct salaries and wages as a percentage of gross revenues of 1.0%. The increase in sub-consultant expenses as a percentage of gross revenues was primarily driven by a higher mix of business related to our real estate transactional business resulting from an acquisition, and our geospatial solution services. The increase in other direct costs as a percentage of gross revenue was primarily due to cyclical trends in our LNG business.
Operating expenses
Our operating expenses increased $28,822, or 10%, in 2022 compared to 2021. The increase in operating expenses primarily resulted from increased payroll costs of $16,650 and general and administrative expenses of $12,128. The increase in payroll costs was primarily driven by an increase in employees as compared to the prior year period primarily driven by our 2021 acquisitions and an increase in stock-based compensation. The increase in general and administrative expenses was primarily driven by acquisitions. The increases in general and administrative expenses were primarily in the areas of information technology costs, travel expenses, and professional fees.
Interest Expense
Our interest expense decreased $2,431 in 2022 compared to 2021. The decrease in interest expense primarily resulted from the reduction in our Senior Credit Facility indebtedness outstanding.
Income taxes
Our consolidated effective income tax rate was 19.9% and 24.1% in 2022 and 2021, respectively. The lower effective income tax rate is primarily due to an increase in federal credits recorded. See Note 17, Income Taxes, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further detail of income tax expense.
Net income
Our net income increased $2,826, or 6%, in 2022 compared to 2021 primarily as a result of an increase in gross profit of $26,660, a decrease in interest expense of $2,431, and a lower effective income tax rate, partially offset by increases in payroll costs of $16,650 and general and administrative expenses of $12,128.
For comparison of 2021 to 2020, see "Results of Operations - Consolidated Results of Operations" under Item 7 of Part II in our Annual Report on Form 10-K for the year ended January 1, 2022 filed with the SEC on March 1, 2022, which discussion is expressly incorporated herein by reference thereto.

Segment Results of Operations
The following tables set forth summarize financial information concerning our reportable segments (dollars in thousands):

	Fiscal Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Gross revenues
INF	$395,878	$383,725	$352,965
BTS	232,577	185,995	157,432
GEO	158,323	136,986	148,899
Total gross revenues	$786,778	$706,706	$659,296

Segment income before taxes
INF	$68,259	$71,838	$62,574
BTS	$43,810	$35,221	$21,091
GEO	$42,640	$33,027	$30,013
For additional information regarding our reportable segments, see Note 18, Reportable Segments, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Fiscal year ended December 31, 2022, compared to fiscal year ended January 1, 2022
INF Segment.
Our gross revenues from INF increased $12,153, or 3%, in 2022 compared to 2021. The increase in gross revenues was primarily due to increases in our LNG business of $10,521.
Segment Income before Taxes from INF decreased $3,579, or 5%, in 2022 compared to 2021. The decrease was primarily due to lower gross margins in our LNG business.
BTS Segment.
Our gross revenues from BTS increased $46,582, or 25%, in 2022 compared to 2021. The increase in gross revenues was primarily due to incremental gross revenues of $46,969 from acquisitions completed since the beginning of fiscal 2021 and organic increases in our international engineering and consulting services of $5,975. These increases were partially offset by decreases in our real estate transactional services of $7,036.
Segment Income before Taxes from BTS increased $8,589, or 24%, in 2022 compared to 2021. The increase was primarily due to increased gross revenues.
GEO Segment.
Our gross revenues from GEO increased $21,337, or 16%, in 2022 compared to 2021. The increase was due to incremental gross revenues of $5,854 from acquisitions completed since the beginning of fiscal 2021 and $15,483 related to organic increases in our geospatial business activity. The increase in our geospatial business activity is related to an increase in federal contract work following delays that we experienced in 2021 related to the COVID-19 pandemic.
Segment Income before Taxes from GEO increased $9,613, or 29%, in 2022 compared to 2021. The increase was primarily due to increased gross revenues.
For comparison of 2021 to 2020, see "Results of Operations - Segment Results of Operations" under Item 7 of Part II in our Annual Report on Form 10-K for the year ended January 1, 2022, filed with the SEC on March 1, 2022, which discussion is expressly incorporated herein by reference thereto.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are our cash and cash equivalents balances, cash flows from operations, borrowing capacity under our Senior Credit Facility, and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt, and acquisition expenditures. We believe our sources of liquidity, including cash flows from operations, existing cash and cash equivalents, and borrowing capacity under our Senior Credit Facility will be sufficient to meet our projected cash requirements for at least the next twelve months. We will monitor our capital requirements thereafter to ensure our needs are in line with available capital resources and believe that there are no significant cash requirements currently known to us and affecting our business that cannot be met from our reasonably expected future operating cash flows, including upon the maturity of the Senior Credit Facility in 2026.
Operating activities
Net cash provided by operating activities was $93,980 in 2022 compared to $101,442 in 2021. The decrease was a result of increases in working capital and deferred income tax assets during 2022 compared to 2021, partially offset by an increase in net income. The changes in our working capital that contributed to decreased cash flows were primarily a result of decreases in accrued liabilities and other long-term liabilities of $7,394, decreases in advanced billings of $4,301, and decreases in accounts payable of $9,854, partially offset by decreases in billed and unbilled receivables of $16,805. The decreases in advanced billings were primarily related to timing of project billing cycles related to our LNG and geospatial businesses and the decrease in accounts payable and accrued liabilities and other long-term liabilities primarily related to timing of payments. The decreases in billed and unbilled receivables primarily relates to the timing of project billing cycles. The increase in deferred income tax assets was primarily driven by the Tax Cuts and Jobs Act, which eliminated the option to currently deduct research and development expenditures in the period incurred and requires taxpayers to capitalize and amortize such expenditures over five years pursuant to Section 174 of the Internal Revenue Code.
Investing activities
During 2022 and 2021, net cash used in investing activities totaled $21,510 and $80,259, respectively. The decrease in cash used in investing activities was primarily a result of decreased cash paid for acquisitions of $62,087, partially offset by increases in property and equipment purchases of $1,786.
Financing activities
Net cash flows used in financing activities in 2022 was $81,909 compared to $38,112 in 2021. The increase in cash used in financing activities was primarily a result of payments on our Senior Credit Facility of $65,000 during 2022 and an increase in note payable payments of $2,929. During 2021, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 were converted into revolving commitments totaling $400,000 in the aggregate. An aggregate amount of $138,750 was drawn under the revolving commitment and we used the proceeds along with the $172,500 we received from our common stock public offering to make principal payments on our Senior Credit Facility of $323,832. We also made common stock public offering cost payments to our underwriters of $10,657.
For comparison of 2021 to 2020 cash flows, see "Liquidity and Capital Resources - Cash Flows” under Item 7 of Part II in our Annual Report on Form 10-K for the year ended January 1, 2022 filed with the SEC on March 1, 2022, which discussions are expressly incorporated herein by reference thereto.

Financing
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), we amended and restated our Credit Agreement (the "Second A&R Credit Agreement"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of our subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of our assets. The Second A&R Credit Agreement also includes an accordion feature permitting us to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of December 31, 2022 and January 1, 2022, the outstanding balance on the Second A&R Credit Agreement was $33,750 and $98,750, respectively.
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) or, from and after the LIBOR Transition, either Term SOFR (Secured Overnight Funding Rate) or Daily Simple SOFR, plus in each case an applicable margin, or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on our consolidated leverage ratio. As of December 31, 2022 our interest rate was 5.3%.
The Second A&R Credit Agreement contains financial covenants that require us to maintain a consolidated net leverage ratio (the ratio of our pro forma consolidated net funded indebtedness to our pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
These financial covenants also require us to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of December 31, 2022, we were in compliance with the financial covenants.

    The Second A&R Credit Agreement contains covenants that may have the effect of limiting our ability to, among other things, merge with or acquire other entities, enter into a transaction resulting in a Change in Control, create certain new liens, incur certain additional indebtedness, engage in certain transactions with affiliates, or engage in new lines of business, or sell a substantial part of their assets. The Second A&R Credit Agreement also contains customary events of default, including (but not limited to) a default in the payment of principal or, following an applicable grace period, interest, breaches of our covenants or warranties under the Second A&R Credit Agreement, payment default or acceleration of certain indebtedness, certain events of bankruptcy, insolvency or liquidation, certain judgments or uninsured losses, changes in control, and certain liabilities related to ERISA based plans.
The Second A&R Credit Agreement limits the payment of cash dividends (together with certain other payments that would constitute a "Restricted Payment" within the meaning of the Second A&R Credit Agreement and generally including dividends, stock repurchases, and certain other payments in respect to warrants, options, and other rights to acquire equity securities), unless the Consolidated Leverage Ratio would be less than 3.25 to 1.00 and available liquidity (defined as unrestricted, domestically held cash plus revolver availability) would be at least $30,000, in each case after giving effect to such payment.
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $724, $1,210, and $896 during 2022, 2021, and 2020, respectively.
Other Obligations
We have aggregate obligations related to acquisitions of $13,843, $4,183, $1,185, and $1,095 due in fiscal 2023, 2024, 2025, and 2026, respectively. As of December 31, 2022, our weighted average interest rate on other outstanding obligations was 2.3%.

Recently Issued Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 3, Recently Issued Accounting Pronouncements, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes for acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) or, from and after the LIBOR Transition, either Term SOFR or Daily Simple SOFR, plus in each case an applicable rate, or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of December 31, 2022, there was $33,750 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $338 in 2022.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NV5 Global, Inc.
Hollywood, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NV5 Global, Inc. and subsidiaries (the "Company") as of December 31, 2022 and January 1, 2022, the related consolidated statements of net income and comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition – Percentage of Completion – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company recognizes lump-sum contract revenue over the contract term (“over time”) as the work progresses, which is as services are rendered, because transfer of control to the customer is continuous. The Company’s revenues from lump-sum contracts are recognized on the percentage-of-completion method, based primarily on contract costs incurred to date compared to total estimated costs. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs and profit for each performance obligation. Direct costs are recognized as incurred, and revenues are determined by adding a proportionate amount of the estimated profit to the amount reported as direct costs. For the year ended December 31, 2022, revenue was $786.8 million, of which approximately $343.5 million relates to lump-sum contracts.

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
February 24, 2023

We have served as the Company’s auditor since 2015.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2022	January 1, 2022
Assets
Current assets:
Cash and cash equivalents	$38,541	$47,980
Billed receivables, net	145,637	153,814
Unbilled receivables, net	92,862	89,734
Prepaid expenses and other current assets	13,636	12,442
Total current assets	290,676	303,970
Property and equipment, net	41,640	32,729
Right-of-use lease assets, net	39,314	44,260
Intangible assets, net	160,431	188,224
Goodwill	400,957	389,916
Other assets	2,705	2,844
Total Assets	$935,723	$961,943

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,771	$55,954
Accrued liabilities	44,313	50,461
Billings in excess of costs and estimated earnings on uncompleted contracts	31,183	29,444
Other current liabilities	1,597	1,551
Current portion of contingent consideration	10,854	5,807
Current portion of notes payable and other obligations	15,176	20,734
Total current liabilities	160,894	163,951
Contingent consideration, less current portion	4,481	2,521
Other long-term liabilities	29,542	34,304
Notes payable and other obligations, less current portion	39,673	111,062
Deferred income tax liabilities, net	6,893	25,385
Total liabilities	241,483	337,223

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 15,523,300 and 15,414,005 shares issued and outstanding as of December 31, 2022 and January 1, 2022, respectively	155	154
Additional paid-in capital	471,300	451,754
Retained earnings	222,785	172,812
Total stockholders’ equity	694,240	624,720
Total liabilities and stockholders’ equity	$935,723	$961,943
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Fiscal Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Gross revenues	$786,778	$706,706	$659,296

Direct costs:
Salaries and wages	186,806	175,047	176,865
Sub-consultant services	153,641	124,998	107,602
Other direct costs	60,357	47,347	40,291
Total direct costs	400,804	347,392	324,758

Gross profit	385,974	359,314	334,538

Operating expenses:
Salaries and wages, payroll taxes, and benefits	193,488	176,838	176,816
General and administrative	66,114	53,986	50,214
Facilities and facilities related	21,252	20,193	21,280
Depreciation and amortization	38,938	39,953	42,079
Total operating expenses	319,792	290,970	290,389

Income from operations	66,182	68,344	44,149

Interest expense	(3,808)	(6,239)	(15,181)

Income before income tax expense	62,374	62,105	28,968
Income tax expense	(12,401)	(14,958)	(7,950)
Net income and comprehensive income	$49,973	$47,147	$21,018

Earnings per share:
Basic	$3.39	$3.34	$1.70
Diluted	$3.27	$3.22	$1.65

Weighted average common shares outstanding:
Basic	14,753,738	14,135,333	12,362,786
Diluted	15,260,186	14,656,381	12,713,075
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount
Balance, December 28, 2019	12,852,357	$129	$251,187	$104,647	$355,963
Stock-based compensation	—	—	14,955	—	14,955
Restricted stock issuance, net	373,684	4	(4)	—	—
Stock issuance for acquisitions	38,846	—	1,855	—	1,855
Payment of contingent consideration with common stock	5,244	—	278	—	278
Net income	—	—	—	21,018	21,018
Balance, January 2, 2021	13,270,131	133	268,271	125,665	394,069
Stock-based compensation	—	—	16,301	—	16,301
Restricted stock issuance, net	226,736	2	(2)	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(580)	—	(52)	—	(52)
Stock issuance for acquisitions	60,680	—	5,203	—	5,203
Proceeds from secondary offering, net of costs	1,854,838	19	161,824	—	161,843
Payment of contingent consideration with common stock	2,200	—	209	—	209
Net income	—	—	—	47,147	47,147
Balance, January 1, 2022	15,414,005	154	451,754	172,812	624,720
Stock-based compensation	—	—	18,195	—	18,195
Restricted stock issuance, net	96,776	1	(1)	—	—
Stock issuance for acquisitions	12,519	—	1,352	—	1,352
Net income	—	—	—	49,973	49,973
Balance, December 31, 2022	15,523,300	$155	$471,300	$222,785	$694,240
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Cash flows from operating activities:
Net income	$49,973	$47,147	$21,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,063	44,971	45,488
Non-cash lease expense	12,813	10,191	9,469
Provision for doubtful accounts	(60)	1,243	4,311
Stock-based compensation	19,326	16,301	14,955
Change in fair value of contingent consideration	2,972	2,333	—
Gain on disposals of property and equipment	(328)	(1,102)	(462)
Deferred income taxes	(18,492)	(7,007)	(13,064)
Amortization of debt issuance costs	724	1,210	896
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	10,212	2,677	(13,592)
Unbilled receivables	(3,303)	(12,573)	1,996
Prepaid expenses and other assets	(1,125)	(4,792)	4,680
Accounts payable	(1,673)	8,181	3,367
Accrued liabilities and other long-term liabilities	(19,901)	(12,507)	(4,865)
Contingent consideration	(800)	—	—
Billings in excess of costs and estimated earnings on uncompleted contracts	(296)	4,005	21,659
Other current liabilities	(125)	1,164	153
Net cash provided by operating activities	93,980	101,442	96,009

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(5,908)	(67,995)	(882)
Proceeds from sale of assets	87	1,639	1,670
Purchase of property and equipment	(15,689)	(13,903)	(9,855)
Net cash used in investing activities	(21,510)	(80,259)	(9,067)

Cash flows from financing activities:
Borrowings from Senior Credit Facility	—	138,750	—
Proceeds from common stock offering	—	172,500	—
Payments of borrowings from Senior Credit Facility	(65,000)	(323,832)	(36,625)
Payments on notes payable	(15,445)	(12,516)	(15,207)
Payments of contingent consideration	(1,464)	(1,329)	(1,579)
Payments of common stock offering costs	—	(10,657)	—
Payments of debt issuance costs	—	(976)	(447)
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	—	(52)	—
Net cash used in financing activities	(81,909)	(38,112)	(53,858)

Net (decrease) increase in cash and cash equivalents	(9,439)	(16,929)	33,084
Cash and cash equivalents – beginning of period	47,980	64,909	31,825
Cash and cash equivalents – end of period	$38,541	$47,980	$64,909
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,220	$5,909	$15,623
Cash paid for income taxes	$29,639	$26,270	$19,748

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$6,299	$5,133	$255
Notes payable and other obligations issued for acquisitions	$2,039	$21,837	$500
Stock issuance for acquisitions	$1,352	$5,203	$1,855
Finance leases	$2,490	$376	$1,244
Payment of contingent consideration and other obligations with common stock	$—	$209	$278
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Note 1 – Organization and Nature of Business Operations
Business
NV5 Global, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Global”) is a provider of professional and technical engineering and consulting solutions to public and private sector clients in the infrastructure, utility services, construction, real estate, environmental, and geospatial markets, operating nationwide and abroad. The Company’s clients include the U.S. Federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to:

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
Fiscal Year
The Company reports its financial results on a 52/53-week fiscal year ending on the Saturday closest to December 31st (whether or not in the following calendar year), with interim calendar quarters ending on the Saturday closest to the end of such calendar quarter (whether or not in the following calendar quarter). As a result, fiscal 2022 and 2021 included 52 weeks compared to fiscal 2020, which included 53 weeks.
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
Estimates and assumptions are evaluated periodically and adjusted when necessary. The more significant estimates affecting amounts reported in the consolidated financial statements include the following:
•Fair value estimates used in accounting for business combinations including the valuation of identifiable intangible assets and contingent consideration,
•Fair value estimates in determining the fair value of our reporting units for goodwill impairment assessment,
•Revenue recognition over time, and
•Allowances for uncollectible accounts.
Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit with financial institutions and investments in high quality overnight money market funds, all of which have maturities of three months or less when purchased. From time to time the Company may be exposed to credit risk with its bank deposits in excess of the Federal Deposit Insurance Corporation insurance limits and with uninsured money market investments. Management believes cash and cash equivalent balances are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
Concentration of Credit Risk
Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. The Company did not have any clients representing more than 10% of our gross revenues during 2022, 2021, or 2020; however, 28%, 26% and 28% of the Company’s gross revenues for fiscal years 2022, 2021, and 2020, respectively, are from California-based projects. During fiscal years 2022, 2021, and 2020 approximately 64%, 65% and 68%, respectively, of our gross revenues were attributable to the public and quasi-public sector. Management continually evaluates the creditworthiness of these and future clients and provides for bad debt reserves as necessary.
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
The Company considers cash and cash equivalents, accounts receivable, accounts payable, income taxes payable, accrued liabilities, and debt obligations to meet the definition of financial instruments. As of December 31, 2022, and January 1, 2022, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, income taxes payable, and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

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
Several factors are considered when determining contingent consideration liabilities as part of the purchase price, including whether: (i) the valuation of the acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (ii) the former owners of the acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of other key employees. The contingent earn-out payments are not affected by employment termination.
The Company reviews and re-assesses the estimated fair value of contingent consideration liabilities on a quarterly basis, and the updated fair value could differ from the initial estimates. The Company measures contingent consideration recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The Company generally uses a Monte Carlo simulation-based option pricing model, based on key inputs requiring significant judgments and estimates to be made by the Company, including projections of future earnings over the earn-out period. Significant increases or decreases to these inputs could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent consideration liabilities. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate on the acquisition date and amount paid will be recorded in earnings. See Note 12, Contingent Consideration, for additional information regarding contingent considerations.
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

Asset	Depreciation Period (in years)
Office furniture and equipment	4
Computer equipment	3
Survey and field equipment	5 - 15
Leasehold improvements	Lesser of the estimated useful lives or remaining term of the lease
Property and equipment balances are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
value typically based on a discounted cash flow model. During fiscal years 2022, 2021 and 2020, no impairment charge relating to property and equipment was recognized.
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
The Company evaluates goodwill annually for impairment on August 1, or whenever events or changes in circumstances indicate the asset may be impaired, using the quantitative method. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include macroeconomic and industry conditions, cost factors, overall financial performance, and other relevant entity-specific events. If the entity determines that this threshold is met, then the Company applies a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company determines fair value through multiple valuation techniques, and weights the results accordingly. Subjective and complex judgments are required in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. The Company conducts its annual impairment tests on the goodwill using the quantitative method of evaluating goodwill.
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
During fiscal years 2022, 2021 and 2020, no impairment charge relating to goodwill and intangible assets was recognized. See Note 9, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.
Revenue Recognition
The Company utilizes the contract method under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), which allows companies to account for contracts on a contract-by-contract basis. For the Company's time and materials contracts, it applies the as-invoiced practical expedient, which permits us to recognize revenue as the right to invoice for services performed.
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
The Company’s performance obligations are satisfied as work progresses or at a point in time. Revenue on the Company's cost-reimbursable contracts is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it depicts the transfer of control to the customer. Contract costs include labor, sub-consultant services, and other direct costs. Gross revenues from services transferred to customers over time accounted for 88%, 90%, and 92% of the Company’s revenues during fiscal years 2022, 2021, and 2020, respectively.
Gross revenues recognized under lump-sum contracts were $343,538, $309,624, and $297,116 during the fiscal years 2022, 2021, and 2020, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Gross revenues from services transferred to customers at a point in time is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed. Gross revenue from services transferred to customers at a point in time accounted for 12%, 10%, and 8% of the Company’s revenues during fiscal years 2022, 2021, and 2020, respectively.
As of December 31, 2022, the Company had $761,776 of remaining performance obligations, of which $607,239 is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in performance obligations. Performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
Contract modifications are common in the performance of our contracts. Contracts modified typically result from changes in scope, specifications, design, performance, sites, or period of completion. In most cases, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.
Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity, and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, and anticipated losses are recorded on the cumulative catch-up basis in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment. During fiscal years 2022, 2021, and 2020 the cumulative catch-up adjustments for contract modifications were not material.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Contract Balances
The timing of revenue recognition, billings, and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheets.
Billed receivables, net represents amounts billed to clients that remain uncollected as of the balance sheet date. The amounts are stated at their estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is estimated based on management’s evaluation of the contracts involved and the financial condition of clients. Factors the Company considers include, but are not limited to:
•Client type (governmental or commercial client),
•Historical performance,
•Historical collection trends, and
•General economic conditions.
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
In certain circumstances, the contract may allow for billing terms that result in the cumulative amounts billed in excess of revenues recognized. “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. During fiscal 2022, the Company performed services and recognized $25,262 of revenue related to its contract liabilities that existed as of January 1, 2022.
Advertising
Advertising costs are charged to expense in the period incurred and amounted to $1,977, $895, and $940 during fiscal years 2022, 2021, and 2020, respectively, which are included in General and Administrative Expenses on the accompanying Consolidated Statements of Net Income and Comprehensive Income.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Note 3 – Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Reference Rate Reform
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"). This ASU provides optional expedients and exceptions to the current guidance on contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The guidance was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) ("ASU 2022-06"). This ASU deferred the sunset date of this guidance to December 31, 2024. The Company applied this guidance to its Second A&R Credit Agreement and there was no impact to its financial statements as a result.
Business Combinations
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). This ASU improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. This ASU requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of ASU 2021-08 is permitted, including adoption in an interim period. The standard should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company early adopted this guidance which resulted in the recording of opening balance contract liabilities of $2,203.
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
The weighted average number of shares outstanding in calculating basic earnings per share during fiscal years 2022, 2021, and 2020 exclude 742,671, 777,683, and 763,183 non-vested restricted shares, respectively. During fiscal 2022, 2021, and 2020 there were 25,979, 7,448, and 12,588 weighted average securities which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met.
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share during fiscal years 2022, 2021 and 2020:

	Fiscal Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Numerator:
Net income – basic and diluted	$49,973	$47,147	$21,018

Denominator:
Basic weighted average shares outstanding	14,753,738	14,135,333	12,362,786
Effect of dilutive non-vested restricted shares and units	490,981	498,116	303,622
Effect of issuable shares related to acquisitions	15,467	22,932	46,667
Diluted weighted average shares outstanding	15,260,186	14,656,381	12,713,075

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
Note 6 – Business Acquisitions
2022 Acquisitions
The Company completed five acquisitions during 2022. The aggregate purchase price of the acquisitions was $14,220, including $5,882 in cash, $1,606 of promissory notes, $433 of the Company's common stock, and potential earn-outs of up to $15,850 payable in cash and common stock, which were recorded at an estimated fair value of $6,299. An option-based model was used to determine the fair value of the earn-outs, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2022 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, certain fixed assets, and the fair value of the earn-outs.
In late 2022, the Company entered into a definitive agreement to acquire the Visual Information Solutions commercial geospatial technology and software business from L3Harris.
2021 Acquisitions
The Company completed eight acquisitions during 2021. The aggregate purchase price of the acquisitions was $100,449, including $69,501 of cash, $19,028 of promissory notes, $6,787 of the Company's common stock, and potential earn-outs of up to $25,700 payable in cash and stock, which were recorded at an estimated fair value of $5,133. An option-based model was used to determine the fair value of the earn-outs, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities was completed within the one-year measurement period as required by ASC 805. Purchase price allocation adjustments recorded during 2022 were immaterial.
2020 Acquisitions
The Company completed one acquisition during 2020. The aggregate purchase price was $1,949, including $882 of cash, $500 in promissory note, $312 of the Company's common stock, and $255 in additional contingent payments. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed the Company performed a fair value assessment.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition dates for acquisitions closed during fiscal years 2022, 2021, and 2020:

	2022	2021	2020
	Total	Total	Total
Cash	$—	$1,480	$—
Billed and unbilled receivables, net	1,807	17,728	1,439
Right-of-use assets	632	2,932	—
Property and equipment	1,510	3,741	28
Prepaid expenses	—	519	33
Other assets	—	13	28
Intangible assets:
Customer relationships	3,612	36,338	237
Trade name	268	2,098	30
Customer backlog	460	3,847	56
Other	281	4,456	5
Total Assets	$8,570	$73,152	$1,856
Liabilities	(5,623)	(13,984)	(345)
Deferred tax liabilities	—	(4,521)	(86)
Net assets acquired	$2,947	$54,647	$1,425

Consideration paid (Cash, notes and/or stock)	$7,921	$95,316	$1,694
Contingent earn-out liability (Cash and stock)	6,299	5,133	255
Total Consideration	$14,220	$100,449	$1,949
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$11,273	$45,802	$524
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
The consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of businesses acquired from their respective dates of acquisition for fiscal years 2022, 2021, and 2020.

	2022	2021	2020
Gross revenues	$5,211	$29,965	$851
Income before income taxes	$985	$5,167	$31
General and administrative expense for fiscal years 2022, 2021, and 2020 includes $2,639, $3,274, and $856, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.
The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for fiscal years 2022, 2021, and 2020 as if the 2022 acquisitions had occurred at the beginning of fiscal year 2021 and the 2021 acquisitions had occurred at the beginning of fiscal year 2020. The pro forma information provided below is compiled from the pre-acquisition financial information and includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Company would have been if the acquisitions and related financing transactions had occurred on the date assumed, nor are they indicative of future results of operations.

	Fiscal Years Ended
	2022	2021	2020
Gross revenues	$789,934	$765,632	$720,039
Net income	$50,071	$49,769	$22,774
Basic earnings per share	$3.39	$3.50	$1.83
Diluted earnings per share	$3.28	$3.38	$1.78
Adjustments were made to the pro forma results to adjust amortization of intangible assets to reflect fair value of identified assets acquired, to record the effects of promissory notes issued, and to record the income tax effect of these adjustments.
Note 7 – Billed and Unbilled Receivables
Billed and Unbilled Receivables consists of the following:

	December 31, 2022	January 1, 2022
Billed receivables	$149,082	$159,942
Less: allowance for doubtful accounts	(3,445)	(6,128)
Billed receivables, net	$145,637	$153,814

Unbilled receivables	$95,104	$91,558
Less: allowance for doubtful accounts	(2,242)	(1,824)
Unbilled receivables, net	$92,862	$89,734
Activity in the allowance for doubtful accounts consists of the following:

	December 31, 2022	January 1, 2022
Balance as of the beginning of the year	$7,952	$8,679
Provision for doubtful accounts	(60)	1,243
Write-offs of uncollectible accounts	(2,205)	(1,970)
Balance as of the end of the year	$5,687	$7,952
Note 8 – Property and Equipment, net
Property and equipment, net consists of the following:

	December 31, 2022	January 1, 2022
Office furniture and equipment	$3,421	$3,314
Computer equipment	25,816	20,063
Survey and field equipment	49,985	35,436
Leasehold improvements	6,546	6,395
Total	85,768	65,208
Less: accumulated depreciation	(44,128)	(32,479)
Property and equipment, net	$41,640	$32,729
Depreciation expense for fiscal year 2022, 2021, and 2020 was $11,722, $11,473, and $10,892, respectively, of which $5,125, $5,018, and $4,510, was included in other direct costs.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Note 9 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value by reportable segment for the fiscal years 2022 and 2021 were as follows:

	Fiscal Year 2022
	January 1, 2022	Acquisitions	Adjustments	December 31, 2022
INF	$90,725	$120	$87	$90,932
BTS	111,005	1,152	(319)	111,838
GEO	188,186	10,001	—	198,187
Total	$389,916	$11,273	$(232)	$400,957

	Fiscal Year 2021
	January 2, 2021	Acquisitions	Adjustments	January 1, 2022
INF	$87,333	$3,392	$—	$90,725
BTS	78,848	32,071	86	111,005
GEO	177,615	10,571	—	188,186
Total	$343,796	$46,034	$86	$389,916
Goodwill of $2,891 and $24,775 from acquisitions in 2022 and 2021 is expected to be deductible for income tax purposes. During 2022, the Company recorded goodwill related to acquisitions of $11,273 and purchase price allocation adjustments of $232 that decreased goodwill for 2021 acquisitions. During 2021, the Company recorded goodwill related to acquisitions of $46,034 and a purchase price adjustments of $86 that increased goodwill for the 2020 acquisition.
Intangible assets
Intangible assets, net, at December 31, 2022 and January 1, 2022 consists of the following:

	December 31, 2022			January 1, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$222,998	$(87,054)	$135,944	$219,455	$(65,017)	$154,438
Trade name(2)	16,883	(15,933)	950	16,615	(14,815)	1,800
Customer backlog(3)	29,419	(27,333)	2,086	28,971	(25,162)	3,809
Non-compete(4)	14,110	(11,298)	2,812	13,829	(9,024)	4,805
Developed technology(5)	32,944	(14,305)	18,639	32,944	(9,572)	23,372
Total finite-lived intangible assets	$316,354	$(155,923)	$160,431	$311,814	$(123,590)	$188,224

(1) Amortized on a straight-line basis over estimated lives (1 to 12 years)
(2) Amortized on a straight-line basis over their estimated lives (1 to 2 years)
(3) Amortized on a straight-line basis over their estimated lives (1 to 10 years)
(4) Amortized on a straight-line basis over their contractual lives (1 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 7 years)

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
The following table summarizes the weighted average useful lives of definite-lived intangible assets acquired during 2022, 2021, and 2020:

	2022	2021	2020
Customer relationships	7.5	8.2	10.0
Trade name	1.8	2.0	1.5
Customer backlog	1.4	1.6	1.5
Non-compete	3.6	3.8	2.0
Amortization expense for fiscal years 2022, 2021 and 2020 was $32,341, $33,498 and $34,596 respectively.
As of December 31, 2022, the future estimated aggregate amortization related to finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Fiscal Year	Amount
2023	$30,630
2024	27,793
2025	26,721
2026	25,545
2027	17,562
Thereafter	32,180
Total	$160,431
Note 10 – Accrued Liabilities
Accrued liabilities consist of the following:

	December 31, 2022	January 1, 2022
Current portion of lease liability	$13,081	$12,897
Accrued vacation	12,467	12,819
Payroll and related taxes	6,616	10,931
Benefits	5,160	6,767
Accrued operating expenses	4,540	4,329
Other	2,449	2,718
Total	$44,313	$50,461

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Note 11 – Notes Payable and Other Obligations
Notes payable and other obligations consists of the following:

	December 31, 2022	January 1, 2022
Senior credit facility	$33,750	$98,750
Uncollateralized promissory notes	18,492	31,493
Finance leases	3,465	2,215
Other obligations	1,814	2,733
Debt issuance costs, net of amortization	(2,672)	(3,395)
Total Notes Payable and Other Obligations	54,849	131,796
Current portion of notes payable and other obligations	15,176	20,734
Notes payable and other obligations, less current portion	$39,673	$111,062
Future contractual maturities of long-term debt as of December 31, 2022 are as follows:

Fiscal Year	Amount
2023	$15,153
2024	4,977
2025	1,799
2026	35,388
2027 and thereafter	204
Total	$57,521
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), the Company amended and restated its Credit Agreement (the "Second A&R Credit Agreement"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of the Company's subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of the assets of the Company. The Second A&R Credit Agreement also includes an accordion feature permitting the Company to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of December 31, 2022 and January 1, 2022, the outstanding balance on the Second A&R Credit Agreement was $33,750 and $98,750, respectively.
Our credit agreement provides for the replacement of LIBOR (London Interbank Offered Rate), which prior to June 30, 2023 will likely be transitioned to SOFR (Secured Overnight Funding Rate) ("LIBOR Transition"). Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are tied to a Eurocurrency rate equal to LIBOR or, from and after the LIBOR Transition, either Term SOFR or Daily Simple SOFR, plus in each case an applicable margin, or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on the Company's consolidated leverage ratio. As of December 31, 2022 the Company's interest rate was 5.3%.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
These financial covenants also require the Company to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of December 31, 2022, the Company was in compliance with the financial covenants.

    The Second A&R Credit Agreement contains covenants that may have the effect of limiting the Company's ability to, among other things, merge with or acquire other entities, enter into a transaction resulting in a Change in Control, create certain new liens, incur certain additional indebtedness, engage in certain transactions with affiliates, or engage in new lines of business, or sell a substantial part of their assets. The Second A&R Credit Agreement also contains customary events of default, including (but not limited to) a default in the payment of principal or, following an applicable grace period, interest, breaches of the Company's covenants or warranties under the Second A&R Credit Agreement, payment default or acceleration of certain indebtedness, certain events of bankruptcy, insolvency or liquidation, certain judgments or uninsured losses, changes in control, and certain liabilities related to ERISA based plans.
The Second A&R Credit Agreement limits the payment of cash dividends (together with certain other payments that would constitute a "Restricted Payment" within the meaning of the Second A&R Credit Agreement and generally including dividends, stock repurchases, and certain other payments in respect to warrants, options, and other rights to acquire equity securities), unless the Consolidated Leverage Ratio would be less than 3.25 to 1.00 and available liquidity (defined as unrestricted, domestically held cash plus revolver availability) would be at least $30,000, in each case after giving effect to such payment.
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $724, $1,210, and $896 during 2022, 2021, and 2020, respectively.
Other Obligations
The Company has aggregate obligations related to acquisitions of $20,306 and $34,226 as of December 31, 2022 and January 1, 2022, respectively. As of December 31, 2022, the Company's weighted average interest rate on other outstanding obligations was 2.3%.
Note 12 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	December 31, 2022	January 1, 2022
Contingent consideration, beginning of the year	$8,328	$2,400
Additions for acquisitions	6,299	5,133
Reduction of liability for payments made	(2,264)	(1,538)
Increase of liability related to re-measurement of fair value	2,972	2,333
Total contingent consideration, end of the period	15,335	8,328
Current portion of contingent consideration	10,854	5,807
Contingent consideration, less current portion	$4,481	$2,521
During 2022 and 2021, the Company recorded earn-out fair value adjustments of $2,972 and $2,333, respectively, that increased the contingent consideration liability of acquisitions.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Note 13 – Leases
The Company primarily leases property under operating leases and has six equipment operating leases for aircrafts used by its geospatial operations. The Company's property operating leases consist of various office facilities. The Company uses a portfolio approach to account for such leases due to the similarities in characteristics and applies an incremental borrowing rate based on estimates of rates the Company would pay for senior collateralized loans over a similar term. The Company's office leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for lease components (e.g. fixed payments including rent, real estate taxes and common area maintenance costs) as a single lease component. Some of the Company's leases include one or more options to renew the lease term at its sole discretion; however, these are not included in the calculation of its lease liability or right-of-use ("ROU") lease asset because they are not reasonably certain of exercise.
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

Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Leases	Classification	December 31, 2022	January 1, 2022
Assets
Operating lease assets	Right-of-use lease asset, net (1)	$39,314	$44,260
Finance lease assets	Property and equipment, net (1)	3,446	2,197
Total leased assets		$42,760	$46,457

Liabilities
Current
Operating	Accrued liabilities	$(13,081)	$(12,897)
Finance	Current portion of notes payable and other obligations	(1,333)	(1,225)
Noncurrent
Operating	Other long-term liabilities	(28,452)	(33,169)
Finance	Notes payable and other obligations, less current portion	(2,132)	(990)
Total lease liabilities		$(44,998)	$(48,281)

(1)As of December 31, 2022, operating right of-use lease assets and finance lease assets are recorded net of accumulated amortization of $35,646 and $4,864, respectively. As of January 1, 2022, operating right-of-use lease assets and finance lease assets are recorded net of accumulated amortization of $29,257 and $3,643, respectively.

Supplemental balance sheet information related to the Company's operating and finance leases is as follows:

Weighted - Average Remaining Lease Term (Years)	December 31, 2022	January 1, 2022
Operating leases	4.0	4.5
Finance leases	2.2	1.6

Weighted - Average Discount Rate
Operating leases	4%	4%
Finance leases	7%	7%

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Supplemental cash flow information related to the Company's operating and finance lease liabilities is as follows:

	Fiscal Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Operating cash flows from operating leases	$13,739	$14,081	$13,854
Financing cash flows from finance leases	$1,241	$1,274	$267
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$7,058	$9,249	$13,427
The following table summarizes the components of lease cost recognized in the consolidated statements of net income and comprehensive income:

		Fiscal Year Ended
Lease Cost	Classification	December 31, 2022	January 1, 2022	January 2, 2021
Operating lease cost	Facilities and facilities related	$15,724	$15,439	$15,071
Variable operating lease cost	Facilities and facilities related	3,806	1,655	2,934
Finance lease cost
Amortization of financing lease assets	Depreciation and amortization	1,239	1,250	1,035
Interest on lease liabilities	Interest expense	121	154	121
Total lease cost		$20,890	$18,498	$19,161

As of December 31, 2022, maturities of the Company's lease liabilities under its long-term operating leases and finance leases for the next five fiscal years and thereafter are as follows:

Fiscal Year	Operating Leases	Finance Leases
2023	$14,221	$1,410
2024	11,259	911
2025	8,389	748
2026	5,727	698
2027	2,519	237
Thereafter	2,445	9
Total lease payments	44,560	4,013
Less: Interest	(3,027)	(548)
Present value of lease liabilities	$41,533	$3,465
Note 14 – Commitments and Contingencies
Litigation, Claims, and Assessments
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

In August 2021, a Consolidated Amended Class Action Complaint was filed in a case titled In Re: Champlain Towers South Collapse Litigation, 2021-015089-CA-01, Circuit Court of the Eleventh Judicial District, Miami-Dade County regarding the collapse of the Champlain Tower South condominium building in Surfside, Florida. The case initially claimed negligence by the Champlain Towers South Condominium Association, Inc. (the “Association”) led to the building’s partial collapse (the “CTS Collapse”). In November 2021, a Consolidated Second Amended Class Action Complaint (the “Second Complaint”) was filed against firms involved in the construction of a neighboring building known as “Eighty-Seven Park” alleging that work at Eighty-Seven Park may have been a contributing factor in the collapse. The defendants in the Second Complaint included the developers of Eighty-Seven Park, the general contractor and four other firms, including the Company (collectively, the “Eight-Seven Park Defendants”). The Company provided limited services to the developers of Eight-Seven Park in 2016, which is more than 5 years prior to the collapse of the Champlain Tower South Condominium Building. On June 16, 2022, a settlement agreement was reached to settle these cases with: (a) proposed class of unit owners, (b) invitees, (c) residents, (d) persons who died or sustained any personal injury (including, without limitation, emotional distress) as a result of the CTS Collapse, (e) persons or entities who suffered a loss of, or damage to, real property or personal property, or suffered other economic loss, as a result of the CTS Collapse, (f) representative claimants, and (g) derivative claimants. The Company’s insurers have paid the settlement amount on behalf of the Company pursuant to the settlement agreement. The Court granted preliminary approval of the settlement on May 28, 2022, and the plaintiffs provided notice to the proposed settlement class. The Court held a fairness hearing on June 23, 2022, and it issued an order granting final approval of the settlement on June 24, 2022.
Note 15 – Stock-Based Compensation
In October 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of December 31, 2022, 1,995,274 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of: (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company’s Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.
The following summarizes the activity of restricted stock awards during fiscal years 2022, 2021, and 2020:

	Share Units	Weighted Average Grant Date Fair Value
Unvested shares as of December 28, 2019	652,677	$58.20
Granted	390,833	$47.00
Vested	(251,178)	$44.95
Forfeited	(22,149)	$64.00
Unvested shares as of January 2, 2021	770,183	$57.20
Granted	265,644	$91.31
Vested	(257,435)	$65.14
Forfeited	(33,902)	$58.25
Unvested shares as of January 1, 2022	744,490	$66.34
Granted	203,149	$118.33
Vested	(131,973)	$63.72
Forfeited	(101,873)	$67.08
Unvested shares as of December 31, 2022	713,793	$81.25
Stock-based compensation expense is recognized on a straight-line basis over the vesting period, net of actual forfeitures. Stock-based compensation expense relating to restricted stock awards during fiscal years ended 2022, 2021, and 2020 was $19,326, $16,301, and $14,955, respectively. In connection with the Company's 401(k) Profit Sharing match, stock-based compensation expense during fiscal 2022 includes $1,131 of expense related to the Company's liability-classified awards.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
The total estimated amount of the liability-classified awards for fiscal 2022 is approximately $4,901. Approximately $29,243 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.2 years, is unrecognized as of December 31, 2022. The total fair value of restricted shares vested during fiscal years 2022, 2021, and 2020 was $17,137, $24,823, and $12,472, respectively.
Note 16 – Employee Benefit Plan
The Company sponsors 401(k) plans for which employees meeting certain age and length of service requirements may contribute up to the defined statutory limit. In 2022 the Company is offering a 401(k) Profit Sharing match for participating employees equal to 50% of contributions into the plan up to the first 6% of eligible compensation. The match will be allocated 25% in cash to the retirement plan and 75% in restricted stock awards ("RSA's") under the NV5 Equity Incentive Plan with a three-year vesting. This annual match will be made after the completion of the plan year and employees must be employed on December 31st of the plan year to receive the match. The RSA's to be issued are deemed to be liability-classified awards that will be recognized over the applicable service period. The awards will be remeasured to fair value each reporting period until the unvested RSAs are granted.
The Company recognized expenses of $1,648, $334, and $1,673, respectively, related to the 401(k) plans for fiscal years 2022, 2021, and 2020, respectively.
Note 17 – Income Taxes
Income tax expense for years 2022, 2021, and 2020 consists of the following:

	Fiscal Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Current:
Federal	$20,977	$14,251	$13,192
State	9,040	7,353	7,690
Foreign	943	400	137
Total current income tax expense	30,960	22,004	21,019

Deferred:
Federal	(15,401)	(3,740)	(10,708)
State	(3,161)	(3,238)	(2,317)
Foreign	3	(68)	(44)
Total deferred income tax benefit	(18,559)	(7,046)	(13,069)
		.
Total income tax expense	$12,401	$14,958	$7,950

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Temporary differences comprising the net deferred income tax liability shown in the Company’s consolidated balance sheets were as follows:

	December 31, 2022	January 1, 2022
Deferred tax asset:
Lease liabilities	$10,732	$11,811
Tax carryforwards	3,863	5,734
Accrued compensation	11,945	9,133
Accrued payroll tax	—	1,414
Allowance for doubtful accounts	1,559	2,306
Capitalized Research and Development Costs	14,795	—
Other	1,025	369
Total deferred tax asset	$43,919	$30,767

Deferred tax liability:
Acquired intangibles	$(30,226)	$(35,620)
Right-of-use assets	(10,361)	(11,338)
Depreciation and amortization	(9,467)	(8,088)
Cash to accrual adjustment	—	(609)
Other	(758)	(497)
Total deferred tax liability	$(50,812)	$(56,152)

Net deferred tax liability	$(6,893)	$(25,385)

As of December 31, 2022 and January 1, 2022, the Company had net non-current deferred tax liabilities of $6,893 and $25,385, respectively. No material valuation allowances are recorded against the Company’s deferred income tax assets as of December 31, 2022 and January 1, 2022. Deferred income tax liabilities primarily relate to depreciation and intangible assets, which are partially offset by deferred tax assets related to accrued compensation, the capitalization of research and development costs under Section 174 of the Internal Revenue Code, and other deferred tax items. Beginning in 2022, the Tax Cuts and Jobs Act eliminates the option to currently deduct research and development expenditures in the period incurred and requires taxpayers to capitalize and amortize such expenditures over five years pursuant to Section 174 of the Internal Revenue Code.
Total income tax expense was different than the amount computed by applying the Federal statutory rate as follows:

	Fiscal Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Tax at federal statutory rate	$13,099	$13,042	$6,083
State taxes, net of Federal benefit	3,853	3,908	2,653
Stock-based compensation	(1,495)	(1,432)	(157)
Federal and state tax credits	(3,983)	(1,242)	(1,544)
Changes in unrecognized tax position	(73)	96	179
Other	1,000	586	736
Total income tax expense	$12,401	$14,958	$7,950
The Company’s consolidated effective income tax rate was 19.9%, 24.1%, and 27.4% for fiscal years 2022, 2021, and 2020, respectively.
The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. Fiscal years 2012 through 2022 are considered open tax years in the State of California, and 2019 through 2022 are considered open tax years in the U.S. Federal jurisdiction and other state and foreign jurisdictions.
As of December 31, 2022 and January 1, 2022, the Company had $966 and $1,071, respectively, of gross unrecognized tax benefits, which if recognized, $847 and $952 would affect our effective tax rate. The Company expects to reverse an immaterial amount of unrecognized tax benefits in the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31, 2022	January 1, 2022	January 2, 2021
Balance, beginning of period	$1,071	$1,022	$887
Additions based on tax positions related to the current year	131	124	155
Additions for tax positions of prior years	6	—	30
Lapse of statute of limitations	(103)	(45)	(50)
Reductions for positions of prior years	(139)	(30)	—
Balance, end of period	$966	$1,071	$1,022

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to unrecognized tax benefits in the Consolidated Balance Sheet were $340 and $296 as of December 31, 2022 and January 1, 2022, respectively.
Note 18 – Reportable Segments
The Company's Chief Executive Officer, who is the chief operating decision maker ("CODM"), has organized the Company into three operating and reportable segments as follows:
•Infrastructure ("INF"), which includes the Company's engineering, civil program management, utility services, and construction quality assurance, testing and inspection practices,
•Building, Technology & Sciences ("BTS"), which includes the Company's environmental health sciences, clean energy consulting, buildings and program management, and MEP & technology design practices, and
•Geospatial Solutions ("GEO"), which includes the Company's geospatial solution practices.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
The Company evaluates the performance of these reportable segments based on their respective operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. The following tables set forth summarized financial information concerning our reportable segments:

	Fiscal Years Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Gross revenues
INF	$395,878	$383,725	$352,965
BTS	232,577	185,995	157,432
GEO	158,323	136,986	148,899
Total gross revenues	$786,778	$706,706	$659,296

Segment income before taxes
INF	$68,259	$71,838	$62,574
BTS	43,810	35,221	21,091
GEO	42,640	33,027	30,013
Total Segment income before taxes	154,709	140,086	113,678
Corporate(1)	(92,335)	(77,981)	(84,710)
Total income before taxes	$62,374	$62,105	$28,968
(1) Includes amortization of intangibles of $32,341, $33,498, and $34,596 for the fiscal years ended 2022, 2021, and 2020, respectively.

	December 31, 2022	January 1, 2022
Assets
INF	$226,301	$246,377
BTS	231,049	246,841
GEO	366,385	361,793
Corporate(1)	111,988	106,932
Total assets	$935,723	$961,943
(1) Corporate assets consist of intercompany eliminations and assets not allocated to segments including cash and cash equivalents and certain other assets.
Substantially all of the Company's assets are located in the United States.
The Company disaggregates its gross revenues from contracts with customers by geographic location, customer-type, and contract-type for each of its reportable segments. Disaggregated revenues include the elimination of inter-segment revenues which has been allocated to each segment. The Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors. No sales to an individual customer or country other than the United States accounted for more than 10% of gross revenue for fiscal years 2022, 2021, and 2020. Gross revenue, classified by the major geographic areas in which our customers were located, were as follows:

	Fiscal Year 2022
	INF	BTS	GEO	Total
United States	$395,878	$204,036	$154,584	$754,498
Foreign	—	28,541	3,739	32,280
Total gross revenues	$395,878	$232,577	$158,323	$786,778

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

	Fiscal Year 2021
	INF	BTS	GEO	Total
United States	$383,725	$167,057	$134,003	$684,785
Foreign	—	18,938	2,983	21,921
Total gross revenues	$383,725	$185,995	$136,986	$706,706

	Fiscal Year 2020
	INF	BTS	GEO	Total
United States	$352,965	$147,806	$146,511	$647,282
Foreign	—	9,626	2,388	12,014
Total gross revenues	$352,965	$157,432	$148,899	$659,296

Gross revenue by customer were as follows:

	Fiscal Year 2022
	INF	BTS	GEO	Total
Public and quasi-public sector	$312,817	$61,726	$128,786	$503,329
Private sector	83,061	170,851	29,537	283,449
Total gross revenues	$395,878	$232,577	$158,323	$786,778

	Fiscal Year 2021
	INF	BTS	GEO	Total
Public and quasi-public sector	$304,753	$66,964	$86,628	$458,345
Private sector	78,972	119,031	50,358	248,361
Total gross revenues	$383,725	$185,995	$136,986	$706,706

	Fiscal Year 2020
	INF	BTS	GEO	Total
Public and quasi-public sector	$279,965	$67,434	$101,456	$448,855
Private sector	73,000	89,998	47,443	210,441
Total gross revenues	$352,965	$157,432	$148,899	$659,296

Gross revenues by contract type were as follows:

	Fiscal Year 2022
	INF	BTS	GEO	Total
Cost-reimbursable contracts	$379,818	$155,632	$157,992	$693,442
Fixed-unit price contracts	16,060	76,945	331	93,336
Total gross revenues	$395,878	$232,577	$158,323	$786,778

	Fiscal Year 2021
	INF	BTS	GEO	Total
Cost-reimbursable contracts	$367,310	$133,272	$136,683	$637,265
Fixed-unit price contracts	16,415	52,723	303	69,441
Total gross revenues	$383,725	$185,995	$136,986	$706,706

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

	Fiscal Year 2020
	INF	BTS	GEO	Total
Cost-reimbursable contracts	$337,580	$123,135	$148,631	$609,346
Fixed-unit price contracts	15,385	34,297	268	49,950
Total gross revenues	$352,965	$157,432	$148,899	$659,296
Note 19 - Subsequent Events
On February 22, 2023 ("Axim Closing Date"), the Company acquired all of the outstanding equity interests in Axim Geospatial, LLC ("Axim") and its subsidiaries, a provider of comprehensive geospatial services and solutions addressing critical mission requirements for customers across the defense and intelligence and state and local government sectors. The aggregate purchase price is up to $143,156, including $120,656 of cash at closing, a $7,500 promissory note, payable in three equal installments of $2,500 due on the first, second, and third anniversary dates from the Axim Closing Date, and $15,000 of the Company's common stock.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Controls and Procedures
As of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (2) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control—Integrated Framework.
As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired companies’ controls by year-end, management has excluded River City Testing, Inc., Fulton Consulting Engineers, Inc., Aerial Filmworks LLC (dba GEO1), KMK Technologies LLC, and Intrepid Engineering LLC from its evaluation of disclosure controls and procedures and internal control over financial reporting and changes therein from the date of such acquisition through December 31, 2022. Fiscal 2022 acquisitions constituted less than 1% of the total assets of the Company as of December 31, 2022, and 1% of the Company’s gross revenues for the fiscal year ended December 31, 2022.
Our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on these criteria. The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, the Company's independent registered certified public accounting firm. Their report, which is set forth in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K, expresses an unqualified opinion of the effectiveness of the Company's internal control over financial reporting as of December 31, 2022.
Changes in Internal Control
There were no changes to the Company's internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NV5 Global, Inc.
Hollywood, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NV5 Global, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at River City Testing, Inc., Fulton Consulting Engineers, Inc., Aerial Filmworks LLC (dba GEO1), KMK Technologies LLC, and Intrepid Engineering LLC, which were acquired in 2022 (collectively “the 2022 acquisitions”), and whose financial statements constitute less than 1% of total assets and 1% of gross revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at the 2022 acquisitions.

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
February 24, 2023
ITEM 9B.    OTHER INFORMATION
None

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2022 year end.
ITEM 11.    EXECUTIVE COMPENSATION.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2022 year end.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2022 year end.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2022 year end.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2022 year end.

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

10.16
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

NV5 GLOBAL, INC.

Date:	February 24, 2023		/s/ Dickerson Wright
		Name:	Dickerson Wright
		Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dickerson Wright	Chairman and Chief Executive Officer	February 24, 2023
Dickerson Wright	(Principal Executive Officer)

/s/ Edward H. Codispoti	Chief Financial Officer	February 24, 2023
Edward H. Codispoti	(Principal Financial and Accounting Officer)

/s/ Alexander A. Hockman	Chief Operating Officer, President and Director	February 24, 2023
Alexander A. Hockman

/s/ MaryJo O’Brien	Executive Vice President and Director	February 24, 2023
MaryJo O’Brien

/s/ Laurie Conner	Director	February 24, 2023
Laurie Conner

/s/ Dr. Denise Dickins	Director	February 24, 2023
Dr. Denise Dickins

/s/ William D. Pruitt	Director	February 24, 2023
William D. Pruitt

/s/ Francois Tardan	Director	February 24, 2023
Francois Tardan