Form 10-Q
period 2023-04-01
NV5 Global, Inc.
filed 2023-05-05
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of April 28, 2023, there were 15,708,193 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	April 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$31,341	$38,541
Billed receivables, net	145,799	145,637
Unbilled receivables, net	111,351	92,862
Prepaid expenses and other current assets	13,194	13,636
Total current assets	301,685	290,676
Property and equipment, net	49,438	41,640
Right-of-use lease assets, net	38,776	39,314
Intangible assets, net	213,517	160,431
Goodwill	483,236	400,957
Other assets	3,215	2,705
Total assets	$1,089,867	$935,723

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,333	$57,771
Accrued liabilities	56,073	44,313
Billings in excess of costs and estimated earnings on uncompleted contracts	37,327	31,183
Other current liabilities	1,556	1,597
Current portion of contingent consideration	10,606	10,854
Current portion of notes payable and other obligations	14,832	15,176
Total current liabilities	168,727	160,894
Contingent consideration, less current portion	2,695	4,481
Other long-term liabilities	28,638	29,542
Notes payable and other obligations, less current portion	153,084	39,673
Deferred income tax liabilities, net	16,853	6,893
Total liabilities	369,997	241,483

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 15,708,193 and 15,523,300 shares issued and outstanding as of April 1, 2023 and December 31, 2022, respectively	157	155
Additional paid-in capital	490,981	471,300
Retained earnings	228,732	222,785
Total stockholders’ equity	719,870	694,240
Total liabilities and stockholders’ equity	$1,089,867	$935,723
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	April 1, 2023	April 2, 2022
Gross revenues	$184,317	$190,154

Direct costs:
Salaries and wages	48,384	45,977
Sub-consultant services	27,615	34,825
Other direct costs	12,320	15,525
Total direct costs	88,319	96,327

Gross profit	95,998	93,827

Operating expenses:
Salaries and wages, payroll taxes, and benefits	52,672	49,767
General and administrative	17,920	16,387
Facilities and facilities related	5,374	5,185
Depreciation and amortization	11,047	9,934
Total operating expenses	87,013	81,273

Income from operations	8,985	12,554

Interest expense	(1,581)	(914)

Income before income tax expense	7,404	11,640
Income tax expense	(1,457)	(2,998)
Net income and comprehensive income	$5,947	$8,642

Earnings per share:
Basic	$0.40	$0.59
Diluted	$0.39	$0.57

Weighted average common shares outstanding:
Basic	14,883,487	14,693,323
Diluted	15,383,437	15,216,105
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	Common Stock		Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance, January 1, 2022	15,414,005	$154	$451,754	$172,812	$624,720
Stock-based compensation	—	—	4,789	—	4,789
Restricted stock issuance, net	68,927	1	(1)	—	—
Stock issuance for acquisitions	12,519	—	1,352	—	1,352
Net income	—	—	—	8,642	8,642
Balance, April 2, 2022	15,495,451	$155	$457,894	$181,454	$639,503

Balance, December 31, 2022	15,523,300	$155	$471,300	$222,785	$694,240
Stock-based compensation	—	—	5,212	—	5,212
Restricted stock issuance, net	63,548	1	(1)	—	—
Stock issuance for acquisitions	121,345	1	14,470	—	14,471
Net income	—	—	—	5,947	5,947
Balance, April 1, 2023	15,708,193	$157	$490,981	$228,732	$719,870

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	April 1, 2023	April 2, 2022
Cash flows from operating activities:
Net income	$5,947	$8,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,302	11,167
Non-cash lease expense	3,286	3,092
Provision for doubtful accounts	240	678
Stock-based compensation	5,826	4,789
Change in fair value of contingent consideration	(859)	—
Gain on disposals of property and equipment	(23)	(54)
Deferred income taxes	(5,603)	(1,903)
Amortization of debt issuance costs	194	185
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	9,560	23,211
Unbilled receivables	(13,999)	2,042
Prepaid expenses and other assets	4,857	3,230
Accounts payable	(15,884)	(7,854)
Accrued liabilities and other long-term liabilities	2,375	4,684
Billings in excess of costs and estimated earnings on uncompleted contracts	3,906	(5,104)
Contingent consideration	(800)	—
Other current liabilities	(43)	(289)
Net cash provided by operating activities	11,282	46,516

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(117,587)	(326)
Purchase of property and equipment	(6,110)	(6,044)
Net cash used in investing activities	(123,697)	(6,370)

Cash flows from financing activities:
Borrowings from Senior Credit Facility	110,000	—
Payments on notes payable	(4,085)	(4,581)
Payments of contingent consideration	(700)	(1,597)
Net cash provided by (used in) financing activities	105,215	(6,178)

Net (decrease) increase in cash and cash equivalents	(7,200)	33,968
Cash and cash equivalents – beginning of period	38,541	47,980
Cash and cash equivalents – end of period	$31,341	$81,948
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	April 1, 2023	April 2, 2022
Non-cash investing and financing activities:
Contingent consideration (earn-out)	$325	$—
Notes payable and other obligations issued for acquisitions	$7,404	$—
Stock issuance for acquisitions	$14,471	$1,352
Finance leases	$232	$375
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 1 – Organization and Nature of Business Operations
Business
NV5 Global, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Global”) is a provider of technology, conformity assessment, and consulting solutions to public and private sector clients in the infrastructure, utility services, construction, real estate, environmental, and geospatial markets, operating nationwide and abroad. The Company’s clients include the U.S. Federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to:

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
In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for any future interim period or for the full 2023 fiscal year.

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
As of April 1, 2023, the Company had $805,397 of remaining performance obligations, of which $656,268 is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in performance obligations. Performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. During the three months ended April 1, 2023 the Company performed services and recognized $18,430 of revenue related to its contract liabilities that existed as of December 31, 2022.

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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
As of August 1, 2022, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2022. Furthermore, there were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2022 through April 1, 2023.
Identifiable intangible assets primarily include customer backlog, customer relationships, trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events or changes in circumstances that would indicate intangible assets were impaired during the three months ended April 1, 2023. See Note 8, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.
There have been no material changes in the Company's significant accounting policies described in the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Note 3 – Recent Accounting Pronouncements
None
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
The weighted average number of shares outstanding in calculating basic earnings per share for the three months ended April 1, 2023 and April 2, 2022 exclude 705,953 and 743,496 non-vested restricted shares, respectively. During the three months ended April 1, 2023 and April 2, 2022, there were 34,633 and 31,439 weighted average securities, respectively, which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met.
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share:

	Three Months Ended
	April 1, 2023	April 2, 2022
Numerator:
Net income – basic and diluted	$5,947	$8,642

Denominator:
Basic weighted average shares outstanding	14,883,487	14,693,323
Effect of dilutive non-vested restricted shares and units	478,261	505,534
Effect of issuable shares related to acquisitions	21,689	17,248
Diluted weighted average shares outstanding	15,383,437	15,216,105

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 5 – Business Acquisitions
2023 Acquisitions
On February 22, 2023 (the "Closing Date"), the Company acquired all of the outstanding equity interests in Continental Mapping Acquisition Corp. and Continental Mapping Holdings, LLC and its subsidiaries, including Axim Geospatial, LLC (collectively "Axim"), a provider of comprehensive geospatial services and solutions addressing critical mission requirements for customers across the defense and intelligence and state and local government sectors. The aggregate purchase price of the acquisition was $141,010, including $120,106 in cash, a $7,404 promissory note, and $13,500 of the Company's common stock. The purchase price and other related costs associated with the transaction were financed through the Company's amended and restated credit agreement (the "Second A&R Credit Agreement") with Bank of America, N.A. and other lenders party thereto. See Note 10, Notes Payable and Other Obligations, for further detail on the Second A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, certain fixed assets, and the fair value of other assets and liabilities acquired.
The Company has completed three other acquisitions during 2023. The aggregate purchase price for the three acquisitions was $3,315, including $2,900 in cash, $90 of the Company's common stock, and a potential earn-out of up to $340 payable in cash, which has been recorded at an estimated fair value of $325. A probability-weighted approach was used to determine the fair value of the earn-out, which is a generally accepted valuation technique that embodies all significant assumption types. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2023 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets and accounts receivable.
2022 Acquisitions
The Company completed five acquisitions during 2022. The aggregate purchase price of all five acquisitions was $14,220, including $5,882 of cash, $1,606 of promissory notes, $433 of the Company's common stock, and potential earn-outs of up to $15,850 payable in cash and stock, which was recorded at an estimated fair value of $6,299. An option-based model was used to determine the fair value of the earn-outs, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2022 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets. Purchase price allocation adjustments recorded during 2023 were immaterial.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during the three months ended April 1, 2023 and the fiscal year ended December 31, 2022:

	2023			2022
	Axim	Other	Total	Total
Cash	$5,419	$—	$5,419	$—
Billed and unbilled receivables, net	13,907	561	14,468	1,794
Right-of-use assets	1,622	189	1,811	632
Property and equipment	2,870	—	2,870	1,510
Prepaid expenses	4,748	21	4,769	—
Other assets	155	—	155	—
Intangible assets:
Customer relationships	53,995	859	54,854	3,606
Trade name	2,266	33	2,299	268
Customer backlog	4,101	186	4,287	459
Non-compete	580	93	673	298
Total Assets	$89,663	$1,942	$91,605	$8,567
Liabilities	(13,805)	(188)	(13,993)	(5,623)
Deferred tax liabilities	(15,563)	—	(15,563)	—
Net assets acquired	$60,295	$1,754	$62,049	$2,944

Consideration paid (Cash, Notes and/or stock)	$141,010	$2,990	$144,000	$7,921
Contingent earn-out liability (Cash and stock)	—	325	325	6,299
Total Consideration	$141,010	$3,315	$144,325	$14,220
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$80,715	$1,561	$82,276	$11,276
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
The consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of businesses acquired from their respective dates of acquisition for the three months ended April 1, 2023. The revenue and earnings of the fiscal 2022 acquisitions included in the Company's results since the acquisition dates are not material to the Company's consolidated financial statements and have not been presented.

Three Months Ended
April 1, 2023
Gross revenues	$7,474
Income before income taxes	$728
General and administrative expenses for the three months ended April 1, 2023 and April 2, 2022 include acquisition-related costs pertaining to the Company's acquisition activities. Acquisition-related costs were not material to the Company's consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three months ended April 1, 2023 and April 2, 2022 as if the fiscal 2023 and 2022 acquisitions had occurred at the beginning of fiscal year 2022. The pro forma information provided below is compiled from pre-acquisition financial information and includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of these acquisitions actually been acquired at the beginning of fiscal year 2022 or (ii) future results of operations:

	Three Months Ended
	April 1, 2023	April 2, 2022
Gross revenues	$197,761	$210,372
Net income	$6,081	$9,277
Basic earnings per share	$0.41	$0.63
Diluted earnings per share	$0.40	$0.60
Adjustments were made to the pro forma results to adjust amortization of intangible assets to reflect fair value of identified assets acquired, to record the effects of financing from the Company's Senior Credit Facility, to record the effects of promissory notes issued, and to record the income tax effect of these adjustments.
Note 6 – Billed and Unbilled Receivables
Billed and unbilled receivables consists of the following:

	April 1, 2023	December 31, 2022
Billed receivables	$149,109	$149,082
Less: allowance for doubtful accounts	(3,310)	(3,445)
Billed receivables, net	$145,799	$145,637

Unbilled receivables	$113,620	$95,104
Less: allowance for doubtful accounts	(2,269)	(2,242)
Unbilled receivables, net	$111,351	$92,862

Note 7 – Property and Equipment, net
Property and equipment, net, consists of the following:

	April 1, 2023	December 31, 2022
Office furniture and equipment	$3,598	$3,421
Computer equipment	29,314	25,816
Survey and field equipment	56,951	49,985
Leasehold improvements	6,968	6,546
Total	96,831	85,768
Less: accumulated depreciation	(47,393)	(44,128)
Property and equipment, net	$49,438	$41,640
Depreciation expense was $3,265 and $2,904 for the three months ended April 1, 2023 and April 2, 2022, respectively, of which $1,255 and $1,233 was included in other direct costs for each of the three months ended April 1, 2023 and April 2, 2022.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 8 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value by reportable segment for the three months ended April 1, 2023 were as follows:

	Three Months Ended
	December 31, 2022	2023 Acquisitions	Adjustments	April 1, 2023
INF	$90,932	$722	$—	$91,654
BTS	111,838	839	13	112,690
GEO	198,187	80,715	(10)	278,892
Total	$400,957	$82,276	$3	$483,236
Goodwill of $1,146 from acquisitions completed during the three months ended April 1, 2023 is expected to be deductible for income tax purposes.
Intangible Assets
Intangible assets, net, as of April 1, 2023 and December 31, 2022 consist of the following:

	April 1, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$277,847	$(93,267)	$184,580	$222,998	$(87,054)	$135,944
Trade name(2)	19,182	(16,339)	2,843	16,883	(15,933)	950
Customer backlog(3)	33,704	(28,212)	5,492	29,419	(27,333)	2,086
Non-compete(4)	14,800	(11,654)	3,146	14,110	(11,298)	2,812
Developed technology(5)	32,944	(15,488)	17,456	32,944	(14,305)	18,639
Total finite-lived intangible assets	$378,477	$(164,960)	$213,517	$316,354	$(155,923)	$160,431

(1) Amortized on a straight-line basis over estimated lives (1 to 12 years)
(2) Amortized on a straight-line basis over their estimated lives (1 to 2 years)
(3) Amortized on a straight-line basis over their estimated lives (1 to 10 years)
(4) Amortized on a straight-line basis over their contractual lives (1 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 7 years)
The identifiable intangible assets acquired during the three months ended April 1, 2023 consist of customer relationships, trade name, customer backlog, and non-compete with weighted average lives of 9.9 years, 2.0 years, 1.0 year, and 3.6 years, respectively. Amortization expense was $9,037 and $8,263 during the three months ended April 1, 2023 and April 2, 2022, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 9 – Accrued Liabilities
Accrued liabilities consist of the following:

	April 1, 2023	December 31, 2022
Current portion of lease liability	$13,693	$13,081
Accrued vacation	13,779	12,467
Payroll and related taxes	14,882	6,616
Benefits	5,685	5,160
Accrued operating expenses	5,494	4,540
Other	2,540	2,449
Total	$56,073	$44,313

Note 10 – Notes Payable and Other Obligations
Notes payable and other obligations consists of the following:

	April 1, 2023	December 31, 2022
Senior credit facility	$143,750	$33,750
Uncollateralized promissory notes	22,165	18,492
Finance leases	3,546	3,465
Other obligations	935	1,814
Debt issuance costs, net of amortization	(2,480)	(2,672)
Total notes payable and other obligations	167,916	54,849
Current portion of notes payable and other obligations	14,832	15,176
Notes payable and other obligations, less current portion	$153,084	$39,673
As of April 1, 2023 and December 31, 2022, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), the Company amended and restated its Credit Agreement (the "Second A&R Credit Agreement"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of the Company's subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of the assets of the Company. The Second A&R Credit Agreement also includes an accordion feature permitting the Company to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of April 1, 2023 and December 31, 2022, the outstanding balance on the Second A&R Credit Agreement was $143,750 and $33,750, respectively.
The Company's Second A&R Credit Agreement provides for the replacement of LIBOR (London Interbank Offered Rate), which prior to April 1, 2023, was transitioned to SOFR (Secured Overnight Funding Rate), subject to the completion of the relevant existing interest period ("LIBOR Transition"). Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at the Company's option, tied to a Eurocurrency rate equal to LIBOR or, from and after the LIBOR

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Transition, either Term SOFR or Daily Simple SOFR, plus in each case an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on the Company's consolidated leverage ratio. As of April 1, 2023 the Company's interest rate was 5.8%.
The Second A&R Credit Agreement contains financial covenants that require NV5 Global to maintain a consolidated net leverage ratio (the ratio of the Company's pro forma consolidated net funded indebtedness to the Company's pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
These financial covenants also require the Company to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of April 1, 2023, the Company was in compliance with the financial covenants.

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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $194 and $185 during the three months ended April 1, 2023 and April 2, 2022, respectively.
Other Obligations
The Company has aggregate obligations related to acquisitions of $23,100 and $20,306 as of April 1, 2023 and December 31, 2022, respectively. As of April 1, 2023, the Company's weighted average interest rate on other outstanding obligations was 3.1%.
Note 11 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	April 1, 2023	December 31, 2022
Contingent consideration, beginning of the year	$15,335	$8,328
Additions for acquisitions	325	6,299
Reduction of liability for payments made	(1,500)	(2,264)
(Decrease) increase of liability related to re-measurement of fair value	(859)	2,972
Total contingent consideration, end of the period	13,301	15,335
Current portion of contingent consideration	10,606	10,854
Contingent consideration, less current portion	$2,695	$4,481

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
Note 13 – Stock-Based Compensation
In October 2011, the Company's stockholders approved the 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of April 1, 2023, 1,931,726 shares of common stock are authorized and reserved for issuance under the 2011 Equity Plan. This reserve automatically increases on each January 1 from 2014 through 2023, by an amount equal to the smaller of (i) 3.5% of the number of shares issued and outstanding on the immediately preceding December 31, or (ii) an amount determined by the Company's Board of Directors. The restricted shares of common stock granted generally provide for service-based vesting after two to four years following the grant date.
The 2011 Equity Incentive Plan expired pursuant to its terms in March 2023, accordingly no further grants were made following the date of such expiration. Prior to such expiration, the Company's Board adopted the 2023 Equity Incentive Plan (the "2023 Equity Plan") to replace the 2011 Equity Incentive Plan, subject to stockholder approval in June 2023, and authorized the issuance of 2,328,504 shares of the Company's common stock in connection with awards pursuant to the 2023 Equity Plan.
The following summarizes the activity of restricted stock awards during the three months ended April 1, 2023:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
December 31, 2022	713,793	$81.25
Granted	63,548	$108.67
Vested	(13,562)	$71.44
Forfeited	—	$—
April 1, 2023	763,779	$83.7
Stock-based compensation expense relating to restricted stock awards during the three months ended April 1, 2023 and April 2, 2022 was $5,826 and $4,789, respectively. In connection with the Company's 401(k) Profit Sharing match, stock-based compensation expense during the three months ended April 1, 2023 includes $614 of expense related to the Company's liability-classified awards. The total estimated amount of the liability-classified awards for fiscal 2023 is approximately $5,747. Approximately $30,937 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.2 years, is unrecognized at April 1, 2023. The total fair value of restricted shares vested during the three months ended April 1, 2023 and April 2, 2022 was $1,685 and $1,376, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 14 – Income Taxes
As of April 1, 2023 and December 31, 2022, the Company had net deferred income tax liabilities of $16,853 and $6,893, respectively. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where we have a future obligation for tax purposes.
The Company's effective income tax rate was 19.7% and 25.8% during the three months ended April 1, 2023 and April 2, 2022, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate in both periods was primarily due to federal tax credits.
The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. Fiscal years 2019 through 2022 are considered open tax years in the U.S. federal jurisdiction, state and foreign jurisdictions. Fiscal years 2012 - 2014 are considered open in the State of California. It is not expected that there will be a significant change in the unrecognized tax benefits within the next 12 months.
Note 15 – Reportable Segments
The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (“Topic No. 280”). The Company's Chief Executive Officer, who is the chief operating decision maker ("CODM"), organized the Company into three operating and reportable segments: Infrastructure ("INF"), which includes the Company's engineering, civil program management, utility services, and construction quality assurance, testing and inspection practices; Building, Technology & Sciences ("BTS"), which includes the Company's environmental health sciences, clean energy consulting, buildings and program management, and MEP & technology design practices; and Geospatial Solutions ("GEO"), which includes the Company's geospatial solution practices.
The Company evaluates the performance of these reportable segments based on their respective operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. The following tables set forth summarized financial information concerning our reportable segments:

	Three Months Ended
	April 1, 2023	April 2, 2022
Gross revenues
INF	$88,210	$99,963
BTS	52,846	60,454
GEO	43,261	29,737
Total gross revenues	$184,317	$190,154

Segment income before taxes
INF	$16,981	$16,250
BTS	8,418	12,812
GEO	7,021	5,104
Total Segment income before taxes	32,420	34,166
Corporate(1)	(25,016)	(22,526)
Total income before taxes	$7,404	$11,640
(1) Includes amortization of intangibles of $9,037 and $8,263 for the three months ended April 1, 2023 and April 2, 2022, respectively.

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

	Three Months Ended April 1, 2023				Three Months Ended April 2, 2022
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$88,210	$44,386	$42,224	$174,820	$99,963	$52,917	$29,215	$182,095
Foreign	—	8,460	1,037	9,497	—	7,537	522	8,059
Total gross revenues	$88,210	$52,846	$43,261	$184,317	$99,963	$60,454	$29,737	$190,154

    Gross revenue by customer were as follows:

	Three Months Ended April 1, 2023				Three Months Ended April 2, 2022
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$69,730	$17,947	$35,768	$123,445	$79,206	$15,261	$22,989	$117,456
Private sector	18,480	34,899	7,493	60,872	20,757	45,193	6,748	72,698
Total gross revenues	$88,210	$52,846	$43,261	$184,317	$99,963	$60,454	$29,737	$190,154

    Gross revenues by contract type were as follows:

	Three Months Ended April 1, 2023				Three Months Ended April 2, 2022
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$83,857	$40,624	$43,227	$167,708	$95,725	$39,487	$29,644	$164,856
Fixed-unit price contracts	4,353	12,222	34	16,609	4,238	20,967	93	25,298
Total gross revenues	$88,210	$52,846	$43,261	$184,317	$99,963	$60,454	$29,737	$190,154

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 16 – Subsequent Events
On April 6, 2023 ("L3 Harris Closing Date"), the Company acquired the Visual Information Solutions commercial geospatial technology and software business ("VIS") from L3Harris. VIS is a provider of subscription-based software solutions for the analysis and management of software applications and Analytics as a Service (AaaS) solutions. The Company acquired VIS for a cash purchase price of approximately $70,000 net of cash acquired.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of the financial condition and results of operations of NV5 Global, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our,” “us,” or “NV5 Global”) should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K. This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from the results those anticipated in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Amounts presented are in thousands, except per share data.
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
Recent Acquisitions
On February 22, 2023 (the "Closing Date"), we acquired all of the outstanding equity interests in Continental Mapping Acquisition Corp. and Continental Mapping Holdings, LLC and its subsidiaries, including Axim Geospatial, LLC (collectively "Axim"), a provider of comprehensive geospatial services and solutions addressing critical mission requirements for customers across the defense and intelligence and state and local government sectors. The aggregate purchase price of the acquisition was $141,010, including $120,106 in cash, a $7,404 promissory note, and $13,500 of our common stock. The purchase price and other related costs associated with the transaction were financed through our amended and restated credit agreement (the "Second A&R Credit Agreement") with Bank of America, N.A. and other lenders party thereto. See Note 10, Notes Payable and Other Obligations, of the Notes to Consolidated Financial Statements included elsewhere herein for further detail on the Second A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, certain fixed assets, and the fair value of other assets and liabilities acquired.
    We have completed three other acquisitions during 2023. The aggregate purchase price of the three acquisitions was $3,315, including $2,900 in cash, $90 of our common stock, and a potential earn-out of up to $340 payable in cash and common stock, which was recorded at an estimated fair value of $325. An probability-weighted approach was used to determine the fair value of the earn-out, which is a generally accepted valuation technique that embodies all significant assumption types. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2023 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets and accounts receivable.

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
Critical Accounting Policies and Estimates
    For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations that is included in the 2022 Form 10-K.
Results of Operations
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Gross revenues	$184,317	$190,154
Direct costs	88,319	96,327
Gross profit	95,998	93,827
Operating expenses	87,013	81,273
Income from operations	8,985	12,554
Interest expense	(1,581)	(914)
Income tax expense	(1,457)	(2,998)
Net income	$5,947	$8,642
Three Months Ended April 1, 2023 Compared to the Three Months Ended April 2, 2022
Gross Revenues
Our consolidated gross revenues decreased by $5,837, or 3.1%, for the three months ended April 1, 2023 compared to the three months ended April 2, 2022. The decrease in gross revenues was primarily due to decreases in our real estate transactional services of $9,631 driven by market reactions to increases in interest rates, decreases in our LNG business of $6,236 driven by project billing cycles, and unfavorable weather during the three months ended April 1, 2023. These decreases were partially offset by incremental gross revenues of $9,135 from acquisitions completed since the first quarter of 2022 and organic increases in our geospatial solution services of $4,519.

Gross Profit
As a percentage of gross revenues, our gross profit margin was 52.1% and 49.3% for the three months ended April 1, 2023 and April 2, 2022, respectively. The increase in gross profit margin was primarily due to a change in the mix of work performed. As a percentage of gross revenues, sub-consultant services and other direct costs decreased 3.3% and 1.5%, respectively. These decreases were partially offset by an increase in direct salaries and wages as a percentage of gross revenues of 2.0%. The decrease in sub-consultant expenses and other direct costs as a percentage of gross revenues was primarily driven by the mix of business in our real estate transactional services and our LNG business.
Operating expenses
Our operating expenses increased $5,740, or 7.1%, for the three months ended April 1, 2023 compared to the three months ended April 2, 2022. The increase in operating expenses primarily resulted from increased payroll costs of $2,905 and general and administrative expenses of $1,533. The increase in payroll costs was primarily driven by an increase in employees as compared to the prior year period primarily driven by our 2022 and 2023 acquisitions and an increase in stock-based compensation. The increase in general and administrative expenses was primarily driven by acquisitions.

    Interest Expense
Our interest expense increased $667 for the three months ended April 1, 2023 compared to the three months ended April 2, 2022. The increase in interest expense primarily resulted from a higher weighted average interest rate and an increase in our Senior Credit Facility indebtedness.

    Income taxes
Our effective income tax rate was 19.7% and 25.8% for the three months ended April 1, 2023 and April 2, 2022, respectively. The decrease in the effective income tax rate was primarily due to an increase in federal tax credits and to a lesser extent an increase in excess tax benefits from stock-based payments.

    Net income
Our net income decreased $2,695, or 31.2%, for three months ended April 1, 2023 compared to three months ended April 2, 2022. The decrease was primarily a result of a decrease in gross revenues of $5,837 and increases in payroll costs of $2,905 and general and administrative expenses of $1,533, partially offset by an increase in gross profit of $2,171 and a lower effective income tax rate.
Segment Results of Operations
The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Gross revenues
INF	$88,210	$99,963
BTS	52,846	60,454
GEO	43,261	29,737
Total gross revenues	$184,317	$190,154

Segment income before taxes
INF	$16,981	$16,250
BTS	$8,418	$12,812
GEO	$7,021	$5,104
For additional information regarding our reportable segments, see Note 15, Reportable Segments, of the notes to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended April 1, 2023 Compared to Three Months Ended April 2, 2022
INF Segment
Our gross revenues from INF decreased $11,753, or 11.8%, during the three months ended April 1, 2023 compared to the three months ended April 2, 2022. The decrease was primarily due to decreases in our LNG business of $6,236 driven by project billing cycles and unfavorable weather.
Segment Income before Taxes from INF increased $731, or 4.5%, during the three months ended April 1, 2023 compared to the three months ended April 2, 2022. The increase was primarily due to increased gross margins in our LNG business, partially offset by decreased gross revenues.
BTS Segment
Our gross revenues from BTS decreased $7,608, or 12.6%, during the three months ended April 1, 2023 compared to the three months ended April 2, 2022. The decrease in gross revenues was primarily due to decreases in our real estate transactional services of $9,631 driven by market reactions to increases in interest rates.
Segment Income before Taxes from BTS decreased $4,394, or 34.3% during the three months ended April 1, 2023 compared to the three months ended April 2, 2022. The decrease was primarily due to decreased gross revenues.
GEO Segment
    Our gross revenues from GEO increased $13,524, or 45.5%, during the three months ended April 1, 2023 compared to the three months ended April 2, 2022. The increase was primarily due to incremental revenue of $9,005 from acquisitions completed since the first quarter of 2022 and organic increases in our geospatial solution services of $4,519.
    Segment Income before Taxes from GEO increased $1,917, or 37.6%, during the three months ended April 1, 2023 compared to the three months ended April 2, 2022. The increase was primarily due to increased gross revenues.
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
Operating activities
Net cash provided by operating activities was $11,282 for the three months ended April 1, 2023, compared to $46,516 during the three months ended April 2, 2022. The decrease was a result of decreases in net income and increases in working capital. The changes in our working capital that contributed to decreased cash flows were primarily a result of increases in billed receivables of $13,651, increases in unbilled receivables of $16,041, and decreases in accounts payable of $8,030, partially offset by an increase in advanced billings of $9,010. The increases in billed and unbilled receivables was primarily due to timing of project billing cycles, and the decrease in accounts payables primarily related to timing of payments.
Investing activities
During the three months ended April 1, 2023 and April 2, 2022, net cash used in investing activities totaled $123,697 and $6,370, respectively. The increase in cash used in investing activities was primarily a result of increased cash paid for acquisitions of $117,261.
Financing activities

    Net cash flows provided by financing activities totaled $105,215 during the three months ended April 1, 2023 compared to net cash flows used in financing activities of $6,178 during the three months ended April 2, 2022. The increase in cash provided by financing activities was primarily a result of borrowings on our Senior Credit Facility of $110,000 during the three months ended April 1, 2023.
Financing
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), we amended and restated our Credit Agreement (the "Second A&R Credit Agreement"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of our subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of our assets. The Second A&R Credit Agreement also includes an accordion feature permitting us to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of April 1, 2023 and December 31, 2022, the outstanding balance on the Second A&R Credit Agreement was $143,750 and $33,750, respectively.
Our Second A&R Credit Agreement provides for the replacement of LIBOR (London Interbank Offered Rate), which prior to April 1, 2023, was transitioned to SOFR (Secured Overnight Funding Rate), subject to the completion of the relevant existing interest period ("LIBOR Transition"). Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR or, from and after the LIBOR Transition, either Term SOFR or Daily Simple SOFR, plus in each case an applicable margin, or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on our consolidated leverage ratio. As of April 1, 2023 our interest rate was 5.8%.
The Second A&R Credit Agreement contains financial covenants that require us to maintain a consolidated net leverage ratio (the ratio of our pro forma consolidated net funded indebtedness to our pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
    These financial covenants also require us to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of April 1, 2023, we were in compliance with the financial covenants.
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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $194 and $185 during the three months ended April 1, 2023 and April 2, 2022, respectively.
Other Obligations
We have aggregate obligations related to acquisitions of $8,303, $6,960, $3,962, and $3,875. due in the remainder of fiscal 2023, 2024, 2025, and 2026, respectively. As of April 1, 2023, our weighted average interest rate on other outstanding obligations was 3.1%.

Recently Issued Accounting Pronouncements
None.
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
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, those factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our Annual Report on Form 10-K filing for the fiscal year ended December 31, 2022 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995, as amended. Readers can find them in “Item 1A. Risk Factors” of that filing and under the same heading of this filing. You may obtain a copy of our Annual Report on Form 10-K through our website, www.nv5.com. Information contained on our website is not incorporated into this report. In addition to visiting our website, you may read and copy any document we file with the SEC at www.sec.gov.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) or, from and after the LIBOR Transition, either Term SOFR or Daily Simple SOFR, plus in each case an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of April 1, 2023, there was $143,750 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $1,438 annually.
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
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
There have been no material changes to any of the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
During the three months ended April 1, 2023, we issued the following securities that were not registered under the Securities Act (amounts in thousands, except share data):
In January 2023, we issued $300 of shares of our common stock as partial consideration in an acquisition. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
In February 2023, we issued $200 of shares of our common stock as partial consideration in an acquisition. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
In February 2023, we issued $20,000 of shares of our common stock as partial consideration in an acquisition. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
In March 2023, we issued $250 of shares of our common stock as partial consideration in an acquisition. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
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

NV5 GLOBAL, INC.

/s/ Edward Codispoti
Date: May 5, 2023	Edward Codispoti Chief Financial Officer (Principal Financial and Accounting Officer)