Form 10-Q
period 2023-07-01
NV5 Global, Inc.
filed 2023-08-10
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of August 4, 2023, there were 15,890,254 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	July 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$28,827	$38,541
Billed receivables, net	149,110	145,637
Unbilled receivables, net	107,192	92,862
Prepaid expenses and other current assets	20,501	13,636
Total current assets	305,630	290,676
Property and equipment, net	49,392	41,640
Right-of-use lease assets, net	38,628	39,314
Intangible assets, net	243,579	160,431
Goodwill	526,848	400,957
Other assets	3,751	2,705
Total assets	$1,167,828	$935,723

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,578	$57,771
Accrued liabilities	52,735	44,313
Billings in excess of costs and estimated earnings on uncompleted contracts	37,195	31,183
Other current liabilities	2,072	1,597
Current portion of contingent consideration	4,149	10,854
Current portion of notes payable and other obligations	14,800	15,176
Total current liabilities	166,529	160,894
Contingent consideration, less current portion	1,897	4,481
Other long-term liabilities	28,526	29,542
Notes payable and other obligations, less current portion	209,241	39,673
Deferred income tax liabilities, net	20,487	6,893
Total liabilities	426,680	241,483

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 15,890,908 and 15,523,300 shares issued and outstanding as of July 1, 2023 and December 31, 2022, respectively	159	155
Additional paid-in capital	497,035	471,300
Accumulated other comprehensive income (loss)	(191)	—
Retained earnings	244,145	222,785
Total stockholders’ equity	741,148	694,240
Total liabilities and stockholders’ equity	$1,167,828	$935,723
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Gross revenues	$222,638	$202,732	$406,955	$392,885

Direct costs:
Salaries and wages	57,079	47,704	105,463	93,681
Sub-consultant services	39,690	40,479	67,304	75,305
Other direct costs	15,569	15,309	27,890	30,833
Total direct costs	112,338	103,492	200,657	199,819

Gross profit	110,300	99,240	206,298	193,066

Operating expenses:
Salaries and wages, payroll taxes, and benefits	58,949	47,283	111,621	97,049
General and administrative	11,551	14,494	29,472	30,881
Facilities and facilities related	5,823	5,195	11,197	10,381
Depreciation and amortization	13,539	9,668	24,585	19,602
Total operating expenses	89,862	76,640	176,875	157,913

Income from operations	20,438	22,600	29,423	35,153

Interest expense	(3,648)	(887)	(5,229)	(1,801)

Income before income tax expense	16,790	21,713	24,194	33,352
Income tax expense	(1,377)	(4,445)	(2,834)	(7,442)
Net income	$15,413	$17,268	$21,360	$25,910

Earnings per share:
Basic	$1.03	$1.17	$1.43	$1.76
Diluted	$1.00	$1.13	$1.39	$1.70

Weighted average common shares outstanding:
Basic	15,014,106	14,736,167	14,948,796	14,714,745
Diluted	15,451,788	15,232,157	15,421,535	15,211,835

Comprehensive income:
Net income	$15,413	$17,268	$21,360	$25,910
Foreign currency translation losses, net of tax	(191)	—	(191)	—
Comprehensive income	$15,222	$17,268	$21,169	$25,910
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount				Total
Balance, April 2, 2022	15,495,451	$155	$457,894	$—	$181,454	$639,503
Stock-based compensation	—	—	4,172	—	—	4,172
Restricted stock issuance, net	41,683	—	—	—	—	—
Net income	—	—	—	—	17,268	17,268
Balance, July 2, 2022	15,537,134	$155	$462,066	$—	$198,722	$660,943

Balance, April 1, 2023	15,708,193	$157	$490,981	$—	$228,732	$719,870
Stock-based compensation	—	—	4,359	—	—	4,359
Restricted stock issuance, net	182,715	2	(2)	—	—	—
Reclassification of liability-classified awards to equity-classified awards	—	—	1,697	—	—	1,697
Other comprehensive income (loss)	—	—	—	(191)	—	(191)
Net income	—	—	—	—	15,413	15,413
Balance, July 1, 2023	15,890,908	$159	$497,035	$(191)	$244,145	$741,148

	Six Months Ended
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount				Total
Balance, January 1, 2022	15,414,005	$154	$451,754	$—	$172,812	$624,720
Stock-based compensation	—	—	8,961	—	—	8,961
Restricted stock issuance, net	110,610	1	(1)	—	—	—
Stock issuance for acquisitions	12,519	—	1,352	—	—	1,352
Net income	—	—	—	—	25,910	25,910
Balance, July 2, 2022	15,537,134	$155	$462,066	$—	$198,722	$660,943

Balance, December 31, 2022	15,523,300	$155	$471,300	$—	$222,785	$694,240
Stock-based compensation	—	—	9,571	—	—	9,571
Restricted stock issuance, net	246,263	3	(3)	—	—	—
Stock issuance for acquisitions	121,345	1	14,470	—	—	14,471
Reclassification of liability-classified awards to equity-classified awards	—	—	1,697	—	—	1,697
Other comprehensive income (loss)	—	—	—	(191)	—	(191)
Net income	—	—	—	—	21,360	21,360
Balance, July 1, 2023	15,890,908	$159	$497,035	$(191)	$244,145	$741,148
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	July 1, 2023	July 2, 2022
Cash flows from operating activities:
Net income	$21,360	$25,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,205	22,058
Non-cash lease expense	6,784	6,265
Provision for doubtful accounts	607	594
Stock-based compensation	10,728	9,615
Change in fair value of contingent consideration	(7,514)	(518)
Gain on disposals of property and equipment	(408)	(61)
Deferred income taxes	(7,673)	(3,014)
Amortization of debt issuance costs	365	370
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	10,882	15,152
Unbilled receivables	(9,842)	(3,801)
Prepaid expenses and other assets	(4,691)	(511)
Accounts payable	(8,164)	(4,349)
Accrued liabilities and other long-term liabilities	(5,698)	(6,309)
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,606)	(6,867)
Contingent consideration	(1,307)	—
Other current liabilities	474	(276)
Net cash provided by operating activities	25,502	54,258

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(186,242)	(4,670)
Proceeds from sale of assets	295	48
Purchase of property and equipment	(10,239)	(10,379)
Net cash used in investing activities	(196,186)	(15,001)

Cash flows from financing activities:
Borrowings from Senior Credit Facility	180,000	—
Payments on notes payable	(5,131)	(6,218)
Payments of contingent consideration	(793)	(1,597)
Payments of borrowings from Senior Credit Facility	(13,000)	(35,000)
Net cash provided by (used in) financing activities	161,076	(42,815)

Effect of exchange rate changes on cash and cash equivalents	(106)	—

Net decrease in cash and cash equivalents	(9,714)	(3,558)
Cash and cash equivalents – beginning of period	38,541	47,980
Cash and cash equivalents – end of period	$28,827	$44,422
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	July 1, 2023	July 2, 2022
Non-cash investing and financing activities:
Contingent consideration (earn-out)	$325	$6,579
Notes payable and other obligations issued for acquisitions	$7,404	$2,933
Stock issuance for acquisitions	$14,471	$1,352
Reclassification of liability-classified awards to equity-classified awards	$1,697	$—
Finance leases	$232	$644
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
NV5 Global, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Global”) is a provider of technology, conformity assessment, and consulting solutions to public and private sector clients in the infrastructure, utility services, construction, real estate, environmental, and geospatial markets, operating nationwide and abroad. The Company’s clients include the U.S. Federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to:

●	Utility services	●	MEP & technology design
●	LNG services	●	Commissioning
●	Engineering	●	Building program management
●	Civil program management	●	Environmental health & safety
●	Surveying	●	Real estate transaction services
●	Construction quality assurance	●	Energy efficiency & clean energy services
●	Code compliance consulting	●	3D geospatial data modeling
●	Forensic services	●	Environmental & natural resources
●	Litigation support	●	Robotic survey solutions
●	Ecological studies	●	Geospatial data applications & software
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
As of July 1, 2023, the Company had $821,052 of remaining performance obligations, of which $676,038 is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in performance obligations. Performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. During the three and six months ended July 1, 2023 the Company performed services and recognized $6,616 and $25,046, respectively, of revenue related to its contract liabilities that existed as of December 31, 2022.

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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
As of August 1, 2022, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2022. Furthermore, there were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2022 through July 1, 2023.
Identifiable intangible assets primarily include customer backlog, customer relationships, trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events or changes in circumstances that would indicate intangible assets were impaired during the six months ended July 1, 2023. See Note 8, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.
There have been no material changes in the Company's significant accounting policies described in the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Note 3 – Recent Accounting Pronouncements
None.
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
The weighted average number of shares outstanding in calculating basic earnings per share for the six months ended July 1, 2023 and July 2, 2022 exclude 688,377 and 739,919 non-vested restricted shares, respectively. During the three and six months ended July 1, 2023, there were 111,584 and 41,536 weighted average securities, respectively, which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met. During the three and six months ended July 2, 2022, there were 20,854 and 25,653 weighted average securities, respectively, which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met.
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator:
Net income – basic and diluted	$15,413	$17,268	$21,360	$25,910

Denominator:
Basic weighted average shares outstanding	15,014,106	14,736,167	14,948,796	14,714,745
Effect of dilutive non-vested restricted shares and units	413,856	481,815	447,546	481,379
Effect of issuable shares related to acquisitions	23,826	14,175	25,193	15,711
Diluted weighted average shares outstanding	15,451,788	15,232,157	15,421,535	15,211,835

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 5 – Business Acquisitions
2023 Acquisitions
On April 6, 2023, the Company acquired all of the outstanding equity interests in the Visual Information Solutions commercial geospatial technology and software business ("VIS") from L3Harris. VIS is a provider of subscription-based software solutions for the analysis and management of software applications and Analytics as a Service (AaaS) solutions. The Company acquired VIS for a cash purchase price of $75,682. The purchase price and other related costs associated with the transaction were financed through the Company's amended and restated credit agreement (the "Second A&R Credit Agreement") with Bank of America, N.A. and other lenders party thereto. See Note 10, Notes Payable and Other Obligations, for further detail on the Second A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, certain fixed assets, and the fair value of other assets and liabilities acquired.
On February 22, 2023, the Company acquired all of the outstanding equity interests in Continental Mapping Acquisition Corp. and Continental Mapping Holdings, LLC and its subsidiaries, including Axim Geospatial, LLC (collectively "Axim"), a provider of comprehensive geospatial services and solutions addressing critical mission requirements for customers across the defense and intelligence and state and local government sectors. The aggregate purchase price of the acquisition was $141,010, including $120,106 in cash, a $7,404 promissory note, and $13,500 of the Company's common stock. The purchase price and other related costs associated with the transaction were financed through the Company's Second A&R Credit Agreement with Bank of America, N.A. and other lenders party thereto. See Note 10, Notes Payable and Other Obligations, for further detail on the Second A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, certain fixed assets, and the fair value of other assets and liabilities acquired.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during the six months ended July 1, 2023 and the fiscal year ended December 31, 2022:

	2023				2022
	VIS	Axim	Other	Total	Total
Cash	$7,027	$5,419	$—	$12,446	$—
Billed and unbilled receivables, net	5,042	13,937	487	19,466	1,794
Right-of-use assets	2,113	1,622	189	3,924	632
Property and equipment	118	2,870	—	2,988	1,510
Prepaid expenses	1,505	1,543	17	3,065	—
Other assets	—	155	—	155	—
Intangible assets:
Customer relationships	33,394	52,206	859	86,459	3,606
Trade name	2,958	2,266	33	5,257	268
Customer backlog	868	3,920	186	4,974	459
Developed technology	4,222	1,942	—	6,164	—
Non-compete	25	580	93	698	298
Total Assets	$57,272	$86,460	$1,864	$145,596	$8,567
Liabilities	(16,439)	(13,668)	(188)	(30,295)	(5,623)
Deferred tax liabilities	(7,105)	(14,223)	—	(21,328)	—
Net assets acquired	$33,728	$58,569	$1,676	$93,973	$2,944

Consideration paid (Cash, Notes and/or stock)	$75,682	$141,010	$2,990	$219,682	$7,921
Contingent earn-out liability (Cash and stock)	—	—	325	325	6,299
Total Consideration	$75,682	$141,010	$3,315	$220,007	$14,220
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$41,954	$82,441	$1,639	$126,034	$11,276
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
The consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of businesses acquired from their respective dates of acquisition for the three and six months ended July 1, 2023. The revenue and earnings of the fiscal 2022 acquisitions included in the Company's results since the acquisition dates are not material to the Company's consolidated financial statements and have not been presented.

	Three Months Ended	Six Months Ended
	July 1, 2023	July 1, 2023
Gross revenues	$29,589	$37,064
Income before income taxes	$4,904	$5,631
General and administrative expenses for the three and six months ended July 1, 2023 and July 2, 2022 include acquisition-related costs pertaining to the Company's acquisition activities. Acquisition-related costs were not material to the Company's consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and six months ended July 1, 2023 and July 2, 2022 as if the fiscal 2023 and 2022 acquisitions had occurred at the beginning of fiscal year 2022. The pro forma information provided below is compiled from pre-acquisition financial information and includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of these acquisitions actually been acquired at the beginning of fiscal year 2022 or (ii) future results of operations:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Gross revenues	$223,036	$231,351	$429,754	$450,204
Net income	$15,374	$16,998	$20,581	$25,363
Basic earnings per share	$1.02	$1.14	$1.38	$1.71
Diluted earnings per share	$0.99	$1.11	$1.33	$1.65
Adjustments were made to the pro forma results to adjust amortization of intangible assets to reflect fair value of identified assets acquired, to record the effects of financing from the Company's Senior Credit Facility, to record the effects of promissory notes issued, and to record the income tax effect of these adjustments.
Note 6 – Billed and Unbilled Receivables
Billed and unbilled receivables consists of the following:

	July 1, 2023	December 31, 2022
Billed receivables	$152,530	$149,082
Less: allowance for doubtful accounts	(3,420)	(3,445)
Billed receivables, net	$149,110	$145,637

Unbilled receivables	$109,463	$95,104
Less: allowance for doubtful accounts	(2,271)	(2,242)
Unbilled receivables, net	$107,192	$92,862

Note 7 – Property and Equipment, net
Property and equipment, net, consists of the following:

	July 1, 2023	December 31, 2022
Office furniture and equipment	$3,346	$3,421
Computer equipment	29,820	25,816
Survey and field equipment	57,126	49,985
Leasehold improvements	6,828	6,546
Total	97,120	85,768
Less: accumulated depreciation	(47,728)	(44,128)
Property and equipment, net	$49,392	$41,640
Depreciation expense was $3,605 and $6,871 for the three and six months ended July 1, 2023, respectively, of which $1,366 and $2,620 was included in other direct costs. Depreciation expense was $2,835 and $5,739 for the three and six months ended July 2, 2022, respectively, of which $1,223 and $2,456 was included in other direct costs.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 8 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value by reportable segment for the six months ended July 1, 2023 were as follows:

	Six Months Ended
	December 31, 2022	2023 Acquisitions	Adjustments	Foreign Currency Translation of non-USD functional currency goodwill	July 1, 2023
INF	$90,932	$726	$—	$—	$91,658
BTS	111,838	913	13	—	112,764
GEO	198,187	124,395	(10)	(146)	322,426
Total	$400,957	$126,034	$3	$(146)	$526,848
Goodwill of $1,225 from acquisitions completed during the six months ended July 1, 2023 is expected to be deductible for income tax purposes.
Intangible Assets
Intangible assets, net, as of July 1, 2023 and December 31, 2022 consist of the following:

	July 1, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$309,452	$(100,697)	$208,755	$222,998	$(87,054)	$135,944
Trade name(2)	22,140	(16,996)	5,144	16,883	(15,933)	950
Customer backlog(3)	34,391	(29,711)	4,680	29,419	(27,333)	2,086
Non-compete(4)	14,826	(11,995)	2,831	14,110	(11,298)	2,812
Developed technology(5)	39,108	(16,939)	22,169	32,944	(14,305)	18,639
Total finite-lived intangible assets	$419,917	$(176,338)	$243,579	$316,354	$(155,923)	$160,431

(1) Amortized on a straight-line basis over estimated lives (1 to 17 years)
(2) Amortized on a straight-line basis over their estimated lives (1 to 5 years)
(3) Amortized on a straight-line basis over their estimated lives (1 to 10 years)
(4) Amortized on a straight-line basis over their contractual lives (1 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 10 years)
The identifiable intangible assets acquired during the six months ended July 1, 2023 consist of customer relationships, trade name, customer backlog, non-compete, and developed technology with weighted average lives of 12.5 years, 3.7 years, 1.2 years, 3.6 years, and 6.6 years. respectively. Amortization expense was $11,300 and $20,334 during the three and six months ended July 1, 2023, respectively, and $8,056 and $16,319 during the three and six months ended July 2, 2022, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 9 – Accrued Liabilities
Accrued liabilities consist of the following:

	July 1, 2023	December 31, 2022
Current portion of lease liability	$14,238	$13,081
Accrued vacation	15,083	12,467
Payroll and related taxes	8,612	6,616
Benefits	4,478	5,160
Accrued operating expenses	7,090	4,540
Other	3,234	2,449
Total	$52,735	$44,313

Note 10 – Notes Payable and Other Obligations
Notes payable and other obligations consists of the following:

	July 1, 2023	December 31, 2022
Senior credit facility	$200,750	$33,750
Uncollateralized promissory notes	21,665	18,492
Finance leases	3,001	3,465
Other obligations	933	1,814
Debt issuance costs, net of amortization	(2,308)	(2,672)
Total notes payable and other obligations	224,041	54,849
Current portion of notes payable and other obligations	14,800	15,176
Notes payable and other obligations, less current portion	$209,241	$39,673
As of July 1, 2023 and December 31, 2022, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), the Company amended and restated its Credit Agreement (the "Second A&R Credit Agreement"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of the Company's subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of the assets of the Company. The Second A&R Credit Agreement also includes an accordion feature permitting the Company to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of July 1, 2023 and December 31, 2022, the outstanding balance on the Second A&R Credit Agreement was $200,750 and $33,750, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The Company's Second A&R Credit Agreement provides for the replacement of LIBOR (London Interbank Offered Rate), which prior to April 1, 2023, was transitioned to SOFR (Secured Overnight Funding Rate), subject to the completion of the relevant existing interest period ("LIBOR Transition"). Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at the Company's option, tied to a Eurocurrency rate equal to LIBOR or, from and after the LIBOR Transition, either Term SOFR or Daily Simple SOFR, plus in each case an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on the Company's consolidated leverage ratio. As of July 1, 2023, the Company's interest rate was 6.5%.
The Second A&R Credit Agreement contains financial covenants that require NV5 Global to maintain a consolidated net leverage ratio (the ratio of the Company's pro forma consolidated net funded indebtedness to the Company's pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
These financial covenants also require the Company to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of July 1, 2023, the Company was in compliance with the financial covenants.

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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $171 and $365 during the three and six months ended July 1, 2023, respectively, and $185 and $370 during the three and six months ended July 2, 2022, respectively.
Other Obligations
The Company has aggregate obligations related to acquisitions of $22,598 and $20,306 as of July 1, 2023 and December 31, 2022, respectively. As of July 1, 2023, the Company's weighted average interest rate on other outstanding obligations was 3.1%.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 11 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	July 1, 2023	December 31, 2022
Contingent consideration, beginning of the year	$15,335	$8,328
Additions for acquisitions	325	6,299
Reduction of liability for payments made	(2,100)	(2,264)
(Decrease) increase of liability related to re-measurement of fair value	(7,514)	2,972
Total contingent consideration, end of the period	6,046	15,335
Current portion of contingent consideration	4,149	10,854
Contingent consideration, less current portion	$1,897	$4,481
During the six months ended July 1, 2023, the Company recorded earn-out fair value adjustments of $7,514 that decreased the contingent consideration liability related to acquisitions.
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
Note 13 – Stock-Based Compensation
In October 2011, the Company's stockholders approved the NV5 Global, Inc. 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Incentive Plan expired pursuant to its terms in March 2023, accordingly no further grants were made following the date of such expiration. Prior to such expiration, the Company's Board adopted the NV5 Global, Inc. 2023 Equity Incentive Plan (the "2023 Equity Plan") to replace the 2011 Equity Plan, subject to stockholder approval. On June 13, 2023, the Company's stockholders approved the 2023 Equity Plan. The 2023 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of July 1, 2023, 2,145,774 shares of common stock are authorized, reserved, and registered for issuance under the 2023 Equity Plan. The restricted shares of common stock granted generally provide for service-based cliff vesting after two to four years following the grant date.
The following summarizes the activity of restricted stock awards during the six months ended July 1, 2023:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
December 31, 2022	713,793	$81.25
Granted	264,434	$107.12
Vested	(202,453)	$47.00
Forfeited	(18,171)	$87.75
July 1, 2023	757,603	$99.26

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Stock-based compensation expense relating to restricted stock awards during the three and six months ended July 1, 2023 was $4,902 and $10,728, respectively, and $4,826 and $9,615 during the three and six months ended July 2, 2022, respectively. In connection with the Company's 401(k) Profit Sharing match, stock-based compensation expense during the three and six months ended July 1, 2023 includes $543 and $1,157, respectively, of expense related to the Company's liability-classified awards. Stock-based compensation expense during the three and six months ended July 2, 2022 includes $383 and $654, respectively, of expense related to the Company's liability-classified awards. The total estimated amount of the liability-classified awards for fiscal 2023 is approximately $5,120. The 401(k) Profit Sharing restricted stock awards are issued under the rules of the NV5 Global, Inc. 2023 Equity Incentive Plan and are not issued into the NV5 401(k) Profit Sharing plan. Approximately $46,313 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.7 years, is unrecognized at July 1, 2023. The total fair value of restricted shares vested during the six months ended July 1, 2023 and July 2, 2022 was $20,851 and $7,296, respectively.
Note 14 – Income Taxes
As of July 1, 2023 and December 31, 2022, the Company had net deferred income tax liabilities of $20,487 and $6,893, respectively. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where we have a future obligation for tax purposes.
The Company's effective income tax rate was 8.2% and 11.7% during the three and six months ended July 1, 2023, respectively, and 20.5% and 22.3% during the three and six months ended July 2, 2022, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate was primarily due to the recognition of excess tax benefits from stock-based payments in the second quarter of 2023 and 2022 and federal credits.
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
The Company evaluates the performance of these reportable segments based on their respective operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. The following tables set forth summarized financial information concerning our reportable segments:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Gross revenues
INF	$96,728	$102,639	$184,938	$202,600
BTS	54,032	61,331	106,878	121,785
GEO	71,878	38,762	115,139	68,500
Total gross revenues	$222,638	$202,732	$406,955	$392,885

Segment income before taxes
INF	$16,745	$19,206	$33,726	$35,457
BTS	8,113	12,622	16,531	25,435
GEO	14,814	11,034	21,835	16,138
Total Segment income before taxes	39,672	42,862	72,092	77,030
Corporate(1)	(22,882)	(21,149)	(47,898)	(43,678)
Total income before taxes	$16,790	$21,713	$24,194	$33,352
(1) Includes amortization of intangibles of $11,300 and $20,334 for the three and six months ended July 1, 2023, respectively, and $8,056 and $16,319 during the three and six months ended July 2, 2022, respectively.
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

	Three Months Ended July 1, 2023				Six Months Ended July 1, 2023
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$96,728	$46,560	$68,218	$211,506	$184,938	$90,946	$110,442	$386,326
Foreign	—	7,472	3,660	11,132	—	15,932	4,697	20,629
Total gross revenues	$96,728	$54,032	$71,878	$222,638	$184,938	$106,878	$115,139	$406,955

	Three Months Ended July 2, 2022				Six Months Ended July 2, 2022
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$102,639	$54,603	$38,245	$195,487	$202,600	$107,521	$67,462	$377,583
Foreign	—	6,728	517	7,245	—	14,264	1,038	15,302
Total gross revenues	$102,639	$61,331	$38,762	$202,732	$202,600	$121,785	$68,500	$392,885

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
    Gross revenue by customer were as follows:

	Three Months Ended July 1, 2023				Six Months Ended July 1, 2023
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$77,332	$15,998	$61,641	$154,971	$147,062	$33,945	$97,409	$278,416
Private sector	19,396	38,034	10,237	67,667	37,876	72,933	17,730	128,539
Total gross revenues	$96,728	$54,032	$71,878	$222,638	$184,938	$106,878	$115,139	$406,955

	Three Months Ended July 2, 2022				Six Months Ended July 2, 2022
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$80,054	$15,635	$31,644	$127,333	$159,258	$30,896	$54,634	$244,788
Private sector	22,585	45,696	7,118	75,399	43,342	90,889	13,866	148,097
Total gross revenues	$102,639	$61,331	$38,762	$202,732	$202,600	$121,785	$68,500	$392,885

    Gross revenues by contract type were as follows:

	Three Months Ended July 1, 2023				Six Months Ended July 1, 2023
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$93,185	$38,670	$70,274	$202,129	$177,042	$79,294	$113,501	$369,837
Fixed-unit price contracts	3,543	15,362	1,604	20,509	7,896	27,584	1,638	37,118
Total gross revenues	$96,728	$54,032	$71,878	$222,638	$184,938	$106,878	$115,139	$406,955

	Three Months Ended July 2, 2022				Six Months Ended July 2, 2022
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$98,604	$39,006	$38,638	$176,248	$194,326	$78,492	$68,283	$341,101
Fixed-unit price contracts	4,035	22,325	124	26,484	8,274	43,293	217	51,784
Total gross revenues	$102,639	$61,331	$38,762	$202,732	$202,600	$121,785	$68,500	$392,885

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 16 – Stockholders' Equity
Accumulated Other Comprehensive Income (Loss)
The Company's accumulated other comprehensive income (loss) consists of foreign currency translation adjustments related to the Company's foreign operations with functional currency other than the U.S. dollar. The after-tax changes in accumulated other comprehensive income (loss) by component were as follows:

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustments balance, December 31, 2022	$—
Other comprehensive income (loss)	(191)
Foreign currency translation adjustments balance, July 1, 2023	$(191)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of the financial condition and results of operations of NV5 Global, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our,” “us,” or “NV5 Global”) should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K. This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Amounts presented are in thousands, except per share data.
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
Recent Acquisitions
On April 6, 2023, we acquired all of the outstanding equity interests in the Visual Information Solutions commercial geospatial technology and software business ("VIS") from L3Harris. VIS is a provider of subscription-based software solutions for the analysis and management of software applications and Analytics as a Service (AaaS) solutions. We acquired VIS for a cash purchase price of $75,682. The purchase price and other related costs associated with the transaction were financed through our amended and restated credit agreement (the "Second A&R Credit Agreement") with Bank of America, N.A. and other lenders party thereto. See Note 10, Notes Payable and Other Obligations, of the Notes to Consolidated Financial Statements included elsewhere herein for further detail on the Second A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, certain fixed assets, and the fair value of other assets and liabilities acquired.
On February 22, 2023, we acquired all of the outstanding equity interests in Continental Mapping Acquisition Corp. and Continental Mapping Holdings, LLC and its subsidiaries, including Axim Geospatial, LLC (collectively "Axim"), a provider of comprehensive geospatial services and solutions addressing critical mission requirements for customers across the defense and intelligence and state and local government sectors. The aggregate purchase price of the acquisition was $141,010, including $120,106 in cash, a $7,404 promissory note, and $13,500 of our common stock. The purchase price and other related costs associated with the transaction were financed through our Second A&R Credit Agreement with Bank of America, N.A. and other lenders party thereto. See Note 10, Notes Payable and Other Obligations, of the Notes to Consolidated Financial Statements included elsewhere herein for further detail on the Second A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, certain fixed assets, and the fair value of other assets and liabilities acquired.

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
Segments
Our operations are organized into three operating and reportable segments:
•Infrastructure ("INF") – includes our engineering, civil program management, utility services, and construction quality assurance practices;
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
Results of Operations
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Gross revenues	$222,638	$202,732	$406,955	$392,885
Direct costs	112,338	103,492	200,657	199,819
Gross profit	110,300	99,240	206,298	193,066
Operating expenses	89,862	76,640	176,875	157,913
Income from operations	20,438	22,600	29,423	35,153
Interest expense	(3,648)	(887)	(5,229)	(1,801)
Income tax expense	(1,377)	(4,445)	(2,834)	(7,442)
Net income	$15,413	$17,268	$21,360	$25,910
Three Months Ended July 1, 2023 Compared to the Three Months Ended July 2, 2022
Gross Revenues
Our consolidated gross revenues increased by $19,906, or 9.8%, for the three months ended July 1, 2023 compared to the three months ended July 2, 2022. The increase in gross revenues was primarily due to incremental gross revenues from acquisitions of $31,633 completed since the second quarter of 2022 and organic increases in our geospatial solutions business of $1,835. These increases were partially offset by decreases in our real estate transactional services of $8,271 driven by market reactions to increases in interest rates, decreases in our LNG business of $3,048 driven by project cycles, and decreases in our construction quality assurance practices of $2,641.

Gross Profit
As a percentage of gross revenues, our gross profit margin was 49.5% and 49.0% for the three months ended July 1, 2023 and July 2, 2022, respectively. The increase in gross profit margin was primarily due to a change in the mix of work performed. As a percentage of gross revenues, sub-consultant services and other direct costs decreased 2.1% and 0.5%, respectively. These decreases were partially offset by an increase in direct salaries and wages as a percentage of gross revenues of 2.1%. The decrease in sub-consultant expenses and other direct costs as a percentage of gross revenues was primarily driven by the mix of business in our real estate transactional services and our LNG business.
Operating expenses
Our operating expenses increased $13,222, or 17.3%, for the three months ended July 1, 2023 compared to the three months ended July 2, 2022. The increase in operating expenses primarily resulted from increased payroll costs of $11,666 and amortization expenses of $3,244. The increase in payroll costs was primarily driven by an increase in employees as compared to the prior year period primarily driven by our 2022 and 2023 acquisitions. The increase in amortization expense was driven by acquisitions. These increases were partially offset by a decrease in general and administrative expenses of $2,943. The decrease in general and administrative expenses was primarily due to earn-out fair value adjustments of $6,655 that decreased the contingent consideration liability related to acquisitions, partially offset by increases in information technology costs of $1,184 and professional fees of $1,590.
Interest Expense
Our interest expense increased $2,761 for the three months ended July 1, 2023 compared to the three months ended July 2, 2022. The increase in interest expense primarily resulted from a higher weighted average interest rate and an increase in our Senior Credit Facility indebtedness.
Income taxes
Our effective income tax rate was 8.2% and 20.5% for the three months ended July 1, 2023 and July 2, 2022, respectively. The decrease in the effective income tax rate was primarily the result of excess tax benefits from stock-based payments of $2,750 during the three months ended July 1, 2023 as compared to $1,103 during the three months ended July 2, 2022. The decrease in our tax expense resulting on stock-based payments during the three months ended July 1, 2023 was a result of the increase in our stock price as it relates to the value of stock vested during the period.
Net income
Our net income decreased $1,855, or 10.7%, for three months ended July 1, 2023 compared to three months ended July 2, 2022. The decrease was primarily a result of increases in payroll costs of $11,666, amortization expenses of $3,244, and interest expense of $2,761, partially offset by an increase in gross profit of $11,060, a decrease in general and administrative expenses of $2,943, and a lower effective income tax rate.
Six Months Ended July 1, 2023 Compared to the Six Months Ended July 2, 2022
Gross Revenues
Our consolidated gross revenues increased by $14,070, or 3.6%, for the six months ended July 1, 2023 compared to the six months ended July 2, 2022. The increase in gross revenues was primarily due to incremental gross revenues from acquisitions of $40,948 completed since the second quarter of 2022 and organic increases in our geospatial solutions business of $6,353. These increases were partially offset by decreases in our real estate transactional services of $17,902 driven by market reactions to increases in interest rates, decreases in our LNG business of $9,288 driven by project cycles, and decreases in our construction quality assurance practices of $4,813.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 50.7% and 49.1% for the six months ended July 1, 2023 and July 2, 2022, respectively. As a percentage of gross revenues, sub-consultant services and other direct costs decreased 2.6% and 1.0%, respectively. These decreases were partially offset by an increase in direct salaries and wages as a percentage of gross revenues of 2.0%. The decrease in sub-consultant expenses and other direct costs as a percentage of gross revenues was primarily driven by the mix of business in our real estate transactional services and our LNG business.

Operating expenses
Our operating expenses increased $18,962, or 12.0%, for the six months ended July 1, 2023 compared to the six months ended July 2, 2022. The increase in operating expenses primarily resulted from increased payroll costs of $14,572 and amortization expenses of $4,015. The increase in payroll costs was primarily driven by an increase in employees as compared to the prior year period primarily driven by our 2022 and 2023 acquisitions and an increase in stock-based compensation. The increase in amortization expense was driven by acquisitions. These increases were partially offset by a decrease in general and administrative expenses of $1,409. The decrease in general and administrative expenses was primarily due to earn-out fair value adjustments of $7,514 that decreased the contingent consideration liability related to acquisitions, partially offset by increases in information technology costs of $2,170 and professional fees of $2,412.
Interest Expense
Our interest expense increased $3,428 for the six months ended July 1, 2023 compared to the six months ended July 2, 2022. The increase in interest expense primarily resulted from a higher weighted average interest rate and an increase in our Senior Credit Facility indebtedness.
Income taxes
Our effective income tax rate was 11.7% and 22.3% for the six months ended July 1, 2023 and July 2, 2022, respectively. The decrease in the effective income tax rate was primarily the result of excess tax benefits from stock-based payments of $2,987 during the six months ended July 1, 2023 as compared to $1,193 during the six months ended July 2, 2022. The decrease in our tax expense on stock-based payments during the six months ended July 1, 2023 was a result of the increase in our stock price as it relates to the value of stock vested during the period.
Net income
Our net income decreased $4,550, or 17.6%, for six months ended July 1, 2023 compared to six months ended July 2, 2022. The decrease was primarily a result of increases in payroll costs of $14,572, amortization expenses of $4,015, and interest expense of $3,428, partially offset by an increase in gross profit of $13,232, decreases in general and administrative expenses of $1,409, and a lower effective income tax rate.
Segment Results of Operations
The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Gross revenues
INF	$96,728	$102,639	$184,938	$202,600
BTS	54,032	61,331	106,878	121,785
GEO	71,878	38,762	115,139	68,500
Total gross revenues	$222,638	$202,732	$406,955	$392,885

Segment income before taxes
INF	$16,745	$19,206	$33,726	$35,457
BTS	$8,113	$12,622	$16,531	$25,435
GEO	$14,814	$11,034	$21,835	$16,138
For additional information regarding our reportable segments, see Note 15, Reportable Segments, of the Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended July 1, 2023 Compared to Three Months Ended July 2, 2022
INF Segment
Our gross revenues from INF decreased $5,911, or 5.8%, during the three months ended July 1, 2023 compared to the three months ended July 2, 2022. The decrease was primarily due to decreases in our LNG business of $3,048 driven by project cycles and decreases in our construction quality assurance practices of $2,641.
Segment income before taxes from INF decreased $2,461, or 12.8%, during the three months ended July 1, 2023 compared to the three months ended July 2, 2022. The decrease was primarily due to decreased gross revenues.
BTS Segment
Our gross revenues from BTS decreased $7,299, or 11.9%, during the three months ended July 1, 2023 compared to the three months ended July 2, 2022. The decrease in gross revenues was primarily due to decreases in our real estate transactional services of $8,271 driven by market reactions to increases in interest rates.
Segment income before taxes from BTS decreased $4,509, or 35.7% during the three months ended July 1, 2023 compared to the three months ended July 2, 2022. The decrease was primarily due to decreased gross revenues.
GEO Segment
Our gross revenues from GEO increased $33,116, or 85.4%, during the three months ended July 1, 2023 compared to the three months ended July 2, 2022. The increase was primarily due to incremental revenue of $31,281 from acquisitions completed since the second quarter of 2022 and organic increases in our geospatial solution services of $1,835.
Segment income before taxes from GEO increased $3,780, or 34.3%, during the three months ended July 1, 2023 compared to the three months ended July 2, 2022. The increase was primarily due to increased gross revenues.
Six Months Ended July 1, 2023 Compared to Six Months Ended July 2, 2022
INF Segment
Our gross revenues from INF decreased $17,662, or 8.7%, during the six months ended July 1, 2023 compared to the three months ended July 2, 2022. The decrease was primarily due to decreases in our LNG business of $9,288 driven by project cycles, decreases in our construction quality assurance practices of $4,813, and decreases in our infrastructure services of $2,312.
Segment income before taxes from INF decreased $1,731, or 4.9%, during the six months ended July 1, 2023 compared to the six months ended July 2, 2022. The decrease was primarily due to decreased gross revenues.
BTS Segment
Our gross revenues from BTS decreased $14,907, or 12.2%, during the six months ended July 1, 2023 compared to the six months ended July 2, 2022. The decrease was primarily due to decreases in our real estate transactional services of $17,902 driven by market reactions to increases in interest rates. These decreases were partially offset by increases in our energy and technology services of $2,743 and increases in our international engineering and consulting services of $2,041.
Segment income before taxes from BTS decreased $8,904, or 35.0% during the six months ended July 1, 2023 compared to the six months ended July 2, 2022. The decrease was primarily due to decreased gross revenues.
GEO Segment
Our gross revenues from GEO increased $46,639, or 68.1%, during the six months ended July 1, 2023 compared to the six months ended July 2, 2022. The increase was primarily due to incremental revenue of $40,286 from acquisitions completed since the second quarter of 2022 and organic increases in our geospatial solution services of $6,353.
Segment income before taxes from GEO increased $5,697, or 35.3%, during the six months ended July 1, 2023 compared to the six months ended July 2, 2022. The increase was primarily due to increased gross revenues.

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
Operating activities
Net cash provided by operating activities was $25,502 for the six months ended July 1, 2023, compared to $54,258 during the six months ended July 2, 2022. The decrease was a result of decreases in net income and increases in working capital. The changes in our working capital that contributed to decreased cash flows from operations were primarily a result of decreases in accounts payable of $3,815 and increases in billed receivables of $4,270, unbilled receivables of $6,041, and prepaid expenses and other assets of $4,180. The increases in billed and unbilled receivables was primarily due to timing of project billing cycles, and the increase in prepaid expenses and other assets resulted from a $5,371 increase in prepaid income taxes, partially offset by a $2,189 decrease in prepaid insurance. The decrease in accounts payable primarily related to timing of payments.
Investing activities
During the six months ended July 1, 2023 and July 2, 2022, net cash used in investing activities totaled $196,186 and $15,001, respectively. The increase in cash used in investing activities was primarily a result of increased cash paid for acquisitions of $181,572.
Financing activities
Net cash flows provided by financing activities totaled $161,076 during the six months ended July 1, 2023 compared to net cash flows used in financing activities of $42,815 during the six months ended July 2, 2022. The increase in cash provided by financing activities was primarily a result of borrowings on our Senior Credit Facility of $180,000 during the six months ended July 1, 2023 and a decrease in principal payments on our Senior Credit Facility of $22,000 during the six months ended July 1, 2023.
Financing
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), we amended and restated our Credit Agreement (the "Second A&R Credit Agreement"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of our subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of our assets. The Second A&R Credit Agreement also includes an accordion feature permitting us to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of July 1, 2023 and December 31, 2022, the outstanding balance on the Second A&R Credit Agreement was $200,750 and $33,750, respectively.
Our Second A&R Credit Agreement provides for the replacement of LIBOR (London Interbank Offered Rate), which prior to April 1, 2023, was transitioned to SOFR (Secured Overnight Funding Rate), subject to the completion of the relevant existing interest period ("LIBOR Transition"). Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR or, from and after the LIBOR Transition, either Term SOFR or Daily Simple SOFR, plus in each case an applicable margin, or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on our consolidated leverage ratio. As of July 1, 2023 our interest rate was 6.5%.

The Second A&R Credit Agreement contains financial covenants that require us to maintain a consolidated net leverage ratio (the ratio of our pro forma consolidated net funded indebtedness to our pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
These financial covenants also require us to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of July 1, 2023, we were in compliance with the financial covenants.
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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $171 and $365 during the three and six months ended July 1, 2023, respectively, and $185 and $370 during the three and six months ended July 2, 2022, respectively.
Other Obligations
We have aggregate obligations related to acquisitions of $8,632, $6,335, $3,756, and $3,875 due in the remainder of fiscal 2023, 2024, 2025, and 2026, respectively. As of July 1, 2023, our weighted average interest rate on other outstanding obligations was 3.1%.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) or, from and after the LIBOR Transition, either Term SOFR or Daily Simple SOFR, plus in each case an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of July 1, 2023, there was $200,750 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $2,008 annually.
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
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities

On June 13, 2023, the Company issued 30,100 restricted stock awards (the “RS Grants”) under the Company’s 2023 Equity Incentive Plan (the “Incentive Plan”) to certain executive officers of the Company. The RS Grants will vest in 2026, subject to earlier vesting and forfeiture on terms and conditions set forth in the applicable award agreement. The issuance of the RS Grants under the Incentive Plan was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.
Issuer Purchase of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6.    EXHIBITS.

Number	Description
10.1*	Form of Restricted Stock Agreement†
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
†    Indicates a management contract or compensatory plan, contract, or arrangement.
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

NV5 GLOBAL, INC.

/s/ Edward Codispoti
Date: August 10, 2023	Edward Codispoti Chief Financial Officer (Principal Financial and Accounting Officer)