Form 10-Q
period 2023-09-30
NV5 Global, Inc.
filed 2023-11-03
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of October 27, 2023, there were 15,895,937 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$46,439	$38,541
Billed receivables, net	166,859	145,637
Unbilled receivables, net	122,049	92,862
Prepaid expenses and other current assets	14,239	13,636
Total current assets	349,586	290,676
Property and equipment, net	49,930	41,640
Right-of-use lease assets, net	39,105	39,314
Intangible assets, net	236,433	160,431
Goodwill	527,030	400,957
Other assets	3,881	2,705
Total assets	$1,205,965	$935,723

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$67,144	$57,771
Accrued liabilities	64,538	44,313
Billings in excess of costs and estimated earnings on uncompleted contracts	42,808	31,183
Other current liabilities	2,286	1,597
Current portion of contingent consideration	3,845	10,854
Current portion of notes payable and other obligations	12,989	15,176
Total current liabilities	193,610	160,894
Contingent consideration, less current portion	1,897	4,481
Other long-term liabilities	29,102	29,542
Notes payable and other obligations, less current portion	215,642	39,673
Deferred income tax liabilities, net	5,797	6,893
Total liabilities	446,048	241,483

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 15,892,912 and 15,523,300 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	159	155
Additional paid-in capital	502,909	471,300
Accumulated other comprehensive income (loss)	(612)	—
Retained earnings	257,461	222,785
Total stockholders’ equity	759,917	694,240
Total liabilities and stockholders’ equity	$1,205,965	$935,723
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Gross revenues	$239,287	$204,075	$646,242	$596,960

Direct costs:
Salaries and wages	56,853	48,295	162,316	141,976
Sub-consultant services	45,522	41,253	112,827	116,557
Other direct costs	21,468	14,592	49,357	45,426
Total direct costs	123,843	104,140	324,500	303,959

Gross profit	115,444	99,935	321,742	293,001

Operating expenses:
Salaries and wages, payroll taxes, and benefits	60,262	49,670	171,883	146,719
General and administrative	20,257	16,730	49,728	47,611
Facilities and facilities related	6,011	5,441	17,208	15,822
Depreciation and amortization	13,840	9,771	38,426	29,373
Total operating expenses	100,370	81,612	277,245	239,525

Income from operations	15,074	18,323	44,497	53,476

Interest expense	(3,882)	(1,003)	(9,111)	(2,804)

Income before income tax benefit (expense)	11,192	17,320	35,386	50,672
Income tax benefit (expense)	2,124	(1,257)	(710)	(8,699)
Net income	$13,316	$16,063	$34,676	$41,973

Earnings per share:
Basic	$0.88	$1.09	$2.31	$2.85
Diluted	$0.86	$1.05	$2.24	$2.75

Weighted average common shares outstanding:
Basic	15,210,100	14,768,689	15,035,898	14,732,726
Diluted	15,497,836	15,301,545	15,448,693	15,242,453

Comprehensive income:
Net income	$13,316	$16,063	$34,676	$41,973
Foreign currency translation losses, net of tax	(421)	—	(612)	—
Comprehensive income	$12,895	$16,063	$34,064	$41,973
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount				Total
Balance, July 2, 2022	15,537,134	$155	$462,066	$—	$198,722	$660,943
Stock-based compensation	—	—	5,351	—	—	5,351
Restricted stock issuance, net	22,787	1	(1)	—	—	—
Net income	—	—	—	—	16,063	16,063
Balance, October 1, 2022	15,559,921	$156	$467,416	$—	$214,785	$682,357

Balance, July 1, 2023	15,890,908	$159	$497,035	$(191)	$244,145	$741,148
Stock-based compensation	—	—	5,459	—	—	5,459
Restricted stock issuance, net	(2,213)	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(730)	—	(81)	—	—	(81)
Stock issuance for acquisitions	2,091	—	196	—	—	196
Payment of contingent consideration with common stock	2,856	—	300	—	—	300
Other comprehensive income (loss)	—	—	—	(421)	—	(421)
Net income	—	—	—	—	13,316	13,316
Balance, September 30, 2023	15,892,912	$159	$502,909	$(612)	$257,461	$759,917

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Nine Months Ended
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount				Total
Balance, January 1, 2022	15,414,005	$154	$451,754	$—	$172,812	$624,720
Stock-based compensation	—	—	14,312	—	—	14,312
Restricted stock issuance, net	133,397	2	(2)	—	—	—
Stock issuance for acquisitions	12,519	—	1,352	—	—	1,352
Net income	—	—	—	—	41,973	41,973
Balance, October 1, 2022	15,559,921	$156	$467,416	$—	$214,785	$682,357

Balance, December 31, 2022	15,523,300	$155	$471,300	$—	$222,785	$694,240
Stock-based compensation	—	—	15,031	—	—	15,031
Restricted stock issuance, net	244,050	3	(3)	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(730)	—	(81)	—	—	(81)
Stock issuance for acquisitions	123,436	1	14,665	—	—	14,666
Reclassification of liability-classified awards to equity-classified awards	—	—	1,697	—	—	1,697
Payment of contingent consideration with common stock	2,856	—	300	—	—	300
Other comprehensive income (loss)	—	—	—	(612)	—	(612)
Net income	—	—	—	—	34,676	34,676
Balance, September 30, 2023	15,892,912	$159	$502,909	$(612)	$257,461	$759,917
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30, 2023	October 1, 2022
Cash flows from operating activities:
Net income	$34,676	$41,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,498	33,091
Non-cash lease expense	10,346	9,409
Provision for doubtful accounts	940	1,252
Stock-based compensation	16,504	15,249
Change in fair value of contingent consideration	(7,518)	(543)
Gain on disposals of property and equipment	(633)	(100)
Deferred income taxes	(25,447)	(4,288)
Amortization of debt issuance costs	573	556
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	(6,364)	13,281
Unbilled receivables	(24,442)	(8,633)
Prepaid expenses and other assets	1,944	(8,105)
Accounts payable	3,846	(7,937)
Accrued liabilities and other long-term liabilities	1,243	(1,608)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,113)	(2,902)
Contingent consideration	(1,307)	—
Other current liabilities	689	(304)
Net cash provided by operating activities	45,435	80,391

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(189,109)	(5,020)
Proceeds from sale of assets	295	87
Purchase of property and equipment	(14,257)	(14,874)
Net cash used in investing activities	(203,071)	(19,807)

Cash flows from financing activities:
Borrowings from Senior Credit Facility	188,000	—
Payments on notes payable	(6,399)	(7,796)
Payments of contingent consideration	(793)	(1,597)
Payments of borrowings from Senior Credit Facility	(15,000)	(45,000)
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(81)	—
Net cash provided by (used in) financing activities	165,727	(54,393)

Effect of exchange rate changes on cash and cash equivalents	(193)	—

Net increase in cash and cash equivalents	7,898	6,191
Cash and cash equivalents – beginning of period	38,541	47,980
Cash and cash equivalents – end of period	$46,439	$54,171
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30, 2023	October 1, 2022
Non-cash investing and financing activities:
Contingent consideration (earn-out)	$325	$5,849
Notes payable and other obligations issued for acquisitions	$6,326	$2,933
Stock issuance for acquisitions	$14,666	$1,352
Reclassification of liability-classified awards to equity-classified awards	$1,697	$—
Finance leases	$888	$644
Payment of contingent consideration with common stock	$300	$—
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 1 – Organization and Nature of Business Operations
Business
NV5 Global, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Global”) is a provider of technology, conformity assessment, consulting solutions, and software applications to public and private sector clients in the infrastructure, utility services, construction, real estate, environmental, and geospatial markets, operating nationwide and abroad. The Company’s clients include the U.S. Federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to:

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
As of September 30, 2023, the Company had $853,829 of remaining performance obligations, of which $694,544 is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in performance obligations. Performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. During the three and nine months ended September 30, 2023 the Company performed services and recognized $1,793 and $26,840, respectively, of revenue related to its contract liabilities that existed as of December 31, 2022.

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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
As of August 1, 2023, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2023. Furthermore, there were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2023 through September 30, 2023.
Identifiable intangible assets primarily include customer backlog, customer relationships, trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events or changes in circumstances that would indicate intangible assets were impaired during the nine months ended September 30, 2023. See Note 8, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.
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
The weighted average number of shares outstanding in calculating basic earnings per share for the nine months ended September 30, 2023 and October 1, 2022 exclude 687,716 and 760,050 non-vested restricted shares, respectively. During the three and nine months ended September 30, 2023, there were 22,365 and 31,886 weighted average securities, respectively, which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met. During the three and nine months ended October 1, 2022, there were 36,794 and 25,282 weighted average securities, respectively, which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Numerator:
Net income – basic and diluted	$13,316	$16,063	$34,676	$41,973

Denominator:
Basic weighted average shares outstanding	15,210,100	14,768,689	15,035,898	14,732,726
Effect of dilutive non-vested restricted shares and units	262,709	517,238	387,657	494,047
Effect of issuable shares related to acquisitions	25,027	15,618	25,138	15,680
Diluted weighted average shares outstanding	15,497,836	15,301,545	15,448,693	15,242,453
Note 5 – Business Acquisitions
2023 Acquisitions
On April 6, 2023, the Company acquired all of the outstanding equity interests in the Visual Information Solutions commercial geospatial technology and software business ("VIS") from L3Harris. VIS is a provider of subscription-based software solutions for the analysis and management of software applications and Analytics as a Service (AaaS) solutions. The Company acquired VIS for a cash purchase price of $75,371. The purchase price and other related costs associated with the transaction were financed through the Company's amended and restated credit agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility") with Bank of America, N.A. and other lenders party thereto. See Note 10, Notes Payable and Other Obligations, for further detail on the Second A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, certain fixed assets, deferred tax liabilities, and the fair value of other assets and liabilities acquired.
On February 22, 2023, the Company acquired all of the outstanding equity interests in Continental Mapping Acquisition Corp. and its subsidiaries, including Axim Geospatial, LLC (collectively "Axim"), a provider of comprehensive geospatial services and solutions addressing critical mission requirements for customers across the defense and intelligence and state and local government sectors. The aggregate purchase price of the acquisition was $139,562, including $119,736 in cash, a $6,326 promissory note, and $13,500 of the Company's common stock. The purchase price and other related costs associated with the transaction were financed through the Company's Second A&R Credit Agreement with Bank of America, N.A. and other lenders party thereto. See Note 10, Notes Payable and Other Obligations, for further detail on the Second A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, certain fixed assets, deferred tax liabilities, and the fair value of other assets and liabilities acquired.
The Company has completed four other acquisitions during 2023. The aggregate purchase price for the four acquisitions was $7,725, including $6,900 in cash, $500 of the Company's common stock, and a potential earn-out of up to $340 payable in cash, which has been recorded at an estimated fair value of $325. A probability-weighted approach was used to determine the fair value of the earn-out, which is a generally accepted valuation technique that embodies all significant assumption types. The final

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2023 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, and deferred tax liabilities.
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
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during the nine months ended September 30, 2023 and the fiscal year ended December 31, 2022:

	2023				2022
	VIS	Axim	Other	Total	Total
Cash	$7,027	$5,419	$1,316	$13,762	$—
Billed and unbilled receivables, net	5,042	13,937	1,609	20,588	1,794
Right-of-use assets	2,162	1,643	552	4,357	632
Property and equipment	118	2,870	38	3,026	1,510
Prepaid expenses	1,505	1,543	17	3,065	—
Other assets	—	156	5	161	—
Intangible assets:
Customer relationships	34,339	53,518	2,146	90,003	3,606
Trade name	2,983	2,266	160	5,409	268
Customer backlog	882	3,862	583	5,327	459
Developed technology	4,578	1,942	—	6,520	—
Non-compete	26	580	197	803	298
Total Assets	$58,662	$87,736	$6,623	$153,021	$8,567
Liabilities	(16,535)	(13,668)	(2,297)	(32,500)	(5,623)
Deferred tax liabilities	(9,369)	(14,477)	(506)	(24,352)	—
Net assets acquired	$32,758	$59,591	$3,820	$96,169	$2,944

Consideration paid (Cash, Notes and/or stock)	$75,371	$139,562	$7,400	$222,333	$7,921
Contingent earn-out liability (Cash and stock)	—	—	325	325	6,299
Total Consideration	$75,371	$139,562	$7,725	$222,658	$14,220
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$42,613	$79,971	$3,905	$126,489	$11,276
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
The consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of businesses acquired from their respective dates of acquisition for the three and nine months ended September 30, 2023. The revenue and earnings of the fiscal 2022 acquisitions included in the Company's results since the acquisition dates are not material to the Company's consolidated financial statements and have not been presented.

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Gross revenues	$32,970	$69,901
Income before income taxes	$5,739	$11,481
General and administrative expenses for the three and nine months ended September 30, 2023 and October 1, 2022 include acquisition-related costs pertaining to the Company's acquisition activities. Acquisition-related costs were not material to the Company's consolidated financial statements.
The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and nine months ended September 30, 2023 and October 1, 2022 as if the fiscal 2023 and 2022 acquisitions had occurred at the beginning of fiscal year 2022. The pro forma information provided below is compiled from pre-acquisition financial information and includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of these acquisitions actually been acquired at the beginning of fiscal year 2022 or (ii) future results of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Gross revenues	$239,634	$236,507	$671,471	$690,657
Net income	$13,267	$16,763	$33,535	$40,926
Basic earnings per share	$0.87	$1.13	$2.23	$2.75
Diluted earnings per share	$0.86	$1.09	$2.17	$2.66
Adjustments were made to the pro forma results to adjust amortization of intangible assets to reflect fair value of identified assets acquired, to record the effects of financing from the Company's Senior Credit Facility, to record the effects of promissory notes issued, and to record the income tax effect of these adjustments.
Note 6 – Billed and Unbilled Receivables
Billed and unbilled receivables consists of the following:

	September 30, 2023	December 31, 2022
Billed receivables	$170,466	$149,082
Less: allowance for doubtful accounts	(3,607)	(3,445)
Billed receivables, net	$166,859	$145,637

Unbilled receivables	$124,321	$95,104
Less: allowance for doubtful accounts	(2,272)	(2,242)
Unbilled receivables, net	$122,049	$92,862

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 7 – Property and Equipment, net
Property and equipment, net, consists of the following:

	September 30, 2023	December 31, 2022
Office furniture and equipment	$3,451	$3,421
Computer equipment	30,609	25,816
Survey and field equipment	60,199	49,985
Leasehold improvements	6,853	6,546
Total	101,112	85,768
Less: accumulated depreciation	(51,182)	(44,128)
Property and equipment, net	$49,930	$41,640
Depreciation expense was $3,703 and $10,574 for the three and nine months ended September 30, 2023, respectively, of which $1,453 and $4,072 was included in other direct costs. Depreciation expense was $2,988 and $8,727 for the three and nine months ended October 1, 2022, respectively, of which $1,262 and $3,718 was included in other direct costs.
Note 8 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value by reportable segment for the nine months ended September 30, 2023 were as follows:

	Nine Months Ended
	December 31, 2022	2023 Acquisitions	Adjustments	Foreign Currency Translation of non-USD functional currency goodwill	September 30, 2023
INF	$90,932	$726	$—	$—	$91,658
BTS	111,838	3,179	13	(46)	114,984
GEO	198,187	122,584	(10)	(373)	320,388
Total	$400,957	$126,489	$3	$(419)	$527,030
Goodwill of $1,225 from acquisitions completed during the nine months ended September 30, 2023 is expected to be deductible for income tax purposes.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Intangible Assets
Intangible assets, net, as of September 30, 2023 and December 31, 2022 consist of the following:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$312,996	$(108,368)	$204,628	$222,998	$(87,054)	$135,944
Trade name(2)	22,292	(17,665)	4,627	16,883	(15,933)	950
Customer backlog(3)	34,745	(31,206)	3,539	29,419	(27,333)	2,086
Non-compete(4)	14,932	(12,341)	2,591	14,110	(11,298)	2,812
Developed technology(5)	39,464	(18,416)	21,048	32,944	(14,305)	18,639
Total finite-lived intangible assets	$424,429	$(187,996)	$236,433	$316,354	$(155,923)	$160,431

(1) Amortized on a straight-line basis over estimated lives (1 to 17 years)
(2) Amortized on a straight-line basis over their estimated lives (1 to 5 years)
(3) Amortized on a straight-line basis over their estimated lives (1 to 10 years)
(4) Amortized on a straight-line basis over their contractual lives (2 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 10 years)
The identifiable intangible assets acquired during the nine months ended September 30, 2023 consist of customer relationships, trade name, customer backlog, non-compete, and developed technology with weighted average lives of 12.4 years, 3.6 years, 1.3 years, 3.6 years, and 6.5 years, respectively. Amortization expense was $11,590 and $31,924 during the three and nine months ended September 30, 2023, respectively, and $8,045 and $24,364 during the three and nine months ended October 1, 2022, respectively.
Note 9 – Accrued Liabilities
Accrued liabilities consist of the following:

	September 30, 2023	December 31, 2022
Current portion of lease liability	$14,436	$13,081
Accrued vacation	13,392	12,467
Payroll and related taxes	15,183	6,616
Benefits	6,660	5,160
Accrued operating expenses	8,004	4,540
Other	6,863	2,449
Total	$64,538	$44,313

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 10 – Notes Payable and Other Obligations
Notes payable and other obligations consists of the following:

	September 30, 2023	December 31, 2022
Senior credit facility	$206,750	$33,750
Uncollateralized promissory notes	19,629	18,492
Finance leases	3,347	3,465
Other obligations	1,005	1,814
Debt issuance costs, net of amortization	(2,100)	(2,672)
Total notes payable and other obligations	228,631	54,849
Current portion of notes payable and other obligations	12,989	15,176
Notes payable and other obligations, less current portion	$215,642	$39,673
As of September 30, 2023 and December 31, 2022, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), the Company amended and restated its Credit Agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of the Company's subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of the assets of the Company. The Second A&R Credit Agreement also includes an accordion feature permitting the Company to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of September 30, 2023 and December 31, 2022, the outstanding balance on the Second A&R Credit Agreement was $206,750 and $33,750, respectively.
The Company's Second A&R Credit Agreement provides for the replacement of LIBOR (London Interbank Offered Rate), which prior to April 1, 2023, was transitioned to SOFR (Secured Overnight Funding Rate), subject to the completion of the relevant existing interest period ("LIBOR Transition"). Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at the Company's option, tied to a Eurocurrency rate equal to LIBOR or, from and after the LIBOR Transition, either Term SOFR or Daily Simple SOFR, plus in each case an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on the Company's consolidated leverage ratio. As of September 30, 2023, the Company's interest rate was 6.7%.
The Second A&R Credit Agreement contains financial covenants that require NV5 Global to maintain a consolidated net leverage ratio (the ratio of the Company's pro forma consolidated net funded indebtedness to the Company's pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
These financial covenants also require the Company to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of September 30, 2023, the Company was in compliance with the financial covenants.

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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $208 and $573 during the three and nine months ended September 30, 2023, respectively, and $185 and $556 during the three and nine months ended October 1, 2022, respectively.
Other Obligations
The Company has aggregate obligations related to acquisitions of $20,634 and $20,306 as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, the Company's weighted average interest rate on other outstanding obligations was 3.0%.
Note 11 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	September 30, 2023	December 31, 2022
Contingent consideration, beginning of the year	$15,335	$8,328
Additions for acquisitions	325	6,299
Reduction of liability for payments made	(2,400)	(2,264)
(Decrease) increase of liability related to re-measurement of fair value	(7,518)	2,972
Total contingent consideration, end of the period	5,742	15,335
Current portion of contingent consideration	3,845	10,854
Contingent consideration, less current portion	$1,897	$4,481
During the nine months ended September 30, 2023, the Company recorded earn-out fair value adjustments of $7,518 that decreased the contingent consideration liability related to acquisitions.
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
Note 13 – Stock-Based Compensation
In October 2011, the Company's stockholders approved the NV5 Global, Inc. 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Incentive Plan expired pursuant to its terms in March 2023, accordingly no further grants were made following the date of such expiration. Prior to such

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
expiration, the Company's Board adopted the NV5 Global, Inc. 2023 Equity Incentive Plan (the "2023 Equity Plan") to replace the 2011 Equity Plan, subject to stockholder approval. On June 13, 2023, the Company's stockholders approved the 2023 Equity Plan. The 2023 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of September 30, 2023, 2,148,768 shares of common stock are authorized, reserved, and registered for issuance under the 2023 Equity Plan. The restricted shares of common stock granted generally provide for service-based cliff vesting after two to four years following the grant date.
The following summarizes the activity of restricted stock awards during the nine months ended September 30, 2023:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
December 31, 2022	713,793	$81.25
Granted	278,825	$106.70
Vested	(279,891)	$48.41
Forfeited	(27,275)	$92.34
September 30, 2023	685,452	$104.54
Stock-based compensation expense relating to restricted stock awards during the three and nine months ended September 30, 2023 was $5,777 and $16,504, respectively, and $5,634 and $15,249 during the three and nine months ended October 1, 2022, respectively. In connection with the Company's 401(k) Profit Sharing match, stock-based compensation expense during the three and nine months ended September 30, 2023 includes $318 and $1,473, respectively, of expense related to the Company's liability-classified awards. Stock-based compensation expense during the three and nine months ended October 1, 2022 includes $283 and $937, respectively, of expense related to the Company's liability-classified awards. The total estimated amount of the liability-classified awards for fiscal 2023 is approximately $5,314. The 401(k) Profit Sharing restricted stock awards are issued under the rules of the NV5 Global, Inc. 2023 Equity Incentive Plan and are not issued into the NV5 401(k) Profit Sharing plan. Approximately $41,103 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.67 years, is unrecognized at September 30, 2023. The total fair value of restricted shares vested during the nine months ended September 30, 2023 and October 1, 2022 was $29,235 and $14,624, respectively.
Note 14 – Income Taxes
As of September 30, 2023 and December 31, 2022, the Company had net deferred income tax liabilities of $5,797 and $6,893, respectively. Deferred income tax liabilities primarily relate to intangible assets and accounting basis adjustments where we have a future obligation for tax purposes.
The Company's effective income tax rate was (19.0)% and 2.0% during the three and nine months ended September 30, 2023, respectively, and 7.3% and 17.2% during the three and nine months ended October 1, 2022, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate was primarily due to an increase in federal credits recorded in the third quarter of 2023 and 2022, including additional prior year credits, and the recognition of excess tax benefits from stock-based payments in the second and third quarter of 2023 and 2022.
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
The Company evaluates the performance of these reportable segments based on their respective operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. The following tables set forth summarized financial information concerning our reportable segments:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Gross revenues
INF	$102,136	$98,754	$287,074	$301,354
BTS	57,235	58,579	164,113	180,364
GEO	79,916	46,742	195,055	115,242
Total gross revenues	$239,287	$204,075	$646,242	$596,960

Segment income before taxes
INF	$15,902	$17,692	$49,628	$53,149
BTS	10,226	10,171	26,757	35,606
GEO	15,963	12,588	37,798	28,727
Total Segment income before taxes	42,091	40,451	114,183	117,482
Corporate(1)	(30,899)	(23,131)	(78,797)	(66,810)
Total income before taxes	$11,192	$17,320	$35,386	$50,672
(1) Includes amortization of intangibles of $11,590 and $31,924 for the three and nine months ended September 30, 2023, respectively, and $8,045 and $24,364 during the three and nine months ended October 1, 2022, respectively.
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

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$102,136	$46,986	$75,736	$224,858	$287,074	$137,932	$186,178	$611,184
Foreign	—	10,249	4,180	14,429	—	26,181	8,877	35,058
Total gross revenues	$102,136	$57,235	$79,916	$239,287	$287,074	$164,113	$195,055	$646,242

	Three Months Ended October 1, 2022				Nine Months Ended October 1, 2022
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$98,754	$50,039	$45,205	$193,998	$301,354	$157,560	$112,667	$571,581
Foreign	—	8,540	1,537	10,077	—	22,804	2,575	25,379
Total gross revenues	$98,754	$58,579	$46,742	$204,075	$301,354	$180,364	$115,242	$596,960

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Gross revenue by customer were as follows:

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$81,236	$13,834	$69,082	$164,152	$228,298	$47,779	$166,491	$442,568
Private sector	20,900	43,401	10,834	75,135	58,776	116,334	28,564	203,674
Total gross revenues	$102,136	$57,235	$79,916	$239,287	$287,074	$164,113	$195,055	$646,242

	Three Months Ended October 1, 2022				Nine Months Ended October 1, 2022
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$78,643	$15,812	$37,942	$132,397	$237,901	$46,708	$92,576	$377,185
Private sector	20,111	42,767	8,800	71,678	63,453	133,656	22,666	219,775
Total gross revenues	$98,754	$58,579	$46,742	$204,075	$301,354	$180,364	$115,242	$596,960

Gross revenues by contract type were as follows:

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$98,651	$40,666	$77,251	$216,568	$275,693	$119,960	$190,752	$586,405
Fixed-unit price contracts	3,485	16,569	2,665	22,719	11,381	44,153	4,303	59,837
Total gross revenues	$102,136	$57,235	$79,916	$239,287	$287,074	$164,113	$195,055	$646,242

	Three Months Ended October 1, 2022				Nine Months Ended October 1, 2022
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$94,199	$48,702	$46,671	$189,572	$288,525	$127,194	$114,954	$530,673
Fixed-unit price contracts	4,555	9,877	71	14,503	12,829	53,170	288	66,287
Total gross revenues	$98,754	$58,579	$46,742	$204,075	$301,354	$180,364	$115,242	$596,960

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 16 – Stockholders' Equity
Accumulated Other Comprehensive Income (Loss)
The Company's accumulated other comprehensive income (loss) consists of foreign currency translation adjustments related to the Company's foreign operations with functional currency other than the U.S. dollar. The after-tax changes in accumulated other comprehensive income (loss) by component were as follows:

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustments balance, December 31, 2022	$—
Other comprehensive income (loss)	(612)
Foreign currency translation adjustments balance, September 30, 2023	$(612)

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
Overview
We are a provider of technology, conformity assessment, consulting solutions, and software applications to public and private sector clients. We focus on the infrastructure, utility services, construction, real estate, environmental, and geospatial markets. Our primary clients include U.S. Federal, state, municipal, and local government agencies, and military and defense clients. We also serve quasi-public and private sector clients from the education, healthcare, utility services, and public utilities, including schools, universities, hospitals, health care providers, and insurance providers.
Fiscal Year
We operate on a "52/53 week" fiscal year ending on the Saturday closest to the calendar quarter end.
Recent Acquisitions
On April 6, 2023, we acquired all of the outstanding equity interests in the Visual Information Solutions commercial geospatial technology and software business ("VIS") from L3Harris. VIS is a provider of subscription-based software solutions for the analysis and management of software applications and Analytics as a Service (AaaS) solutions. We acquired VIS for a cash purchase price of $75,371. The purchase price and other related costs associated with the transaction were financed through our amended and restated credit agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility") with Bank of America, N.A. and other lenders party thereto. See Note 10, Notes Payable and Other Obligations, of the Notes to Consolidated Financial Statements included elsewhere herein for further detail on the Second A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, certain fixed assets, deferred tax liabilities, and the fair value of other assets and liabilities acquired.
On February 22, 2023, we acquired all of the outstanding equity interests in Continental Mapping Acquisition Corp. and its subsidiaries, including Axim Geospatial, LLC (collectively "Axim"), a provider of comprehensive geospatial services and solutions addressing critical mission requirements for customers across the defense and intelligence and state and local government sectors. The aggregate purchase price of the acquisition was $139,562, including $119,736 in cash, a $6,326 promissory note, and $13,500 of our common stock. The purchase price and other related costs associated with the transaction were financed through our Second A&R Credit Agreement with Bank of America, N.A. and other lenders party thereto. See Note 10, Notes Payable and Other Obligations, of the Notes to Consolidated Financial Statements included elsewhere herein for further detail on the Second A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, certain fixed assets, deferred tax liabilities, and the fair value of other assets and liabilities acquired.

We have completed four other acquisitions during 2023. The aggregate purchase price of the four acquisitions was $7,725, including $6,900 in cash, $500 of our common stock, and a potential earn-out of up to $340 payable in cash and common stock, which was recorded at an estimated fair value of $325. A probability-weighted approach was used to determine the fair value of the earn-out, which is a generally accepted valuation technique that embodies all significant assumption types. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2023 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, and deferred tax liabilities.
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
Results of Operations
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Gross revenues	$239,287	$204,075	$646,242	$596,960
Direct costs	123,843	104,140	324,500	303,959
Gross profit	115,444	99,935	321,742	293,001
Operating expenses	100,370	81,612	277,245	239,525
Income from operations	15,074	18,323	44,497	53,476
Interest expense	(3,882)	(1,003)	(9,111)	(2,804)
Income tax benefit (expense)	2,124	(1,257)	(710)	(8,699)
Net income	$13,316	$16,063	$34,676	$41,973
Three Months Ended September 30, 2023 Compared to the Three Months Ended October 1, 2022
Gross Revenues
Our consolidated gross revenues increased by $35,212, or 17.3%, for the three months ended September 30, 2023 compared to the three months ended October 1, 2022. The increase in gross revenues was primarily due to incremental gross revenues from acquisitions of $32,970 completed since the third quarter of 2022 and organic increases in our LNG business of $6,467 and our geospatial solutions business of $1,879. These increases were partially offset by decreases in our real estate transactional services of $2,511 driven by market reactions to increases in interest rates.

Gross Profit
As a percentage of gross revenues, our gross profit margin was 48.2% and 49.0% for the three months ended September 30, 2023 and October 1, 2022, respectively. As a percentage of gross revenues, direct salaries and wages and other direct costs increased 0.2% and 1.8%, respectively. These increases were partially offset by a decrease in sub-consultant services as a percentage of gross revenues of 1.2%. The increase in other direct costs as a percentage of gross revenues was primarily driven by the mix of business in our LNG business. The decrease in sub-consultant services as a percentage of gross revenues was primarily driven by the mix of business in our civil program management, infrastructure, and power delivery and utility services.
Operating expenses
Our operating expenses increased $18,758, or 23.0%, for the three months ended September 30, 2023 compared to the three months ended October 1, 2022. The increase in operating expenses primarily resulted from increased payroll costs of $10,592, amortization expenses of $3,545, and general and administrative expenses of $3,527. The increase in payroll costs was primarily driven by an increase in employees as compared to the prior year period driven by our 2023 acquisitions. The increase in amortization expense was driven by acquisitions. The increase in general and administrative expenses was primarily due to incremental expenses from acquisitions of $2,513.
Interest Expense
Our interest expense increased $2,879 for the three months ended September 30, 2023 compared to the three months ended October 1, 2022. The increase in interest expense resulted from a higher weighted average interest rate and an increase in our Senior Credit Facility indebtedness.
Income taxes
Our effective income tax rate was (19.0)% and 7.3% for the three months ended September 30, 2023 and October 1, 2022, respectively. The decrease in the effective income tax rate was primarily the result of an increase in net federal tax credits of $3,869.
Net income
Our net income decreased $2,747, or 17.1%, for three months ended September 30, 2023 compared to three months ended October 1, 2022. The decrease was primarily a result of increases in payroll costs of $10,592, amortization expenses of $3,545, general and administrative expenses of $3,527, and interest expense of $2,879, partially offset by an increase in gross profit of $15,509 and a lower effective income tax rate.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended October 1, 2022
Gross Revenues
Our consolidated gross revenues increased by $49,282, or 8.3%, for the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022. The increase in gross revenues was primarily due to incremental gross revenues from acquisitions of $73,918 completed since the beginning of fiscal 2022 and organic increases in our geospatial solutions business of $8,232. These increases were partially offset by decreases in our real estate transactional services of $20,413 driven by market reactions to increases in interest rates, decreases in our construction quality assurance practices of $5,304 and decreases in our civil program management business of $4,123.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 49.8% and 49.1% for the nine months ended September 30, 2023 and October 1, 2022, respectively. As a percentage of gross revenues, sub-consultant services decreased 2.0%. This decrease was partially offset by an increase in direct salaries and wages as a percentage of gross revenues of 1.3%. The decrease in sub-consultant services as a percentage of gross revenues was primarily driven by the mix of business in our real estate transactional and civil program management services.

Operating expenses
Our operating expenses increased $37,720, or 15.7%, for the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022. The increase in operating expenses primarily resulted from increased payroll costs of $25,164, amortization expenses of $7,560, and general and administrative expenses of $2,117. The increase in payroll costs was primarily driven by an increase in employees as compared to the prior year period driven by our 2022 and 2023 acquisitions and an increase in stock-based compensation. The increase in amortization expense was driven by acquisitions. The increase in general and administrative expenses was primarily due to incremental expenses from acquisitions of $5,043 and increases in information technology costs of $2,099 and professional fees of $1,578. These increases were partially offset by earn-out fair value adjustments of $7,518 that decreased the contingent consideration liability related to acquisitions.
Interest Expense
Our interest expense increased $6,307 for the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022. The increase in interest expense resulted from a higher weighted average interest rate and an increase in our Senior Credit Facility indebtedness.
Income taxes
Our effective income tax rate was 2.0% and 17.2% for the nine months ended September 30, 2023 and October 1, 2022, respectively. The decrease in the effective income tax rate was primarily the result of an increase in net federal tax credits of $3,869 and an increase in excess tax benefits from stock-based payments of $1,693 during the nine months ended September 30, 2023.
Net income
Our net income decreased $7,297, or 17.4%, for nine months ended September 30, 2023 compared to nine months ended October 1, 2022. The decrease was primarily a result of increases in payroll costs of $25,164, amortization expenses of $7,560, interest expense of $6,307, and general and administrative expenses of $2,117, partially offset by an increase in gross profit of $28,741 and a lower effective income tax rate.
Segment Results of Operations
The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Gross revenues
INF	$102,136	$98,754	$287,074	$301,354
BTS	57,235	58,579	164,113	180,364
GEO	79,916	46,742	195,055	115,242
Total gross revenues	$239,287	$204,075	$646,242	$596,960

Segment income before taxes
INF	$15,902	$17,692	$49,628	$53,149
BTS	$10,226	$10,171	$26,757	$35,606
GEO	$15,963	$12,588	$37,798	$28,727
For additional information regarding our reportable segments, see Note 15, Reportable Segments, of the Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Three Months Ended September 30, 2023 Compared to Three Months Ended October 1, 2022
INF Segment
Our gross revenues from INF increased $3,382, or 3.4%, during the three months ended September 30, 2023 compared to the three months ended October 1, 2022. The increase in gross revenues was primarily due to increases in our LNG business of

$6,467 driven by project cycles, partially offset by decreases in our construction quality assurance practices of $1,516 and civil program management business of $1,498.
Segment income before taxes from INF decreased $1,790, or 10.1%, during the three months ended September 30, 2023 compared to the three months ended October 1, 2022. The decrease was primarily due to decreased gross margins driven by the mix of business in our LNG business, partially offset by increased gross revenues.
BTS Segment
Our gross revenues from BTS decreased $1,344, or 2.3%, during the three months ended September 30, 2023 compared to the three months ended October 1, 2022. The decrease in gross revenues was primarily due to decreases in our real estate transactional services of $2,511 driven by market reactions to increases in interest rates, partially offset by incremental gross revenues of $1,676 from acquisitions completed since the third quarter of 2022.
Segment income before taxes from BTS increased $55, or 0.5% during the three months ended September 30, 2023 compared to the three months ended October 1, 2022.
GEO Segment
Our gross revenues from GEO increased $33,174, or 71.0%, during the three months ended September 30, 2023 compared to the three months ended October 1, 2022. The increase in gross revenues was primarily due to incremental revenue of $31,295 from acquisitions completed since the third quarter of 2022 and organic increases in our geospatial solution services of $1,879.
Segment income before taxes from GEO increased $3,375, or 26.8%, during the three months ended September 30, 2023 compared to the three months ended October 1, 2022. The increase was primarily due to increased gross revenues.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended October 1, 2022
INF Segment
Our gross revenues from INF decreased $14,280, or 4.7%, during the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022. The decrease in gross revenues was primarily due to decreases in our construction quality assurance practices of $5,304, decreases in our civil program management business of $4,123, and decreases in our LNG business of $2,820.
Segment income before taxes from INF decreased $3,521, or 6.6%, during the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022. The decrease was primarily due to decreased gross revenues.
BTS Segment
Our gross revenues from BTS decreased $16,251, or 9.0%, during the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022. The decrease in gross revenues was primarily due to decreases in our real estate transactional services of $20,413 driven by market reactions to increases in interest rates. These decreases were partially offset by increases in our energy and technology services of $3,042 and increases in our international engineering and consulting services of $2,775.
Segment income before taxes from BTS decreased $8,849, or 24.9% during the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022. The decrease was primarily due to decreased gross revenues.
GEO Segment
Our gross revenues from GEO increased $79,813, or 69.3%, during the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022. The increase in gross revenues was primarily due to incremental revenue of $71,581 from acquisitions completed since the beginning of fiscal 2022 and organic increases in our geospatial solution services of $8,232.
Segment income before taxes from GEO increased $9,071, or 31.6%, during the nine months ended September 30, 2023 compared to the nine months ended October 1, 2022. The increase was primarily due to increased gross revenues.

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
Operating activities
Net cash provided by operating activities was $45,435 for the nine months ended September 30, 2023, compared to $80,391 during the nine months ended October 1, 2022. The decrease was a result of decreases in net income and increases in working capital. The changes in our working capital that contributed to decreased cash flows from operations were primarily a result of increases in billed receivables of $19,645 and unbilled receivables of $15,809, partially offset by increases in accounts payable of $11,783 and decreases in prepaid expenses and other assets of $10,049. The increases in billed and unbilled receivables was primarily due to timing of project billing cycles. The increase in accounts payable primarily related to timing of payments, and the decrease in prepaid expenses and other assets resulted from a $9,536 decrease in prepaid income taxes.
Investing activities
During the nine months ended September 30, 2023 and October 1, 2022, net cash used in investing activities totaled $203,071 and $19,807, respectively. The increase in cash used in investing activities was primarily a result of increased cash paid for acquisitions of $184,089.
Financing activities
Net cash flows provided by financing activities totaled $165,727 during the nine months ended September 30, 2023 compared to net cash flows used in financing activities of $54,393 during the nine months ended October 1, 2022. The increase in cash provided by financing activities was primarily a result of borrowings on our Senior Credit Facility of $188,000 during the nine months ended September 30, 2023 and a decrease in principal payments on our Senior Credit Facility of $30,000 during the nine months ended September 30, 2023.
Financing
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), we amended and restated our Credit Agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of our subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of our assets. The Second A&R Credit Agreement also includes an accordion feature permitting us to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of September 30, 2023 and December 31, 2022, the outstanding balance on the Second A&R Credit Agreement was $206,750 and $33,750, respectively.
Our Second A&R Credit Agreement provides for the replacement of LIBOR (London Interbank Offered Rate), which prior to April 1, 2023, was transitioned to SOFR (Secured Overnight Funding Rate), subject to the completion of the relevant existing interest period ("LIBOR Transition"). Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR or, from and after the LIBOR Transition, either Term SOFR or Daily Simple SOFR, plus in each case an applicable margin, or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on our consolidated leverage ratio. As of September 30, 2023 our interest rate was 6.7%.

The Second A&R Credit Agreement contains financial covenants that require us to maintain a consolidated net leverage ratio (the ratio of our pro forma consolidated net funded indebtedness to our pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
These financial covenants also require us to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of September 30, 2023, we were in compliance with the financial covenants.
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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $208 and $573 during the three and nine months ended September 30, 2023, respectively, and $185 and $556 during the three and nine months ended October 1, 2022, respectively.
Other Obligations
We have aggregate obligations related to acquisitions of $7,338, $5,394, $3,892, and $4,010 due in the remainder of fiscal 2023, 2024, 2025, and 2026, respectively. As of September 30, 2023, our weighted average interest rate on other outstanding obligations was 3.0%.
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
Forward-looking statements are not historical factors and should not be read as a guarantee or assurance of future performance or results, and will not necessarily be accurate indications of the times at, or by, or if such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith beliefs, expectations and assumptions as of that time with respect to future events. Because forward-looking statements relate to the future, they are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals,
•changes in demand from the local and state government and private clients that we serve,
•any material outbreak or material escalation of international hostilities, including developments in the conflict involving Israel and Hamas or Russia and the Ukraine and the economic consequences of related events such as the imposition of economic sanctions and resulting market volatility,
•changes in general domestic and international economic conditions such as inflation rates, interest rates, tax rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations,
•the U.S. government and other governmental and quasi-governmental budgetary and funding approval process,
•the ongoing effects of the global COVID-19 pandemic,
•our ability to successfully execute our mergers and acquisitions strategy, including the integration of new companies into our business,
•the possibility that our contracts may be terminated by our clients,
•our ability to win new contracts and renew existing contracts,
•competitive pressures and trends in our industry and our ability to successfully compete with our competitors,
•our dependence on a limited number of clients,
•our ability to complete projects timely, in accordance with our customers’ expectations, or profitability,
•our ability to successfully manage our growth strategy,
•our ability to raise capital in the future,
•the credit and collection risks associated with our clients,
•our ability to comply with procurement laws and regulations,
•weather conditions and seasonal revenue fluctuations may adversely impact our financial results,
•the enactment of legislation that could limit the ability of local, state and federal agencies to contract for our privatized services,
•our ability to complete our backlog of uncompleted projects as currently projected,
•the risk of employee misconduct or our failure to comply with laws and regulations,
•our ability to control, and operational issues pertaining to, business activities that we conduct with business partners and other third parties,
•our need to comply with a number of restrictive covenants and similar provisions in our senior credit facility that generally limit our ability to (among other things) incur additional indebtedness, create liens, make acquisitions, pay dividends and undergo certain changes in control, which could affect our ability to finance future operations, acquisitions or capital needs,
•significant influence by our principal stockholder and the existence of certain anti-takeover measures in our governing documents, and
•other factors identified throughout this Quarterly Report on Form 10-Q, including those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) or, from and after the LIBOR Transition, either Term SOFR or Daily Simple SOFR, plus in each case an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of September 30, 2023, there was $206,750 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $2,068 annually.
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
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities

On July 31, 2023, we agreed to issue $800 of shares of our common stock as partial consideration in an acquisition and up to $300 of additional shares of our common stock as contingent consideration based on the then-current market price on the first, second, and third earn-out target dates. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
Issuer Purchase of Equity Securities
The following table summarizes the purchases of shares of our common stock made by us during the three months ended September 30, 2023 (in thousands, except for share data and average price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/2/2023 - 7/29/2023	730	$111.23	—	$—
7/30/2023 - 8/26/2023	—	$—	—	$—
8/27/2023 - 9/30/2023	—	$—	—	$—
(1) Represents purchases of common stock tendered by employees to satisfy required tax withholding obligations arising from the vesting of restricted shares of common stock. These shares were not purchased as part of a publicly announced program to purchase common stock.
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

NV5 GLOBAL, INC.

/s/ Edward Codispoti
Date: November 3, 2023	Edward Codispoti Chief Financial Officer (Principal Financial and Accounting Officer)