Form 10-K
period 2023-12-30
NV5 Global, Inc.
filed 2024-02-23
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.5 billion. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 16, 2024, there were 15,916,943 shares outstanding of the registrant’s common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2024 definitive Proxy Statement are incorporated by reference into Part III of this Form 10-K.

NV5 GLOBAL, INC.
FORM 10-K ANNUAL REPORT

Cautionary Statement about Forward Looking Statements
Our disclosure and analysis in this Annual Report on Form 10-K and in our 2023 Annual Report to Stockholders, including all documents incorporated by reference, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “project,” “may,” “might,” “should,” “would,” “will,” “likely,” “will likely result,” “continue,” “could,” “future,” “plan,” “possible,” “potential,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy,” and other words and terms of similar meaning, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance.
Forward-looking statements are not historical factors and should not be read as a guarantee or assurance of future performance or results, and will not necessarily be accurate indications of the times at, or by, or if such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith beliefs, expectations, and assumptions as of that time with respect to future events. Because forward-looking statements relate to the future, they are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•our ability to retain the continued service of our key professionals and to identify, hire, and retain additional qualified professionals,
•changes in demand from the local and state government and private clients that we serve,
•any material outbreak or material escalation of international hostilities, including developments in the conflict involving Russia and the Ukraine or the war involving Israel and Hamas, and the economic consequences of related events such as the imposition of economic sanctions and resulting market volatility,
•changes in general domestic and international economic conditions such as inflation rates, interest rates, tax rates, higher labor and healthcare costs, insurance rates, recessions, and changing government policies, laws, and regulations, including those relating to energy efficiency,
•the U.S. government and other governmental and quasi-governmental budgetary and funding approval process,
•our ability to successfully execute our mergers and acquisitions strategy, including the integration of new companies into our business,
•the possibility that our contracts may be terminated by our clients,
•our ability to win new contracts and renew existing contracts,
•competitive pressures and trends in our industry and our ability to successfully compete with our competitors,
•our dependence on a limited number of clients,
•our ability to complete projects timely, in accordance with our customers’ expectations, or profitability,
•our ability to successfully manage our growth strategy,
•our ability to raise capital in the future,
•the credit and collection risks associated with our clients,
•our ability to comply with procurement laws and regulations,
•weather conditions and seasonal revenue fluctuations that may adversely impact our financial results,
•the enactment of legislation that could limit the ability of local, state, and federal agencies to contract for our privatized services,
•our ability to complete our backlog of uncompleted projects as currently projected,

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

PART I
ITEM 1.    BUSINESS
Overview
NV5 Global is a provider of technology, conformity assessment, consulting solutions, and software applications to public and private sector clients in the infrastructure, utility services, construction, real estate, environmental, and geospatial markets, operating nationwide and abroad. The Company's clients include the U.S. Federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to:

●	Utility services	●	Commissioning
●	LNG services	●	Building program management
●	Engineering	●	Environmental health & safety
●	Civil program management	●	Real estate transaction services
●	Surveying	●	Energy efficiency & clean energy services
●	Construction quality assurance	●	Mission critical services
●	Code compliance consulting	●	3D geospatial data modeling
●	Forensic services	●	Environmental & natural resources
●	Litigation support	●	Robotic survey solutions
●	Ecological studies	●	Geospatial data applications & software
●	MEP & technology design
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
During our 74 years in the engineering and consulting business, we have worked and continue to work with many clients including (in alphabetical order):

Airports	Commercial
Boston Logan Airport, MA	Bronx Zoo Astor Court Reconstruction, NY
Chicago O’Hare International Airport, IL	Cleveland Museum of Art, OH
Dallas Fort Worth International Airport, TX	Las Vegas City Hall, NV
Fort Lauderdale Hollywood International Airport, FL	Manhattan Waterfront Greenway Improvement, NY
JFK International Airport, NY	Massachusetts Division of Capital Asset Management, MA
Los Angeles World Airports, CA	Rose Bowl Stadium, CA
McCarran International Airport, NV	The National World War II Museum, LA
Miami International Airport, FL	Healthcare
Orlando International Airport, FL	Atrium Health, NC
San Diego International Airport, CA	Boston Children's Hospital, MA
Education and Public Institutions	Cleveland Clinic, OH
Colorado State University	Tufts Medical Center, MA

Florida State University, FL	University of Kansas Medical Center, KS
Harvard University, MA	Military
Michigan State University, MI	National Geospatial-Intelligence Agency
Princeton University, NJ	Peterson Air Force Base, CO
Rutgers University, NJ	U.S. Army Corp Engineers
Rice University, TX	U.S. Department of Defense
Stanford University, CA	U.S. Department of Veteran Affairs
University of San Diego, CA	Power and Utilities
University of Illinois, IL	Duke Energy, NC
University of Iowa, IA	Florida Power and Light, FL
University of Maryland, MD	Minnesota Power, MN
University of Massachusetts, MA	National Grid
University of Miami, FL	New York Power Authority, NY
University of Minnesota, MN	NextEra Energy, FL
University of North Carolina, NC	PECO Energy Company
University of Texas, TX	Piedmont Natural Gas, NC
University of Utah, UT	Portland General Electric, OR
University of Virginia, VA	Potomac Electric Power Company
Wake Forest University, NC	Sabal Trail Transmission Company
Federal, State, Municipal and Local Government Agencies	San Diego Gas & Electric, CA
Broward County, FL	Southern California Gas Company, CA
California Department of Resources	Spectra Energy, TX
City of Albuquerque, NM	Transportation
City of Austin, TX	California Department of Transportation, or Caltrans, CA
City of Bakersfield, CA	California High Speed Rail, CA
City of Carlsbad, CA	Caldecott Tunnel
City of Colorado Springs, CO	Colorado Department of Transportation
City of Fresno, CA	County of Merced, CA
City of Miami, FL	Florida Department of Transportation
City of Oceanside, CA	Georgia Department of Transportation
City of Pasadena, CA	Illinois Department of Transportation
City of Philadelphia, PA	Macau Light Rail System
City of Phoenix, AZ	Massachusetts Port Authority
City of Sacramento, CA	New Jersey Department of Transportation, NJ
City of San Diego, CA	New Jersey Turnpike Authority, NJ
Commonwealth of Kentucky	New Mexico Department of Transportation
County of San Diego, CA	New York Department of Transportation, NY
Imperial County, CA	North Carolina Department of Transportation
Kentucky Commonwealth Office of Technology	Oregon Department of Transportation
Los Angeles Department of Public Works, CA	Port Authority of New York and New Jersey
Miami-Dade County, FL	South Carolina Department of Transportation
Minnesota Department of Natural Resources	Utah Department of Transportation, UT
Montana Department of Natural Resources and Conservation	Wisconsin Department of Transportation
National Aeronautics and Space Administration	Water
National Oceanic and Atmospheric Administration	California Department of Water Resources
New York City Economic Development Corporation, NY	Colorado Water Conservation Board
New York Department of Environmental Protection	Metropolitan Water District of Southern California, CA

New York City Housing Authority, NY	National Oceanic and Atmospheric Administration (NOAA)
New York City Parks, NY	Poseidon Desalination Plant, CA
North Carolina Department of Information Technology	South Florida Water Management District, FL
North Central Texas Government	Southwest Florida Water Management District
Oregon Geospatial Enterprise Office
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
Synergy among our service verticals. We create value for our clients and our shareholders by encouraging our professionals across service verticals to work together to pursue new work, new clients, and to expand the range of services we can provide our existing clients. Our commitment to cross-selling minimizes our use of sub-consultants to meet our clients’ needs and helps maximize organic growth.
Strong, long-term client relationships. By combining local market experience and expert services in multiple verticals, we have developed strong relationships with our core clients. Some of our professionals have worked with key clients for decades, including government transportation agencies, public utilities, and local or state municipalities. By serving as a long-term partner with our clients, we gain a deeper understanding of their overall business needs as well as the unique technical requirements of their projects.
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

Industry-recognized quality of service. We have developed a strong reputation for quality service based upon our industry-recognized depth of experience, ability to attract and retain quality professionals, expertise across multiple service sectors, and our commitment to strategic growth. During the past several years, we have received many industry awards and national rankings, including:

●	Advisory Board at Harvard Graduate School of Design for Sustainable Infrastructure - 2023, 2022, 2021	●	Engineering News-Record Top 100 Pure Designers - #12 (2023), #14 (2022), #14 (2021)
●	Building Design + Construction Magazine’s Top 50 State Government Building Engineering Firms - #9 (2023)	●	Engineering News-Record Top 150 Global Firms - #62 (2021)
●	Building Design + Construction Magazine’s Top 65 Airport Terminal Engineering Firms - #12 (2023), #8 (2022)	●	Engineering News-Record Top 20 Design Firm by Sector: Power List - #13 (2023), #12 (2022), #13 (2021)
●	Building Design + Construction Magazine’s Top 75 Engineering Firms - #7 (2023)	●	Engineering News-Record Top 20 Design Firm by Sector: Water List - #19 (2023), #17 (2022), #18 (2021)
●	Building Design + Construction Magazine’s Top 75 Hospitality Facility Engineering Firms - #8 (2023)	●	Engineering News-Record Top 200 Environmental Firms - #62 (2023), #58 (2022), #72 (2021)
●	Building Design + Construction Magazine’s Top 75 Retail Sector Engineering and Engineering Architecture Firms - #14 (2023)	●	Engineering News-Record Top 225 International Design Firms - 2023, 2022, 2021
●	Building Design + Construction Magazine’s Top 80 K-12 School Engineering Firms - #8 (2023), #6 (2022)	●	Engineering News-Record Top 50 Designers in International Markets List - #44 (2023), #48 (2022), #50 (2021)
●	Building Design + Construction Magazine’s Top 80 Local Government Building Engineering Firms - #14 (2023)	●	Engineering News-Record Top 500 Design Firms - #22 (2023), #24 (2022), #27 (2021)
●	Building Design + Construction Magazine’s Top 80 University Building Engineering Firms - #6 (2023)	●	Engineering News-Record Top California Design Firms - #8 (2021)
●	Building Design + Construction Magazine’s Top 90 Office Building Engineering Firms - #9 (2023)	●	Environmental Analyst Top 100 Environmental & Sustainability Consultancy Firms - #15 (2021)
●	Building Design + Construction Magazine's Top 40 Engineering/Architecture Firm - #8 (2021)	●	Environmental Business Journal Achievement Award in Technical Achievement - 2021
●	Consulting-Specifying Engineer Magazine Commissioning Giants List - #17 (2023), #19 (2022), #19 (2021)	●	Environmental Business Journal's Top 600 Environmental Consulting & Engineering Firms - #46 (2021)
●	Consulting-Specifying Engineer Magazine MEP Giants List - #10 (2023), #18 (2022), #18 (2021)	●	Forbes America's Best Small Companies - (2022)
Growth Strategies
We intend to pursue the following growth strategies as we seek to expand our market share and position ourselves as a preferred, single-source provider of engineering and technical consulting services:
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

Continue to focus on public sector clients while building private sector client capabilities. We have historically derived the majority of our revenue from public and quasi-public sector clients. For the fiscal years 2023, 2022, and 2021, approximately 68%, 64%, and 65%, respectively, of our gross revenues were attributable to public and quasi-public sector clients. During unsteady economic periods, we have focused on public sector business opportunities resulting from public agency outsourcing. We are also positioned to address the challenges presented by the aging infrastructure system of the U.S. and the need to provide solutions for transportation, energy, water, and wastewater requirements. However, we also seek to obtain additional clients in the private sector, which typically experiences greater growth during times of economic expansion, through networking, participating in professional organizations, and direct sales. We will continue to pursue private sector clients when such opportunities present themselves. We believe our ability to service the needs of both public and private sector clients gives us the flexibility to seek and obtain engagements regardless of the current economic conditions.
Strengthen and support our human capital. Our experienced employees and management team are our most valuable resource. Attracting, training, and retaining key personnel are critical to our success. To achieve our human capital goals, we intend to remain focused on providing our personnel with entrepreneurial opportunities to expand our business within their areas of expertise. Our leaders, managers, and employees are provided an opportunity to participate in our equity incentive plan. We believe stock ownership promotes a performance-driven, long-term focus that aligns employees' interests with the interests of other NV5 shareholders. We will continue to provide our personnel with professional growth opportunities, through training, competitive benefits, and performance-based incentives such as stock ownership.
Reportable Segments
Our operations are organized into the following three operating and reportable segments:
Infrastructure ("INF"), includes our engineering, civil program management, utility services, and construction quality assurance practices.
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
Construction Quality Assurance
We provide construction quality assurance services with respect to diverse projects including municipalities, departments of transportation, public and private buildings, major mixed-use projects, hospitals, senior living facilities, professional sports stadiums, cultural and performing arts centers, airports, hotels, hospitals and health care facilities, major public and private universities, and K-12 school districts. We offer these services on an “a la carte” or integrated start-to-finish basis that is intended to guide a client through each phase of a construction project. Our construction quality assurance services generally include geotechnical studies, site inspections, audits, and evaluations of materials and workmanship necessary to determine and document the quality of the constructed facility. Before a project commences, we offer our clients a variety of assessment services, including environmental, geotechnical, and structural suitability. We perform these pre-construction evaluations in order to help detect any potential problems with the proposed site that could prevent or complicate the successful completion of the project. In addition, we evaluate the onsite building conditions and recommend the best methods and materials for site preparation, excavation, and building foundations.
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
Audiovisual – Security and Surveillance. We provide needs assessments, infrastructure design, systems design, construction monitoring, and acceptance testing.
Mission Critical
IT – Data Center. The demand for global connectivity is driving growth for data centers domestically and internationally. We provide specialized technical expertise to deliver dependable services to support the mission critical nature and high energy demands of data center infrastructure. Our services include systems and technology design, testing and commissioning, modeling and analytics, installation monitoring, and due diligence consulting.
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
Our geospatial mapping capabilities include topobathymetric nearshore analytics in analyzing nearshore underwater terrain (too shallow for sonar and not visible with topographic LiDAR) and deep-water sonar-based analytics. This service provides government agencies with data used in coastal management, offshore wind power, shoreline mapping, underwater habitat modeling, nautical charting, floodplain analysis, environmental ecology, and hydrological resource management. We believe that climate change, extreme weather incidents, and water conservation efforts combine to make the data and services we provide invaluable to agencies that utilize these data sets produced by our geospatial mapping services.
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

Key Clients and Projects
We currently serve approximately 11,200 clients. Our ten largest clients accounted for approximately 27% of our gross revenues during the year ended December 30, 2023. No individual client represented more than 10% of our gross revenues during the years 2023, 2022, or 2021. Although we serve a highly diverse client base, during the years 2023, 2022, and 2021 approximately 68%, 64%, and 65%, respectively, of our gross revenues were attributable to public and quasi-public sector clients.
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
We are committed to addressing the effects of climate change as a key priority for our sustainability program by improving resilience and working to advance greenhouse gas emissions reduction targets. We combine our carbon reporting, sustainability, engineering, data solutions, and renewable energy service lines to best support our NetZero client needs and focused business growth. We also entered the high-growth sustainable energy planning and data center commissioning markets and expanded our subscription-based energy efficiency services.
Human Capital Resources
Our experienced employees and management team are our most valuable resources and we are committed to attracting, motivating, and retaining top professionals to service our clients. As of December 30, 2023, we had 4,106 employees, including 3,813 full-time employees. We consider our employee relations to be good.
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
We believe our principal publicly listed and private company competitors include the following firms (in alphabetical order): AECOM (NYSE: ACM), AMEC Foster Wheeler (LSE: JW), Bureau Veritas SA (PAR: BVI), Burns & McDonnell, Dewberry, the Hill International division of Global Infrastructure Solutions Inc., Intertek Group plc (LSE:ITRK), Jacobs Solutions Inc. (NYSE: J), Leidos Holdings, Inc. (NYSE: LDOS), POWER Engineers, Incorporated, Stantec Inc. (TSX: STN), Tetra Tech, Inc. (NASDAQ: TTEK), TRC Companies, Inc., Willdan Group, Inc. (NASDAQ: WLDN), and Woolpert Inc.
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

Internationally, we are subject to various government laws and regulations (including the Foreign Corrupt Practices Act (“FCPA”) and similar non-U.S. laws and regulations), export laws and regulations (including International Traffic in Arms Regulations ("ITAR"), Export Administration Regulations ("EAR"), and trade sanctions against embargoed countries to the extent we export technical services, data, products, and equipment outside of the United States), local government regulations, procurement policies and practices, and varying currency, political, and economic risks.
To help ensure compliance with these laws and regulations, our employees are required to complete ethics and other compliance training relevant to their position and our operations.
Available Information
We use our website www.nv5.com as a channel of distribution of information about NV5 Global, although information contained on our website is not part of, or incorporated into, this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our corporate governance documents, including our code of conduct and ethics, are also available on our website. In this Annual Report on Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC and will be available, free of charge, on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available on our website.
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
•Our failure to comply with export laws and regulations may adversely impact our operations.
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
The state of California has historically been and is a key geographic region for our business. Approximately 26%, 28%, and 26% of our gross revenues during fiscal years 2023, 2022, and 2021, respectively, came from California-based projects. The timing and accessibility of budgetary funding, changes in state funding allocations to local agencies and municipalities, or other delays in purchasing for, or commencement of, projects may have a negative impact on our gross revenues and net income.
We derive a majority of our gross revenues from public and quasi-public governmental agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.
During fiscal 2023, approximately 68% of our gross revenues were attributable to public and quasi-public sector clients. A significant amount of our revenues are derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.
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
Our ten largest clients accounted for approximately 27% of our gross revenues during the fiscal year ended December 30, 2023. The loss of, or reduction in orders from, these large clients could have a material adverse effect on our business, financial condition, and results of operations.
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
Lump-sum contracts typically require the performance of all the work under the contract for a specified lump-sum fee, subject to price adjustments if the scope of the project changes or unforeseen conditions arise. During fiscal 2023, 2022, and 2021, approximately 50%, 44%, and 44% of our revenue was recognized under lump-sum contracts. Lump-sum contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform, and economic or other changes that may occur during the contract period. Losses under lump-sum contracts could adversely impact our results of operations.
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
Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. We face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. Our ten largest clients accounted for approximately 27% of our gross revenues during fiscal 2023. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our ability to collect our receivables and, ultimately, our revenues and results of operations.
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
During fiscal 2023, 2022, and 2021, approximately 50%, 44%, and 44% of our revenues were associated with contracts accounting for using the percentage-of-completion method of revenue recognition. Our use of percentage-of-completion accounting requires that revenue and profit be recognized ratably over the life of the contract based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, including the achievement of award fees as well as the impact of change orders and claims, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. The uncertainties inherent in the estimating process make it possible for actual costs to vary materially from initial and updated estimates.

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
Borrowings under our credit agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though any amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 30, 2023, we had $195.8 million outstanding under the credit agreement. We may determine to enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in the future in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.
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
Our failure to comply with export laws and regulations may adversely impact our operations.
We are subject to U.S. export laws and regulations, including International Traffic in Arms Regulations ("ITAR"), Export Administration Regulations ("EAR"), and trade sanctions against embargoed countries to the extent we export technical services, data, products, and equipment outside of the United States. We may be adversely affected if we fail to comply with these laws and regulations, which could result in civil or criminal sanctions, including fines, suspension, or debarment of U.S. government contracts.

Risks Related to Our Common Stock
Our Chairman and Chief Executive Officer owns a large percentage of our voting stock, which may allow him to have a significant influence on all matters requiring stockholder approval.
Mr. Dickerson Wright, our Chairman and Chief Executive Officer, beneficially owned 1,727,328 shares, or approximately 10.9% of our common stock on a fully diluted basis as of February 16, 2024. Accordingly, Mr. Wright has the power to significantly influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including decisions regarding mergers, going private transactions, and other extraordinary transactions, and to significantly influence the terms of any of these transactions. Although Mr. Wright owes our stockholders certain fiduciary duties as a director and an executive officer, Mr. Wright could take actions to address his own interests, which may be different from those of our other stockholders.
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
As of December 30, 2023, we have registered an aggregate of 2,295,604 shares of common stock reserved under Registration Statements on Form S-8 and we may file additional Registration Statements on Form S-8 to register additional shares reserved under our equity incentive plan or employee stock purchase plan. Issuance of shares of common stock pursuant to our equity incentive plan or employee stock purchase plan may have a dilutive effect on our common stock. Also, all shares issued pursuant to a Registration Statement on Form S-8 can be freely sold in the public market upon issuance, subject to restrictions on our affiliates under Rule 144 promulgated by the SEC under the Securities Act of 1933, as amended. If a large number of these shares are sold in the public market, the sales may be viewed negatively by the market and adversely affect the market price of our common stock.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 1C.    CYBERSECURITY.
Cybersecurity Risk Management and Strategy
The identification and assessment of cybersecurity risk is integrated into our overall risk management systems and processes. We have an enterprise-wide information security program designed to identify, protect, detect, respond to, and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring, circulated advisories, detection tools, conducting employee training, monitoring emerging laws and regulation related to data protection and information security. We also maintain a third-party security program to further assist us with the identification, prioritization, assessment, mitigation, and remediation of third-party risks.
As part of our cybersecurity program, we regularly perform risk assessment of cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. On a bi-weekly basis, we assess cybersecurity threats through a third-party cybersecurity vendor. We use a widely adopted risk quantification model to identify, measure, and prioritize cybersecurity and technology risks and develop security controls and safeguards. Security events and data incidents are evaluated, ranked by severity, and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact and reviewed for privacy impact. We conduct regular reviews and tests of our information security program, tabletop exercises, penetration and vulnerability testing, simulations, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning.
Our systems have experienced directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse, or theft of information. To date these incidents have not had a material impact on our service, systems, or business. For more information on how risks from identified cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, refer to "Cybersecurity breaches of our systems and information technology could adversely impact our ability to operate" section included under Item 1A. Risk Factors included in this Annual Report on Form 10-K.
Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. The Board oversees our annual enterprise risk assessment, where we assess key risks within the Company, including security and technology risks and cybersecurity threats. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. Members of the Audit Committee receive updates from senior management, including leaders from our Information Security, Compliance, and Legal teams regarding matters of cybersecurity. This includes various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Our VP of Information Technology has over 25 years of industry experience involving information technology, including security, auditing, compliance, systems, and programming. Team members who support our cybersecurity program have relevant educational and industry experience.
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
ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Holders
Our common stock is listed on the Nasdaq Global Select Market under the symbol NVEE. As of February 16, 2024, there were 2,649 holders of record of our common stock. These numbers do not include beneficial owners whose shares are held in “street name.”
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
Recent Sales of Unregistered Securities
All sales of unregistered securities during the year ended December 30, 2023 were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K except as follows (amounts in thousands, except share data):
On November 14, 2023, as partial consideration for an acquisition we agreed to issue $300 of shares of our common stock and $200 of additional shares of our common stock based on the then-current market prices on the first anniversary of the closing date.
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

	Fiscal Year Ended
Statements of Operations Data	December 30, 2023	December 31, 2022	January 1, 2022	January 2, 2021	December 28, 2019
	(in thousands, except per share data)

Gross revenues	$861,739	$786,778	$706,706	$659,296	$508,938

Direct costs:
Salaries and wages	215,608	186,806	175,047	176,865	153,023
Sub-consultant services	150,681	153,641	124,998	107,602	79,598
Other direct costs	65,088	60,357	47,347	40,291	30,935
Total direct costs	431,377	400,804	347,392	324,758	263,556

Gross profit	430,362	385,974	359,314	334,538	245,382

Operating expenses:
Salaries and wages, payroll taxes, and benefits	226,137	193,488	176,838	176,816	128,558
General and administrative	67,668	66,114	53,986	50,214	42,656
Facilities and facilities related	22,891	21,252	20,193	21,280	17,145
Depreciation and amortization	52,486	38,938	39,953	42,079	25,816
Total operating expenses	369,182	319,792	290,970	290,389	214,175

Income from operations	61,180	66,182	68,344	44,149	31,207

Interest expense	(12,970)	(3,808)	(6,239)	(15,181)	(2,275)

Income before income tax expense	48,210	62,374	62,105	28,968	28,932
Income tax expense	(3,597)	(12,401)	(14,958)	(7,950)	(5,176)
Net income	$44,613	$49,973	$47,147	$21,018	$23,756

Basic earnings per share	$2.96	$3.39	$3.34	$1.70	$1.96
Diluted earnings per share	$2.88	$3.27	$3.22	$1.65	$1.90

Weighted average common shares outstanding:
Basic	15,086,040	14,753,738	14,135,333	12,362,786	12,116,185
Diluted	15,474,326	15,260,186	14,656,381	12,713,075	12,513,034

Comprehensive income:
Net income	$44,613	$49,973	$47,147	$21,018	$23,756
Foreign currency translation losses, net of tax	(18)	—	—	—	—
Comprehensive income	$44,595	$49,973	$47,147	$21,018	$23,756

Balance Sheet Data	December 30, 2023	December 31, 2022	January 1, 2022	January 2, 2021	December 28, 2019
Cash and cash equivalents	$44,824	$38,541	$47,980	$64,909	$31,825
Total assets	$1,170,592	$935,723	$961,943	$881,175	$893,137
Total notes payable and other obligations	$214,735	$54,849	$131,796	$307,522	$358,187
Total equity	$775,795	$694,240	$624,720	$394,069	$355,963

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
Fiscal Year
We operate on a "52/53-week" fiscal year ending on the Saturday closest to December 31st (whether or not in the following calendar year), with interim calendar quarters ending on the Saturday closest to the end of such calendar quarter (whether or not in the following calendar quarter). As a result, fiscal 2023, 2022 and 2021 included 52 weeks.
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
Our performance obligations are satisfied as work progresses or at a point in time. Gross revenues from services transferred to customers over time accounted for 90%, 88%, and 90% of our revenues during fiscal years 2023, 2022, and 2021, respectively. For our cost-reimbursable contracts, revenue is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it depicts the transfer of control to the customer which occurs as we incur costs on its contracts. Contract costs include labor, sub-consultant services, and other direct costs. Gross revenue from services transferred to customers at a point in time accounted for 10%, 12%, and 10% of our revenues during fiscal years 2023, 2022, and 2021, respectively. Revenue from these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed.

Contract modifications are common in the performance of our contracts. Contracts modified typically result from changes in scope, specifications, design, performance, sites, or period of completion. In most cases, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.
Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity, and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, and anticipated losses are recorded on the cumulative catch-up basis in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment. During fiscal years 2023, 2022, and 2021 the cumulative catch-up adjustments for contract modifications were not material.
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
On August 1, 2023, we conducted our annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses, we determined the fair value of each of the reporting units exceeded its carrying value and therefore, there was no goodwill impairment. There were no indicators, events, or changes in circumstances that would indicate goodwill impairment for the period from August 2, 2023 through December 30, 2023.
Identifiable intangible assets primarily include customer backlog, customer relationships, trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events, or changes in circumstances that would indicate intangible assets were impaired during fiscal 2023.
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
Recent Acquisitions
The aggregate value of all consideration for our acquisitions consummated during 2023, 2022, and 2021 was approximately $224,417, $14,220, and $100,449, respectively. The net assets acquired during 2023, 2022, and 2021 were $100,741, $2,944, and $54,647, respectively, while the gross revenues associated with these acquisitions (from their respective dates of acquisition) were $96,314, $5,211 and $29,965, respectively.
2023 Acquisitions
On April 6, 2023, we acquired all of the outstanding equity interests in the Visual Information Solutions commercial geospatial technology and software business ("VIS") from L3Harris. VIS is a provider of subscription-based software solutions for the analysis and management of software applications and Analytics as a Service (AaaS) solutions. We acquired VIS for a cash purchase price of $75,371. The purchase price and other related costs associated with the transaction were financed through the our amended and restated credit agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility") with Bank of America, N.A. and other lenders party thereto. See Note 11, Notes Payable and Other Obligations, of the Notes to Consolidated Financial Statements included elsewhere herein for further detail on the Second A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, and deferred tax liabilities.
On February 22, 2023, we acquired all of the outstanding equity interests in Continental Mapping Acquisition Corp. and its subsidiaries, including Axim Geospatial, LLC (collectively "Axim"), a provider of comprehensive geospatial services and solutions addressing critical mission requirements for customers across the defense and intelligence and state and local government sectors. The aggregate purchase price of the acquisition was $139,569, including $119,736 in cash, a $6,333 promissory note, and $13,500 of our common stock. The purchase price and other related costs associated with the transaction were financed through the Second A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, and deferred tax liabilities.
We completed five other acquisitions during 2023. The aggregate purchase price for the five acquisitions was $9,477, including $8,000 in cash, $867 of our common stock, and potential earn-outs of up to $640 payable in cash and common stock, which have been recorded at an estimated fair value of $610. A probability-weighted approach was used to determine the fair value of the earn-out, which is a generally accepted valuation technique that embodies all significant assumption types. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The five acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, and deferred tax liabilities.

2022 Acquisitions
We completed five acquisitions during 2022. The aggregate purchase price of the acquisitions was $14,220, including $5,882 in cash, $1,606 in promissory notes, $433 of our common stock, and potential earn-outs of up to $15,850 payable in cash and common stock, which were recorded at an estimated fair value of $6,299. An option-based model was used to determine the fair value of the earn-outs, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities was completed within the one-year measurement period as required by ASC 805. Purchase price allocation adjustments recorded during 2023 were not material.
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

	2023	2022	2021
Cost Reimbursable	90%	88%	90%
Fixed-unit Price	10%	12%	10%

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
Revenues under cost-reimbursable contracts are recognized when services are performed or on the percentage-of-completion method. Revenues recognized on the percentage-of-completion method are generally measured by the direct costs incurred to date as compared to estimated costs incurred and represents approximately 50%, 44%, and 44% of revenues recognized during 2023, 2022, and 2021, respectively. Revenues from fixed-unit price contracts are recognized at a point in time.
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
•Depreciation and amortization,
•Professional services, legal and accounting fees, and administrative operating costs,
•Insurance costs, and
•Information technology costs.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Fiscal Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Gross revenues	$861,739	$786,778	$706,706
Direct costs	431,377	400,804	347,392
Gross profit	430,362	385,974	359,314
Operating expenses	369,182	319,792	290,970
Income from operations	61,180	66,182	68,344
Interest expense	(12,970)	(3,808)	(6,239)
Income tax expense	(3,597)	(12,401)	(14,958)
Net income	$44,613	$49,973	$47,147

    Fiscal year ended December 30, 2023, compared to fiscal year ended December 31, 2022
Gross Revenues
Our consolidated gross revenues increased by $74,961, or 10%, in 2023 compared to 2022. The increase in gross revenues was primarily due to incremental gross revenues of $100,489 from acquisitions completed since the beginning of 2022 and organic increases in our geospatial solution services of $9,981. These increases were partially offset by decreases in our real estate transactional services of $20,986 driven by market reactions to increases in interest rates, decreases in our construction quality assurance practices of $5,903, and decreases in our liquefied natural gas business ("LNG") of $5,338 driven by project cycles.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 49.9% and 49.1% in 2023 and 2022, respectively. As a percentage of gross revenues, sub-consultant services and other direct costs decreased 2.0% and 0.1%, respectively. These decreases were partially offset by increases in direct salaries and wages as a percentage of gross revenues of 1.3%. The decrease in sub-consultant services as a percentage of gross revenues was primarily driven by the mix of business in our real estate transactional, civil program management services, and power delivery and utility services.
Operating expenses
Our operating expenses increased $49,390, or 15.4%, in 2023 compared to 2022. The increase in operating expenses primarily resulted from increased payroll costs of $32,649, amortization expenses of $11,336, and general and administrative expenses of $1,554. The increase in payroll costs was primarily driven by an increase in employees as compared to the prior year period as a result of our 2022 and 2023 acquisitions, partially offset by a decrease of $5,205 due to changes in our paid time off policy during 2023. The increase in amortization expense was driven by acquisitions. The increase in general and administrative expenses was primarily due to incremental expenses from acquisitions of $7,245, increases in information technology costs of $1,803, and increases in professional fees of $1,311, partially offset by earn-out fair value adjustments of $9,280 during 2023 that decreased the contingent consideration liability related to acquisitions compared to earn-out fair value adjustments of $2,972 during 2022 that increased the contingent consideration liability related to acquisitions.

Interest Expense
Our interest expense increased $9,162 in 2023 compared to 2022. The increase in interest expense resulted from a higher weighted average interest rate and an increase in our Senior Credit Facility indebtedness.
Income taxes
Our consolidated effective income tax rate was 7.5% and 19.9% in 2023 and 2022, respectively. The lower effective income tax rate is primarily due to an increase in federal and state credits, including additional prior year credits claimed on the 2022 federal and state tax returns, and an increase in excess tax benefits from stock-based payments. See Note 17, Income Taxes, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further detail of income tax expense.
Net income
Our net income decreased $5,360, or 11%, in 2023 compared to 2022. The decrease was primarily a result of increases in payroll costs of $32,649, amortization expenses of $11,336, interest expense of $9,162, and general and administrative expenses of $1,554, partially offset by an increase in gross profit of $44,388 and a lower effective income tax rate.
For comparison of 2022 to 2021, see "Results of Operations - Consolidated Results of Operations" under Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023, which discussion is expressly incorporated herein by reference thereto.
Segment Results of Operations
The following tables set forth summarize financial information concerning our reportable segments (dollars in thousands):

	Fiscal Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Gross revenues
INF	$374,986	$395,878	$383,725
BTS	222,804	232,577	185,995
GEO	263,949	158,323	136,986
Total gross revenues	$861,739	$786,778	$706,706

Segment income before taxes
INF	$65,608	$68,259	$71,838
BTS	$38,810	$43,810	$35,221
GEO	$51,633	$42,640	$33,027
For additional information regarding our reportable segments, see Note 18, Reportable Segments, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Fiscal year ended December 30, 2023, compared to fiscal year ended December 31, 2022
INF Segment
Our gross revenues from INF decreased $20,892, or 5%, in 2023 compared to 2022. The decrease in gross revenues was primarily due to decreases in our construction quality assurance practices of $5,903, decreases in our LNG business of $5,338 driven by project cycles, decreases in our civil program management business of $4,727, and decreases in our power delivery and utility services of $5,078.
Segment income before taxes from INF decreased $2,651, or 4%, in 2023 compared to 2022. The decrease was primarily due to decreased gross revenues.

BTS Segment
Our gross revenues from BTS decreased $9,773, or 4%, in 2023 compared to 2022. The decrease in gross revenues was primarily due to decreases in our real estate transactional services of $20,986 driven by market reactions to increases in interest rates. These decreases were partially offset by increases in our international engineering and consulting services of $6,947 and increases in our energy and technology services of $4,457.
Segment income before taxes from BTS decreased $5,000, or 11%, in 2023 compared to 2022. The decrease was primarily due to decreased gross revenues.
GEO Segment
Our gross revenues from GEO increased $105,626, or 67%, in 2023 compared to 2022. The increase was due to incremental gross revenues of $95,645 from acquisitions completed since the beginning of fiscal 2022 and $9,981 related to organic increases in our geospatial business activity.
Segment income before taxes from GEO increased $8,993, or 21%, in 2023 compared to 2022. The increase was primarily due to increased gross revenues.
For comparison of 2022 to 2021, see "Results of Operations - Segment Results of Operations" under Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023, which discussion is expressly incorporated herein by reference thereto.
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
Operating activities
Net cash provided by operating activities was $62,207 in 2023 compared to $93,980 in 2022. The decrease was a result of decreases in net income and increases in working capital and deferred income tax assets during 2023 compared to 2022. The changes in our working capital that contributed to decreased cash flows were primarily a result of increases in unbilled receivables of $12,363 and decreases in accounts payable of $6,797. The increase in unbilled receivables was primarily due to timing of project billing cycles. The decrease in accounts payable primarily related to timing of payments. The increase in deferred income tax assets was primarily driven by the Tax Cuts and Jobs Act, which eliminated the option to currently deduct research and development expenditures in the period incurred and requires taxpayers to capitalize and amortize such expenditures over five years pursuant to Section 174 of the Internal Revenue Code.
Investing activities
During 2023 and 2022, net cash used in investing activities totaled $205,791 and $21,510, respectively. The increase in cash used in investing activities was primarily a result of increased cash paid for acquisitions of $183,437.
Financing activities
Net cash flows provided by financing activities in 2023 was $149,855 compared to net cash flows used in financing activities of $81,909 in 2022. The increase in cash provided by financing activities was primarily a result of borrowings on our

Senior Credit Facility of $188,000 during 2023, a decrease in principal payments on our Senior Credit Facility of $39,000, and a decrease in note payable payments of $4,374.
For comparison of 2022 to 2021 cash flows, see "Liquidity and Capital Resources - Cash Flows” under Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023, which discussions are expressly incorporated herein by reference thereto.
Financing
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), we amended and restated our Credit Agreement (the "Second A&R Credit Agreement"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of our subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of our assets. The Second A&R Credit Agreement also includes an accordion feature permitting us to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of December 30, 2023 and December 31, 2022, the outstanding balance on the Second A&R Credit Agreement was $195,750 and $33,750, respectively.
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at our option, tied to a Eurocurrency rate equal to either Term SOFR (Secured Overnight Financing Rate) or Daily Simple SOFR, plus in each case an applicable margin, or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on our consolidated leverage ratio. As of December 30, 2023 our interest rate was 6.7%.
The Second A&R Credit Agreement contains financial covenants that require us to maintain a consolidated net leverage ratio (the ratio of our pro forma consolidated net funded indebtedness to our pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
These financial covenants also require us to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of December 30, 2023, we were in compliance with the financial covenants.

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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $758, $724, and $1,210 during 2023, 2022, and 2021, respectively.

Other Obligations
We have aggregate obligations related to acquisitions of $8,047, $4,459, and $3,985 due in fiscal 2024, 2025, and 2026, respectively. As of December 30, 2023, our weighted average interest rate on other outstanding obligations was 3.5%.
Recently Issued Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 3, Recently Issued Accounting Pronouncements, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes for acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to either Term SOFR (Secured Overnight Financing Rate) or Daily Simple SOFR, plus in each case an applicable rate, or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of December 30, 2023, there was $195,750 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $1,958 in 2023.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NV5 Global, Inc.
Hollywood, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NV5 Global, Inc. and subsidiaries (the "Company") as of December 30, 2023 and December 31, 2022, the related consolidated statements of net income and comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We identified revenue on certain long-term lump-sum contracts identified through our risk assessment procedures as a critical audit matter because of the judgments necessary for management to estimate total costs and profit in order to recognize revenue for certain lump-sum contracts. This required extensive audit effort due to the long-term nature of certain lump-sum contracts and required a high degree of auditor judgment when performing audit procedures to audit management’s estimates of total costs and profit and evaluating the results of those procedures.

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
February 23, 2024

We have served as the Company’s auditor since 2015.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$44,824	$38,541
Billed receivables, net	152,593	145,637
Unbilled receivables, net	113,271	92,862
Prepaid expenses and other current assets	18,376	13,636
Total current assets	329,064	290,676
Property and equipment, net	50,268	41,640
Right-of-use lease assets, net	36,836	39,314
Intangible assets, net	226,702	160,431
Goodwill	524,573	400,957
Other assets	3,149	2,705
Total Assets	$1,170,592	$935,723

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,865	$57,771
Accrued liabilities	47,423	44,313
Billings in excess of costs and estimated earnings on uncompleted contracts	41,679	31,183
Other current liabilities	2,263	1,597
Current portion of contingent consideration	3,922	10,854
Current portion of notes payable and other obligations	9,267	15,176
Total current liabilities	159,419	160,894
Contingent consideration, less current portion	143	4,481
Other long-term liabilities	26,930	29,542
Notes payable and other obligations, less current portion	205,468	39,673
Deferred income tax liabilities, net	2,837	6,893
Total liabilities	394,797	241,483

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 15,895,255 and 15,523,300 shares issued and outstanding as of December 30, 2023 and December 31, 2022, respectively	159	155
Additional paid-in capital	508,256	471,300
Accumulated other comprehensive income (loss)	(18)	—
Retained earnings	267,398	222,785
Total stockholders’ equity	775,795	694,240
Total liabilities and stockholders’ equity	$1,170,592	$935,723
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Fiscal Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Gross revenues	$861,739	$786,778	$706,706

Direct costs:
Salaries and wages	215,608	186,806	175,047
Sub-consultant services	150,681	153,641	124,998
Other direct costs	65,088	60,357	47,347
Total direct costs	431,377	400,804	347,392

Gross profit	430,362	385,974	359,314

Operating expenses:
Salaries and wages, payroll taxes, and benefits	226,137	193,488	176,838
General and administrative	67,668	66,114	53,986
Facilities and facilities related	22,891	21,252	20,193
Depreciation and amortization	52,486	38,938	39,953
Total operating expenses	369,182	319,792	290,970

Income from operations	61,180	66,182	68,344

Interest expense	(12,970)	(3,808)	(6,239)

Income before income tax expense	48,210	62,374	62,105
Income tax expense	(3,597)	(12,401)	(14,958)
Net income	$44,613	$49,973	$47,147

Earnings per share:
Basic	$2.96	$3.39	$3.34
Diluted	$2.88	$3.27	$3.22

Weighted average common shares outstanding:
Basic	15,086,040	14,753,738	14,135,333
Diluted	15,474,326	15,260,186	14,656,381

Comprehensive income:
Net income	$44,613	$49,973	$47,147
Foreign currency translation loss, net of tax	(18)	—	—
Comprehensive income	$44,595	$49,973	$47,147
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance, January 2, 2021	13,270,131	$133	$268,271	$—	$125,665	$394,069
Stock-based compensation	—	—	16,301	—	—	16,301
Restricted stock issuance, net	226,736	2	(2)	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(580)	—	(52)	—	—	(52)
Stock issuance for acquisitions	60,680	—	5,203	—	—	5,203
Proceeds from secondary offering, net of costs	1,854,838	19	161,824	—	—	161,843
Payment of contingent consideration with common stock	2,200	—	209	—	—	209
Net income	—	—	—	—	47,147	47,147
Balance, January 1, 2022	15,414,005	154	451,754	—	172,812	624,720
Stock-based compensation	—	—	18,195	—	—	18,195
Restricted stock issuance, net	96,776	1	(1)	—	—	—
Stock issuance for acquisitions	12,519	—	1,352	—	—	1,352
Net income	—	—	—	—	49,973	49,973
Balance, December 31, 2022	15,523,300	155	471,300	—	222,785	694,240
Stock-based compensation	—	—	20,193	—	—	20,193
Restricted stock issuance, net	244,332	3	(3)	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(730)	—	(81)	—	—	(81)
Stock issuance for acquisitions	125,497	1	14,850	—	—	14,851
Reclassification of liability-classified awards to equity-classified awards	—	—	1,697	—	—	1,697
Payment of contingent consideration with common stock	2,856	—	300	—	—	300
Other comprehensive income (loss)	—	—	—	(18)	—	(18)
Net income	—	—	—	—	44,613	44,613
Balance, December 30, 2023	15,895,255	$159	$508,256	$(18)	$267,398	$775,795
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Cash flows from operating activities:
Net income	$44,613	$49,973	$47,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,020	44,063	44,971
Non-cash lease expense	13,562	12,813	10,191
Provision for doubtful accounts	1,261	(60)	1,243
Stock-based compensation	22,379	19,326	16,301
Change in fair value of contingent consideration	(9,280)	2,972	2,333
Gain on disposals of property and equipment	(694)	(328)	(1,102)
Other	(125)	—	—
Deferred income taxes	(25,709)	(18,492)	(7,007)
Amortization of debt issuance costs	758	724	1,210
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	7,584	10,212	2,677
Unbilled receivables	(15,666)	(3,303)	(12,573)
Prepaid expenses and other assets	(2,292)	(1,125)	(4,792)
Accounts payable	(8,470)	(1,673)	8,181
Accrued liabilities and other long-term liabilities	(19,848)	(19,901)	(12,507)
Contingent consideration	(1,307)	(800)	—
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,243)	(296)	4,005
Other current liabilities	664	(125)	1,164
Net cash provided by operating activities	62,207	93,980	101,442

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(189,345)	(5,908)	(67,995)
Proceeds from sale of assets	720	87	1,639
Purchase of property and equipment	(17,166)	(15,689)	(13,903)
Net cash used in investing activities	(205,791)	(21,510)	(80,259)

Cash flows from financing activities:
Borrowings from Senior Credit Facility	188,000	—	138,750
Proceeds from common stock offering	—	—	172,500
Payments of borrowings from Senior Credit Facility	(26,000)	(65,000)	(323,832)
Payments on notes payable	(11,071)	(15,445)	(12,516)
Payments of contingent consideration	(993)	(1,464)	(1,329)
Payments of common stock offering costs	—	—	(10,657)
Payments of debt issuance costs	—	—	(976)
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(81)	—	(52)
Net cash provided by (used in) financing activities	149,855	(81,909)	(38,112)

Effect of exchange rate changes on cash and cash equivalents	12	—	—

Net increase (decrease) in cash and cash equivalents	6,283	(9,439)	(16,929)
Cash and cash equivalents – beginning of period	38,541	47,980	64,909
Cash and cash equivalents – end of period	$44,824	$38,541	$47,980

See accompanying notes to consolidated financial statements.
NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$12,542	$4,220	$5,909
Cash paid for income taxes	$30,326	$29,639	$26,270

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$610	$6,299	$5,133
Notes payable and other obligations issued for acquisitions	$6,333	$2,039	$21,837
Stock issuance for acquisitions	$14,851	$1,352	$5,203
Reclassification of liability-classified awards to equity-classified awards	$1,697	$—	$—
Finance leases	$2,289	$2,490	$376
Payment of contingent consideration and other obligations with common stock	$300	$—	$209
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
NV5 Global, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Global”) is a provider of technology, conformity assessment, consulting solutions, and software applications to public and private sector clients in the infrastructure, utility services, construction, real estate, environmental, and geospatial markets, operating nationwide and abroad. The Company’s clients include the U.S. Federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to:

●	Utility services	●	Commissioning
●	LNG services	●	Building program management
●	Engineering	●	Environmental health & safety
●	Civil program management	●	Real estate transaction services
●	Surveying	●	Energy efficiency & clean energy services
●	Construction quality assurance	●	Mission critical services
●	Code compliance consulting	●	3D geospatial data modeling
●	Forensic services	●	Environmental & natural resources
●	Litigation support	●	Robotic survey solutions
●	Ecological studies	●	Geospatial data applications & software
●	MEP & technology design
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
Fiscal Year
The Company reports its financial results on a 52/53-week fiscal year ending on the Saturday closest to December 31st (whether or not in the following calendar year), with interim calendar quarters ending on the Saturday closest to the end of such calendar quarter (whether or not in the following calendar quarter). As a result, fiscal 2023, 2022, and 2021 included 52 weeks.
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
Concentration of Credit Risk
Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. The Company did not have any clients representing more than 10% of our gross revenues during 2023, 2022, or 2021; however, 26%, 28% and 26% of the Company’s gross revenues for fiscal years 2023, 2022, and 2021, respectively, are from California-based projects. During fiscal years 2023, 2022, and 2021 approximately 68%, 64% and 65%, respectively, of our gross revenues were attributable to the public and quasi-public sector. Management continually evaluates the creditworthiness of these and future clients and provides for bad debt reserves as necessary.
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
The Company considers cash and cash equivalents, accounts receivable, accounts payable, income taxes payable, accrued liabilities, and debt obligations to meet the definition of financial instruments. As of December 30, 2023, and December 31, 2022, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, income taxes payable, and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
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
The Company reviews and re-assesses the estimated fair value of contingent consideration liabilities on a quarterly basis, and the updated fair value could differ from the initial estimates. The Company measures contingent consideration recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The Company generally uses a Monte Carlo simulation-based option pricing model, based on key inputs requiring significant judgments and estimates to be made by the Company, including projections of future earnings over the earn-out period. Significant increases or decreases to these inputs could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent consideration liabilities. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate as of the acquisition date and amount paid will be recorded in earnings. See Note 12, Contingent Consideration, for additional information regarding contingent consideration.
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
Property and equipment balances are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. During fiscal years 2023, 2022 and 2021, no impairment charge relating to property and equipment was recognized.
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
The Company evaluates goodwill annually for impairment on August 1, or whenever events or changes in circumstances indicate the asset may be impaired, using the quantitative method. An entity has the option to first assess

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include macroeconomic and industry conditions, cost factors, overall financial performance, and other relevant entity-specific events. If the entity determines that this threshold is met, then the Company applies a one-step quantitative test and records the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company determines fair value through multiple valuation techniques, and weights the results accordingly. Subjective and complex judgments are required in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. The Company conducts its annual impairment tests on the goodwill using the quantitative method of evaluating goodwill.
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
During fiscal years 2023, 2022 and 2021, no impairment charge relating to goodwill and intangible assets was recognized. See Note 9, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.
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
The Company’s performance obligations are satisfied as work progresses or at a point in time. Revenue on the Company's cost-reimbursable contracts is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it depicts the transfer of control to the customer. Contract costs include labor, sub-consultant services, and other direct costs. Gross revenues from services transferred to customers over time accounted for 90%, 88%, and 90% of the Company’s revenues during fiscal years 2023, 2022, and 2021, respectively.
Gross revenues recognized under lump-sum contracts were $427,462, $343,538, and $309,624 during the fiscal years 2023, 2022, and 2021, respectively.
Gross revenues from services transferred to customers at a point in time is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed. Gross revenue from services transferred to customers at a point in time accounted for 10%, 12%, and 10% of the Company’s revenues during fiscal years 2023, 2022, and 2021, respectively.
As of December 30, 2023, the Company had $849,515 of remaining performance obligations, of which $673,235 is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in performance obligations. Performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.

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
Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity, and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, and anticipated losses are recorded on the cumulative catch-up basis in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment. During fiscal years 2023, 2022, and 2021 the cumulative catch-up adjustments for contract modifications were not material.
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
In certain circumstances, the contract may allow for billing terms that result in the cumulative amounts billed in excess of revenues recognized. “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. During fiscal 2023, the Company performed services and recognized $27,479 of revenue related to its contract liabilities that existed as of December 31, 2022.
Advertising
Advertising costs are charged to expense in the period incurred and amounted to $2,767, $1,977, and $895 during fiscal years 2023, 2022, and 2021, respectively, which are included in General and Administrative Expenses on the accompanying Consolidated Statements of Net Income and Comprehensive Income.
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
Note 3 – Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
None.
Accounting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of the segment's profit or loss in assessing performance and deciding how to allocate resources. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 and expects it to result in additional disclosures when adopted.
Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"). This ASU requires disaggregated information about a reporting entity's effective tax rate reconciliations as well as additional information on income taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU 2023-09 and expects it to result in additional disclosures when adopted.
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
The weighted average number of shares outstanding in calculating basic earnings per share during fiscal years 2023, 2022, and 2021 exclude 689,360, 742,671, and 777,683 non-vested restricted shares, respectively. During fiscal 2023, 2022, and 2021 there were 19,290, 25,979, and 7,448 weighted average securities which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met.
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share during fiscal years 2023, 2022 and 2021:

	Fiscal Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Numerator:
Net income – basic and diluted	$44,613	$49,973	$47,147

Denominator:
Basic weighted average shares outstanding	15,086,040	14,753,738	14,135,333
Effect of dilutive non-vested restricted shares and units	363,759	490,981	498,116
Effect of issuable shares related to acquisitions	24,527	15,467	22,932
Diluted weighted average shares outstanding	15,474,326	15,260,186	14,656,381

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
Note 6 – Business Acquisitions
2023 Acquisitions
On April 6, 2023, the Company acquired all of the outstanding equity interests in the Visual Information Solutions commercial geospatial technology and software business ("VIS") from L3Harris. VIS is a provider of subscription-based software solutions for the analysis and management of software applications and Analytics as a Service (AaaS) solutions. The Company acquired VIS for a cash purchase price of $75,371. The purchase price and other related costs associated with the transaction were financed through the Company's amended and restated credit agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility") with Bank of America, N.A. and other lenders party thereto. See Note 11, Notes Payable and Other Obligations, for further detail on the Second A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, and deferred tax liabilities.
On February 22, 2023, the Company acquired all of the outstanding equity interests in Continental Mapping Acquisition Corp. and its subsidiaries, including Axim Geospatial, LLC (collectively "Axim"), a provider of comprehensive geospatial services and solutions addressing critical mission requirements for customers across the defense and intelligence and state and local government sectors. The aggregate purchase price of the acquisition was $139,569, including $119,736 in cash, a $6,333 promissory note, and $13,500 of the Company's common stock. The purchase price and other related costs associated with the transaction were financed through the Second A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, and deferred tax liabilities.
The Company completed five other acquisitions during 2023. The aggregate purchase price for the five acquisitions was $9,477, including $8,000 in cash, $867 of the Company's common stock, and potential earn-outs of up to $640 payable in cash and common stock, which have been recorded at an estimated fair value of $610. A probability-weighted approach was used to determine the fair value of the earn-out, which is a generally accepted valuation technique that embodies all significant assumption types. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The five acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, and deferred tax liabilities.
2022 Acquisitions
The Company completed five acquisitions during 2022. The aggregate purchase price of all five acquisitions was $14,220, including $5,882 in cash, $1,606 of promissory notes, $433 of the Company's common stock, and potential earn-outs of up to $15,850 payable in cash and stock, which was recorded at an estimated fair value of $6,299. An option-based model

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
was used to determine the fair value of the earn-outs, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities was completed within the one-year measurement period as required by ASC 805. Purchase price allocation adjustments recorded during 2023 were immaterial.
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
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition dates for acquisitions closed during fiscal years 2023, 2022, and 2021:

	2023				2022	2021
	VIS	Axim	Other	Total	Total	Total
Cash	$7,027	$5,419	$1,316	$13,762	$—	$1,480
Billed and unbilled receivables, net	5,042	13,937	1,609	20,588	1,794	17,728
Right-of-use assets	2,162	1,643	552	4,357	632	2,932
Property and equipment	118	2,870	38	3,026	1,510	3,741
Prepaid expenses	1,503	1,543	17	3,063	—	519
Other assets	—	156	2	158	—	13
Intangible assets:
Customer relationships	35,626	53,518	2,526	91,670	3,606	36,338
Trade name	3,025	2,266	210	5,501	268	2,098
Customer backlog	894	3,862	943	5,699	459	3,847
Developed technology	4,024	2,185	—	6,209	—	—
Other	26	580	254	860	298	4,456
Total Assets	$59,447	$87,979	$7,467	$154,893	$8,567	$73,152
Liabilities	(16,535)	(13,668)	(2,297)	(32,500)	(5,623)	(13,984)
Deferred tax liabilities	(8,728)	(12,428)	(496)	(21,652)	—	(4,521)
Net assets acquired	$34,184	$61,883	$4,674	$100,741	$2,944	$54,647

Consideration paid (Cash, notes and/or stock)	$75,371	$139,569	$8,867	$223,807	$7,921	$95,316
Contingent earn-out liability (Cash and stock)	—	—	610	610	6,299	5,133
Total Consideration	$75,371	$139,569	$9,477	$224,417	$14,220	$100,449
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$41,187	$77,686	$4,803	$123,676	$11,276	$45,802
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
The consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of businesses acquired from their respective dates of acquisition for fiscal years 2023, 2022, and 2021.

	2023	2022	2021
Gross revenues	$96,314	$5,211	$29,965
Income before income taxes	$14,902	$985	$5,167
General and administrative expense for fiscal years 2023, 2022, and 2021 includes $5,575, $2,639, and $3,274, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.
The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for fiscal years 2023, 2022, and 2021 as if the 2023 acquisitions had occurred at the beginning of fiscal year 2022 and the 2022 acquisitions had occurred at the beginning of fiscal year 2021. The pro forma information provided below is compiled from the pre-acquisition financial information and includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been if the acquisitions and related financing transactions had occurred on the date assumed, nor are they indicative of future results of operations.

	Fiscal Years Ended
	2023	2022	2021
Gross revenues	$889,233	$912,127	$765,632
Net income	$43,284	$44,323	$49,769
Basic earnings per share	$2.87	$2.98	$3.50
Diluted earnings per share	$2.80	$2.88	$3.38
Adjustments were made to the pro forma results to adjust amortization of intangible assets to reflect fair value of identified assets acquired, to record the effects of promissory notes issued, and to record the income tax effect of these adjustments.
Note 7 – Billed and Unbilled Receivables
Billed and unbilled receivables were as follows:

	December 30, 2023	December 31, 2022
Billed receivables	$155,988	$149,082
Less: allowance for doubtful accounts	(3,395)	(3,445)
Billed receivables, net	$152,593	$145,637

Unbilled receivables	$115,545	$95,104
Less: allowance for doubtful accounts	(2,274)	(2,242)
Unbilled receivables, net	$113,271	$92,862
Activity in the allowance for doubtful accounts was as follows:

	December 30, 2023	December 31, 2022
Balance as of the beginning of the year	$5,687	$7,952
Provision for doubtful accounts	1,261	(60)
Write-offs of uncollectible accounts	(1,279)	(2,205)
Balance as of the end of the year	$5,669	$5,687

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Note 8 – Property and Equipment, net
Property and equipment, net were as follows:

	December 30, 2023	December 31, 2022
Office furniture and equipment	$3,487	$3,421
Computer equipment	31,999	25,816
Survey and field equipment	62,553	49,985
Leasehold improvements	6,881	6,546
Total	104,920	85,768
Less: accumulated depreciation	(54,652)	(44,128)
Property and equipment, net	$50,268	$41,640
Depreciation expense for fiscal year 2023, 2022, and 2021 was $14,343, $11,722, and $11,473, respectively, of which $5,534, $5,125, and $5,018, was included in other direct costs.
Note 9 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value by reportable segment for the fiscal years 2023 and 2022 were as follows:

	Fiscal Year 2023
	December 31, 2022	Acquisitions	Adjustments	Foreign Currency Translation of non-USD functional currency goodwill	December 30, 2023
INF	$90,932	$726	$—	$—	$91,658
BTS	111,838	4,077	13	17	115,945
GEO	198,187	118,873	(10)	(80)	316,970
Total	$400,957	$123,676	$3	$(63)	$524,573

	Fiscal Year 2022
	January 1, 2022	Acquisitions	Adjustments	December 31, 2022
INF	$90,725	$120	$87	$90,932
BTS	111,005	1,152	(319)	111,838
GEO	188,186	10,001	—	198,187
Total	$389,916	$11,273	$(232)	$400,957
Goodwill of $1,755 and $2,891 from acquisitions in 2023 and 2022 is expected to be deductible for income tax purposes. During 2023, the Company recorded goodwill related to acquisitions of $123,676. During 2022, the Company recorded goodwill related to acquisitions of $11,273 and purchase price adjustments of $232 that decreased goodwill for the 2021 acquisitions.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Intangible assets
Intangible assets, net, at December 30, 2023 and December 31, 2022 were as follows:

	December 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$314,662	$(116,086)	$198,576	$222,998	$(87,054)	$135,944
Trade name(2)	22,384	(18,327)	4,057	16,883	(15,933)	950
Customer backlog(3)	35,116	(32,681)	2,435	29,419	(27,333)	2,086
Non-compete(4)	14,987	(12,690)	2,297	14,110	(11,298)	2,812
Developed technology(5)	39,153	(19,816)	19,337	32,944	(14,305)	18,639
Total finite-lived intangible assets	$426,302	$(199,600)	$226,702	$316,354	$(155,923)	$160,431

(1) Amortized on a straight-line basis over estimated lives (2 to 17 years)
(2) Amortized on a straight-line basis over their estimated lives (1 to 5 years)
(3) Amortized on a straight-line basis over their estimated lives (1 to 10 years)
(4) Amortized on a straight-line basis over their contractual lives (2 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 10 years)
The following table summarizes the weighted average useful lives of definite-lived intangible assets acquired during 2023, 2022, and 2021:

	2023	2022	2021
Customer relationships	12.4	7.5	8.2
Trade name	3.6	1.8	2.0
Customer backlog	1.3	1.4	1.6
Non-compete	3.6	3.6	3.8
Developed technology	6.8	—	—
Amortization expense for fiscal years 2023, 2022 and 2021 was $43,677, $32,341 and $33,498 respectively.
As of December 30, 2023, the future estimated aggregate amortization related to finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Fiscal Year	Amount
2024	$41,169
2025	37,199
2026	34,837
2027	26,710
2028	20,862
Thereafter	65,925
Total	$226,702

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Note 10 – Accrued Liabilities
Accrued liabilities were as follows:

	December 30, 2023	December 31, 2022
Current portion of lease liability	$13,972	$13,081
Accrued vacation	7,295	12,467
Payroll and related taxes	8,782	6,616
Benefits	5,433	5,160
Accrued operating expenses	8,701	4,540
Other	3,240	2,449
Total	$47,423	$44,313
Note 11 – Notes Payable and Other Obligations
Notes payable and other obligations were as follows:

	December 30, 2023	December 31, 2022
Senior credit facility	$195,750	$33,750
Uncollateralized promissory notes	15,303	18,492
Finance leases	4,408	3,465
Other obligations	1,188	1,814
Debt issuance costs, net of amortization	(1,914)	(2,672)
Total notes payable and other obligations	214,735	54,849
Current portion of notes payable and other obligations	9,267	15,176
Notes payable and other obligations, less current portion	$205,468	$39,673
Future contractual maturities of long-term debt as of December 30, 2023 are as follows:

Fiscal Year	Amount
2024	$9,267
2025	5,659
2026	200,784
2027	677
2028 and thereafter	262
Total	$216,649
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), the Company amended and restated its Credit Agreement (the "Second A&R Credit Agreement"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of the Company's subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of the assets of the Company. The Second A&R Credit Agreement also includes an accordion feature permitting the Company to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
$200,000 in the aggregate. As of December 30, 2023 and December 31, 2022, the outstanding balance on the Second A&R Credit Agreement was $195,750 and $33,750, respectively.
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at the Company's option, tied to a Eurocurrency rate equal to either Term SOFR (Secured Overnight Financing Rate) or Daily Simple SOFR, plus in each case an applicable margin, or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on the Company's consolidated leverage ratio. As of December 30, 2023 the Company's interest rate was 6.7%.
The Second A&R Credit Agreement contains financial covenants that require NV5 Global to maintain a consolidated net leverage ratio (the ratio of the Company's pro forma consolidated net funded indebtedness to the Company's pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
These financial covenants also require the Company to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of December 30, 2023, the Company was in compliance with the financial covenants.

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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $758, $724, and $1,210 during 2023, 2022, and 2021, respectively.
Other Obligations
The Company has aggregate obligations related to acquisitions of $16,491 and $20,306 as of December 30, 2023 and December 31, 2022, respectively. As of December 30, 2023, the Company's weighted average interest rate on other outstanding obligations was 3.5%.
Note 12 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	December 30, 2023	December 31, 2022
Contingent consideration, beginning of the year	$15,335	$8,328
Additions for acquisitions	610	6,299
Reduction of liability for payments made	(2,600)	(2,264)
Increase (decrease) of liability related to re-measurement of fair value	(9,280)	2,972
Total contingent consideration, end of the period	4,065	15,335
Current portion of contingent consideration	3,922	10,854
Contingent consideration, less current portion	$143	$4,481

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
During 2023 the Company recorded earn-out fair value adjustments of $9,280 that decreased the contingent consideration liability of acquisitions. During 2022, the Company recorded earn-out fair value adjustments of $2,972 that increased the contingent consideration liability of acquisitions.
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

Supplemental balance sheet information related to the Company's operating and finance leases were as follows:

Leases	Classification	December 30, 2023	December 31, 2022
Assets
Operating lease assets	Right-of-use lease asset, net (1)	$36,836	$39,314
Finance lease assets	Property and equipment, net (1)	4,389	3,446
Total leased assets		$41,225	$42,760

Liabilities
Current
Operating	Accrued liabilities	$(13,972)	$(13,081)
Finance	Current portion of notes payable and other obligations	(1,220)	(1,333)
Noncurrent
Operating	Other long-term liabilities	(25,754)	(28,452)
Finance	Notes payable and other obligations, less current portion	(3,188)	(2,132)
Total lease liabilities		$(44,134)	$(44,998)

(1)As of December 30, 2023, operating right of-use lease assets and finance lease assets are recorded net of accumulated amortization of $42,491 and $6,210, respectively. As of December 31, 2022, operating right-of-use lease assets and finance lease assets are recorded net of accumulated amortization of $35,646 and $4,864, respectively.

Supplemental balance sheet information related to the Company's operating and finance leases were as follows:

Weighted - Average Remaining Lease Term (Years)	December 30, 2023	December 31, 2022
Operating leases	3.7	4.0
Finance leases	2.0	2.2

Weighted - Average Discount Rate
Operating leases	4%	4%
Finance leases	7%	7%

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

Supplemental cash flow information related to the Company's operating and finance lease liabilities were as follows:

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Operating cash flows from operating leases	$14,903	$13,739	$14,081
Financing cash flows from finance leases	$1,346	$1,241	$1,274
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$11,084	$7,058	$9,249
The following table summarizes the components of lease cost recognized in the consolidated statements of net income and comprehensive income:

		Fiscal Year Ended
Lease Cost	Classification	December 30, 2023	December 31, 2022	January 1, 2022
Operating lease cost	Facilities and facilities related	$16,658	$15,724	$15,439
Variable operating lease cost	Facilities and facilities related	4,222	3,806	1,655
Finance lease cost
Amortization of financing lease assets	Depreciation and amortization	1,343	1,239	1,250
Interest on lease liabilities	Interest expense	165	121	154
Total lease cost		$22,388	$20,890	$18,498

As of December 30, 2023, maturities of the Company's lease liabilities under its long-term operating leases and finance leases for the next five fiscal years and thereafter are as follows:

Fiscal Year	Operating Leases	Finance Leases
2024	$15,122	$1,305
2025	11,751	1,379
2026	7,936	1,206
2027	3,880	778
2028	1,599	372
Thereafter	2,346	106
Total lease payments	42,634	5,146
Less: Interest	(2,908)	(738)
Present value of lease liabilities	$39,726	$4,408
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Note 15 – Stock-Based Compensation
In October 2011, the Company's stockholders approved the NV5 Global, Inc. 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Incentive Plan expired pursuant to its terms in March 2023, accordingly no further grants were made following the date of such expiration. Prior to such expiration, the Company's Board adopted the NV5 Global, Inc. 2023 Equity Incentive Plan (the "2023 Equity Plan") to replace the 2011 Equity Plan, subject to stockholder approval. On June 13, 2023, the Company's stockholders approved the 2023 Equity Plan. The 2023 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of December 30, 2023, 2,148,474 shares of common stock are authorized, reserved, and registered for issuance under the 2023 Equity Plan. The restricted shares of common stock granted generally provide for service-based cliff vesting after two to four years following the grant date.
The following summarizes the activity of restricted stock awards during fiscal years 2023, 2022, and 2021:

	Share Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 2, 2021	770,183	$57.20
Granted	265,644	$91.31
Vested	(257,435)	$65.14
Forfeited	(33,902)	$58.25
Unvested shares as of January 1, 2022	744,490	$66.34
Granted	203,149	$118.33
Vested	(131,973)	$63.72
Forfeited	(101,873)	$67.08
Unvested shares as of December 31, 2022	713,793	$81.25
Granted	288,727	$106.37
Vested	(285,865)	$48.98
Forfeited	(39,895)	$97.24
Unvested shares as of December 30, 2023	676,760	$104.63
Stock-based compensation expense is recognized on a straight-line basis over the vesting period, net of actual forfeitures. Stock-based compensation expense relating to restricted stock awards during fiscal years ended 2023, 2022, and 2021 was $22,379, $19,326, and $16,301, respectively. Stock-based compensation expense during fiscal 2023 and 2022 includes $2,186 and $1,131, respectively, of expense related to the Company's liability-classified awards. The total estimated amount of the liability-classified awards for fiscal 2023 is approximately $7,019. Approximately $34,186 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.45 years, is unrecognized as of December 30, 2023. The total fair value of restricted shares vested during fiscal years 2023, 2022, and 2021 was $29,792, $17,137, and $24,823, respectively.
Note 16 – Employee Benefit Plan
The Company sponsors 401(k) plans for which employees meeting certain age and length of service requirements may contribute up to the defined statutory limit. The 401(k) plans allow for the Company to make matching and profit sharing contributions in such amounts as may be determined by the Board of Directors. The Company recognized expenses of $732, $1,648, and $334, respectively, related to the 401(k) plans for fiscal years 2023, 2022, and 2021, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Note 17 – Income Taxes
Income tax expense for years 2023, 2022, and 2021 were as follows:

	Fiscal Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Current:
Federal	$22,085	$20,977	$14,251
State	5,633	9,040	7,353
Foreign	1,583	943	400
Total current income tax expense	29,301	30,960	22,004

Deferred:
Federal	(23,235)	(15,401)	(3,740)
State	(2,487)	(3,161)	(3,238)
Foreign	18	3	(68)
Total deferred income tax benefit	(25,704)	(18,559)	(7,046)

Total income tax expense	$3,597	$12,401	$14,958
Temporary differences comprising the net deferred income tax liability shown in the Company’s consolidated balance sheets were as follows:

	December 30, 2023	December 31, 2022
Deferred tax asset:
Lease liabilities	$10,381	$10,732
Tax carryforwards	2,328	3,863
Accrued compensation	11,275	11,945
Allowance for doubtful accounts	1,487	1,559
Capitalized Research and Development Costs	43,140	14,795
Other	1,998	1,025
Total deferred tax asset	$70,609	$43,919

Deferred tax liability:
Acquired intangibles	$(49,715)	$(30,226)
Right-of-use assets	(9,746)	(10,361)
Depreciation and amortization	(11,423)	(9,467)
Other	(2,562)	(758)
Total deferred tax liability	$(73,446)	$(50,812)

Net deferred tax liability	$(2,837)	$(6,893)

As of December 30, 2023 and December 31, 2022, the Company had net non-current deferred tax liabilities of $2,837 and $6,893, respectively. No material valuation allowances are recorded against the Company’s deferred income tax assets as of December 30, 2023 and December 31, 2022. Deferred income tax liabilities primarily relate to depreciation and intangible assets, which are partially offset by deferred tax assets related to the capitalization of research and development costs under Section 174 of the Internal Revenue Code, and other deferred tax items. Beginning in 2022, the Tax Cuts and Jobs Act eliminates the option to currently deduct research and development costs in the period incurred and requires taxpayers to capitalize and amortize such costs over five years pursuant to Section 174 of the Internal Revenue Code.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
As of December 30, 2023, the Company has $2,026 of tax-effected U.S. federal net operating loss carryforwards that will not expire, $82 of foreign net operating loss carryforwards (net of valuation allowance) that will not expire, and $172 of tax-effected state net operating loss carryforwards, of which $123 will begin to expire in the year 2034 and $49 that will not expire. The majority of the net operating loss carryforwards are subject to limitation under the Internal Revenue Code of 1986, as amended ("IRC") Section 382. Additionally, as of December 30, 2023, the Company has $48 of tax-effected state tax credit carryforwards that will expire in the year 2042.
Total income tax expense was different than the amount computed by applying the Federal statutory rate as follows:

	Fiscal Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Tax at federal statutory rate	$10,124	$13,099	$13,042
State taxes, net of Federal benefit	2,683	3,853	3,908
Stock-based compensation	(2,190)	(1,495)	(1,432)
Federal and state tax credits	(9,064)	(3,983)	(1,242)
Changes in unrecognized tax position	652	(73)	96
Other	1,392	1,000	586
Total income tax expense	$3,597	$12,401	$14,958
The Company’s consolidated effective income tax rate was 7.5%, 19.9%, and 24.1% for fiscal years 2023, 2022, and 2021, respectively.
The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. Fiscal years 2012 through 2014 are considered open tax years in the State of California. Fiscal years 2020 through 2023 are considered open tax years in the U.S. Federal jurisdiction, state jurisdictions, including the State of California, and foreign jurisdictions.
As of December 30, 2023 and December 31, 2022, the Company had $1,633 and $966, respectively, of gross unrecognized tax benefits, which if recognized, $1,440 and $847 would affect our effective tax rate. The Company expects to reverse an immaterial amount of unrecognized tax benefits in the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

	December 30, 2023	December 31, 2022	January 1, 2022
Balance, beginning of period	$966	$1,071	$1,022
Additions based on tax positions related to the current year	447	131	124
Additions for tax positions of prior years	297	6	—
Lapse of statute of limitations	(77)	(103)	(45)
Reductions for positions of prior years	—	(139)	(30)
Balance, end of period	$1,633	$966	$1,071

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to unrecognized tax benefits in the Consolidated Balance Sheets were $378 and $340 as of December 30, 2023 and December 31, 2022, respectively.

In 2021, the Organization for Economic Co-operation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion model rules, designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. The United States has not yet enacted legislation implementing the Pillar Two rules, however, they have been enacted or substantively enacted in certain jurisdictions in which the Company operates. We are continuing to assess and

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
monitor the Pillar Two rules, however, we do not expect their impact to be material based on the legislation enacted at this stage.
Note 18 – Reportable Segments
The Company's Chief Executive Officer, who is the chief operating decision maker ("CODM"), has organized the Company into three operating and reportable segments as follows:
•Infrastructure ("INF"), which includes the Company's engineering, civil program management, utility services, and construction quality assurance practices,
•Building, Technology & Sciences ("BTS"), which includes the Company's environmental health sciences, clean energy consulting, buildings and program management, and MEP & technology design practices, and
•Geospatial Solutions ("GEO"), which includes the Company's geospatial solution practices.
The Company evaluates the performance of these reportable segments based on their respective operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. The following tables set forth summarized financial information concerning our reportable segments:

	Fiscal Years Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Gross revenues
INF	$374,986	$395,878	$383,725
BTS	222,804	232,577	185,995
GEO	263,949	158,323	136,986
Total gross revenues	$861,739	$786,778	$706,706

Segment income before taxes
INF	$65,608	$68,259	$71,838
BTS	38,810	43,810	35,221
GEO	51,633	42,640	33,027
Total Segment income before taxes	156,051	154,709	140,086
Corporate(1)	(107,841)	(92,335)	(77,981)
Total income before taxes	$48,210	$62,374	$62,105
(1) Includes amortization of intangibles of $43,677, $32,341, and $33,498 for the fiscal years ended 2023, 2022, and 2021, respectively.

	December 30, 2023	December 31, 2022
Assets
INF	$222,435	$226,301
BTS	243,154	231,049
GEO	603,630	366,385
Corporate(1)	101,373	111,988
Total assets	$1,170,592	$935,723
(1) Corporate assets consist of intercompany eliminations and assets not allocated to segments including cash and cash equivalents and certain other assets.
Substantially all of the Company's assets are located in the United States.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
The Company disaggregates its gross revenues from contracts with customers by geographic location, customer-type, and contract-type for each of its reportable segments. Disaggregated revenues include the elimination of inter-segment revenues which has been allocated to each segment. The Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors. No sales to an individual customer or country other than the United States accounted for more than 10% of gross revenue for fiscal years 2023, 2022, and 2021. Gross revenue, classified by the major geographic areas in which our customers were located, were as follows:

	Fiscal Year 2023
	INF	BTS	GEO	Total
United States	$374,986	$184,338	$248,262	$807,586
Foreign	—	38,466	15,687	54,153
Total gross revenues	$374,986	$222,804	$263,949	$861,739

	Fiscal Year 2022
	INF	BTS	GEO	Total
United States	$395,878	$204,036	$154,584	$754,498
Foreign	—	28,541	3,739	32,280
Total gross revenues	$395,878	$232,577	$158,323	$786,778

	Fiscal Year 2021
	INF	BTS	GEO	Total
United States	$383,725	$167,057	$134,003	$684,785
Foreign	—	18,938	2,983	21,921
Total gross revenues	$383,725	$185,995	$136,986	$706,706

Gross revenue by customer were as follows:

	Fiscal Year 2023
	INF	BTS	GEO	Total
Public and quasi-public sector	$301,427	$61,313	$223,109	$585,849
Private sector	73,559	161,491	40,840	275,890
Total gross revenues	$374,986	$222,804	$263,949	$861,739

	Fiscal Year 2022
	INF	BTS	GEO	Total
Public and quasi-public sector	$312,817	$61,726	$128,786	$503,329
Private sector	83,061	170,851	29,537	283,449
Total gross revenues	$395,878	$232,577	$158,323	$786,778

	Fiscal Year 2021
	INF	BTS	GEO	Total
Public and quasi-public sector	$304,753	$66,964	$86,628	$458,345
Private sector	78,972	119,031	50,358	248,361
Total gross revenues	$383,725	$185,995	$136,986	$706,706

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Gross revenues by contract type were as follows:

	Fiscal Year 2023
	INF	BTS	GEO	Total
Cost-reimbursable contracts	$359,423	$162,721	$256,069	$778,213
Fixed-unit price contracts	15,563	60,083	7,880	83,526
Total gross revenues	$374,986	$222,804	$263,949	$861,739

	Fiscal Year 2022
	INF	BTS	GEO	Total
Cost-reimbursable contracts	$379,818	$155,632	$157,992	$693,442
Fixed-unit price contracts	16,060	76,945	331	93,336
Total gross revenues	$395,878	$232,577	$158,323	$786,778

	Fiscal Year 2021
	INF	BTS	GEO	Total
Cost-reimbursable contracts	$367,310	$133,272	$136,683	$637,265
Fixed-unit price contracts	16,415	52,723	303	69,441
Total gross revenues	$383,725	$185,995	$136,986	$706,706
Note 19 - Subsequent Events
On January 19, 2024, the Company acquired all of the outstanding equity interests in Causseaux, Hewett, & Walpole, LLC, a provider of engineering and infrastructure consulting services in Florida. The aggregate purchase price is up to $59,500, including $45,000 of cash at closing, $2,000 of the Company's common stock, and a potential earn-out of up to $12,500.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Controls and Procedures
As of December 30, 2023, the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2023, the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (2) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control—Integrated Framework.
As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired companies’ controls by year-end, management has excluded Axim Geospatial, LLC, the Visual Information Solutions commercial geospatial technology and software business ("VIS") from L3Harris, Bromley Cook Engineering, Inc., Diversified Construction Services, Inc., Gaudet Associates, Inc., Red Technologies (S) Pte. Ltd and Red Technologies (M) Sdn. Bhd., and Technical Design Services, Inc. from its evaluation of disclosure controls and procedures and internal control over financial reporting and changes therein from the date of such acquisition through December 30, 2023. Fiscal 2023 acquisitions constitute 3% of the total assets of the Company as of December 30, 2023, and 11% of the Company’s gross revenues for the fiscal year ended December 30, 2023.
Our management has concluded that, as of December 30, 2023, our internal control over financial reporting was effective based on these criteria. The effectiveness of the Company's internal control over financial reporting as of December 30, 2023 has been audited by Deloitte & Touche LLP, the Company's independent registered certified public accounting firm. Their report, which is set forth in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K, expresses an unqualified opinion of the effectiveness of the Company's internal control over financial reporting as of December 30, 2023.
Changes in Internal Control
There were no changes to the Company's internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NV5 Global, Inc.
Hollywood, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NV5 Global, Inc. and subsidiaries (the “Company”) as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Axim Geospatial, LLC, the Visual Information Solutions commercial geospatial technology and software business ("VIS") from L3Harris, Bromley Cook Engineering, Inc., Diversified Construction Services, Inc., Gaudet Associates, Inc., Red Technologies (S) Pte. Ltd and Red Technologies (M) Sdn. Bhd., and Technical Design Services, Inc., which were acquired in 2023 (collectively “the 2023 acquisitions”), and whose financial statements constitute 3% of total assets and 11% of gross revenues of the consolidated financial statement amounts as of and for the year ended December 30, 2023. Accordingly, our audit did not include the internal control over financial reporting at the 2023 acquisitions.

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

/s/ Deloitte & Touche LLP

Miami, Florida
February 23, 2024
ITEM 9B.    OTHER INFORMATION
On February 22, 2024, the Board of Directors of the Company appointed Mr. Alexander Hockman and Mr. Ben Heraud to serve in the capacity of co-Chief Executive Officers, with effect from March 1, 2024. Effective upon such appointment, Mr. Dickerson Wright, the Company’s current Chief Executive Officer, will assume the role of Executive Chairman and will continue to serve as Chairman of the NV5 Board and remains its largest shareholder. Mr. Hockman and Mr. Heraud will continue to report to Mr. Dickerson Wright.
Mr. Hockman has served as a member of our Board of Directors and as our Chief Operating Officer and President since January 2015. Prior to becoming President and Chief Operating Officer, Mr. Hockman served as our Executive Vice President and President of NV5 - Southeast.
Mr. Hockman has over 30 years of diverse experience in the fields of construction inspections, materials testing, geotechnical, environmental, waterfront, construction and building envelope consulting. From March 2003 until March 2010 when he joined NV5, Mr. Hockman served as the Chief Operating Officer of the Construction Materials Testing Division of Bureau Veritas. Further, from 1985 until its acquisition by Bureau Veritas in 2003, Mr. Hockman served as the President of Intercounty Laboratories. Mr. Hockman earned a Bachelor of Science degree in Civil Engineering from Florida International University and is a licensed engineer in Florida.
Mr. Ben Heraud has been Chief Operating Officer for NV5 since May 2017 when he joined the Company through the acquisition of Energenz. Mr. Heraud co-founded Energenz in Hong Kong in November 2009 and was the Chief Executive Officer from 2013 through to its acquisition by the Company.
Mr. Heraud has over 20 years of technical experience in the field of energy management consulting, building systems commissioning, analytics and design oversight. From 2006 to 2009 Mr. Heraud served as Senior Energy Consultant for Energetics in Sydney, Australia. Prior to this, from 2003 to 2006, he served as Energy and Design Engineer for Spotless Services in Wellington, New Zealand. Mr. Heraud earned a Bachelor of Science degree in Energy Management from Otago University.
The Company expects to enter into revised employment agreements with Mr. Hockman and Mr. Heraud prior to the commencement date of their new roles.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2023 year end.
ITEM 11.    EXECUTIVE COMPENSATION.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2023 year end.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2023 year end.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2023 year end.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2023 year end.

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

3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2015)
4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC March 11, 2013)
4.2*	Description of Securities
10.1	NV5 Global, Inc. 2023 Equity Incentive Plan† (Incorporated by reference to Appendix B to the Company's definitive proxy statement on Schedule 14A file with the SEC on May 1, 2023)
10.2*	Form of Restricted Stock Agreement†
10.3*	Form of Restricted Stock Unit Agreement†
10.4	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 28, 2013)
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

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002**
97.1*	NV5 Global, Inc. Executive Compensation Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates a management contract or compensatory plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
_________________________________________________

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NV5 GLOBAL, INC.

Date:	February 23, 2024		/s/ Dickerson Wright
		Name:	Dickerson Wright
		Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dickerson Wright	Chairman and Chief Executive Officer	February 23, 2024
Dickerson Wright	(Principal Executive Officer)

/s/ Edward H. Codispoti	Chief Financial Officer	February 23, 2024
Edward H. Codispoti	(Principal Financial and Accounting Officer)

/s/ Alexander A. Hockman	Chief Operating Officer, President and Director	February 23, 2024
Alexander A. Hockman

/s/ MaryJo O’Brien	Executive Vice President and Director	February 23, 2024
MaryJo O’Brien

/s/ Brian C. Freckmann	Director	February 23, 2024
Brian C. Freckmann

/s/ Dr. Denise Dickins	Director	February 23, 2024
Dr. Denise Dickins

/s/ William D. Pruitt	Director	February 23, 2024
William D. Pruitt

/s/ Francois Tardan	Director	February 23, 2024
Francois Tardan