Form 10-Q
period 2024-03-30
NV5 Global, Inc.
filed 2024-05-09
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of May 3, 2024, there were 16,145,926 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	March 30, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$44,766	$44,824
Billed receivables, net	149,206	152,593
Unbilled receivables, net	120,705	113,271
Prepaid expenses and other current assets	17,435	18,376
Total current assets	332,112	329,064
Property and equipment, net	54,103	50,268
Right-of-use lease assets, net	37,942	36,836
Intangible assets, net	246,074	226,702
Goodwill	536,908	524,573
Deferred income tax assets, net	2,339	—
Other assets	2,479	3,149
Total assets	$1,211,957	$1,170,592

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,781	$54,865
Accrued liabilities	53,999	47,423
Billings in excess of costs and estimated earnings on uncompleted contracts	40,212	41,679
Other current liabilities	2,167	2,263
Current portion of contingent consideration	3,436	3,922
Current portion of notes payable and other obligations	9,634	9,267
Total current liabilities	162,229	159,419
Contingent consideration, less current portion	1,610	143
Other long-term liabilities	27,564	26,930
Notes payable and other obligations, less current portion	237,274	205,468
Deferred income tax liabilities, net	—	2,837
Total liabilities	428,677	394,797

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 15,953,908 and 15,895,255 shares issued and outstanding as of March 30, 2024 and December 30, 2023, respectively	160	159
Additional paid-in capital	515,833	508,256
Accumulated other comprehensive loss	(519)	(18)
Retained earnings	267,806	267,398
Total stockholders’ equity	783,280	775,795
Total liabilities and stockholders’ equity	$1,211,957	$1,170,592
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	March 30, 2024	April 1, 2023
Gross revenues	$213,295	$184,317

Direct costs:
Salaries and wages	56,454	48,384
Sub-consultant services	31,260	27,615
Other direct costs	12,753	12,320
Total direct costs	100,467	88,319

Gross profit	112,828	95,998

Operating expenses:
Salaries and wages, payroll taxes, and benefits	65,434	52,672
General and administrative	22,243	17,920
Facilities and facilities related	5,960	5,374
Depreciation and amortization	14,482	11,047
Total operating expenses	108,119	87,013

Income from operations	4,709	8,985

Interest expense	(4,191)	(1,581)

Income before income tax expense	518	7,404
Income tax expense	(110)	(1,457)
Net income	$408	$5,947

Earnings per share:
Basic	$0.03	$0.40
Diluted	$0.03	$0.39

Weighted average common shares outstanding:
Basic	15,267,151	14,883,487
Diluted	15,634,026	15,383,437

Comprehensive income (loss):
Net income	$408	$5,947
Foreign currency translation losses, net of tax	(501)	—
Comprehensive income (loss)	$(93)	$5,947
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount				Total
Balance, December 31, 2022	15,523,300	$155	$471,300	$—	$222,785	$694,240
Stock-based compensation	—	—	5,212	—	—	5,212
Restricted stock issuance, net	63,548	1	(1)	—	—	—
Stock issuance for acquisitions	121,345	1	14,470	—	—	14,471
Net income	—	—	—	—	5,947	5,947
Balance, April 1, 2023	15,708,193	$157	$490,981	$—	$228,732	$719,870

Balance, December 30, 2023	15,895,255	$159	$508,256	$(18)	$267,398	$775,795
Stock-based compensation	—	—	5,718	—	—	5,718
Restricted stock issuance, net	40,002	—	—	—	—	—
Stock issuance for acquisitions	18,651	1	1,859	—	—	1,860
Other comprehensive loss	—	—	—	(501)	—	(501)
Net income	—	—	—	—	408	408
Balance, March 30, 2024	15,953,908	$160	$515,833	$(519)	$267,806	$783,280

See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net income	$408	$5,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,043	12,302
Non-cash lease expense	3,293	3,286
Provision for doubtful accounts	491	240
Stock-based compensation	6,666	5,826
Change in fair value of contingent consideration	—	(859)
Gain on disposals of property and equipment	(3)	(23)
Other	(67)	—
Deferred income taxes	(5,175)	(5,603)
Amortization of debt issuance costs	185	194
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	7,283	9,560
Unbilled receivables	(5,727)	(13,999)
Prepaid expenses and other assets	1,496	4,857
Accounts payable	(3,584)	(15,884)
Accrued liabilities and other long-term liabilities	675	2,375
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,516)	3,906
Contingent consideration	(815)	(800)
Other current liabilities	(99)	(43)
Net cash provided by operating activities	19,554	11,282

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(45,334)	(117,587)
Proceeds from sale of assets	22	—
Purchase of property and equipment	(3,673)	(6,110)
Net cash used in investing activities	(48,985)	(123,697)

Cash flows from financing activities:
Borrowings from Senior Credit Facility	35,000	110,000
Payments on notes payable and other obligations	(4,380)	(4,085)
Payments of contingent consideration	(1,025)	(700)
Net cash provided by financing activities	29,595	105,215

Effect of exchange rate changes on cash and cash equivalents	(222)	—

Net decrease in cash and cash equivalents	(58)	(7,200)
Cash and cash equivalents – beginning of period	44,824	38,541
Cash and cash equivalents – end of period	$44,766	$31,341
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 30, 2024	April 1, 2023
Non-cash investing and financing activities:
Contingent consideration (earn-out)	$2,821	$325
Notes payable and other obligations issued for acquisitions	$465	$7,404
Stock issuance for acquisitions	$1,860	$14,471
Finance leases	$903	$232
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
In the opinion of management, the accompanying unaudited interim consolidated financial statements of the Company contain all adjustments necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023 (the “2023 Form 10-K”). The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for any future interim period or for the full 2024 fiscal year.

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
As of March 30, 2024, the Company had $1,047,250 of remaining performance obligations, of which $771,383 is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in performance obligations. Performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
Contract Balances
The timing of revenue recognition, billings, and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. During the three months ended March 30, 2024 the Company performed services and recognized $22,417 of revenue related to its contract liabilities that existed as of December 30, 2023.

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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
As of August 1, 2023, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2023. Furthermore, there were no indicators, events, or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2023 through March 30, 2024.
Identifiable intangible assets primarily include customer backlog, customer relationships, trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events, or changes in circumstances that would indicate intangible assets were impaired during the three months ended March 30, 2024. See Note 8, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.
There have been no material changes in the Company's significant accounting policies described in the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2023.
Note 3 – Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
None.
Accounting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of the segment's profit or loss in assessing performance and deciding how to allocate resources. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 and expects it to result in additional disclosures when adopted.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
SEC Climate Disclosures
In March 2024, the SEC adopted rules to enhance and standardize disclosures related to the impacts and risks of climate-related matters. Under the new rules, an entity will be required to disclose information about climate-related risks that have materially impacted, or are likely to have a material impact, on its business strategy, results of operations, or financial condition. In addition, certain disclosures related to severe weather events, other natural conditions, and material greenhouse gas emissions will be required in the audited financial statements. This guidance is effective prospectively and is effective for annual periods beginning with the year ending December 31, 2025. On April 4, 2024, the SEC announced that it will stay implementation of its final rule pending the results of a legal challenge. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.
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
The weighted average number of shares outstanding in calculating basic earnings per share for the three months ended March 30, 2024 and April 1, 2023 exclude 659,765 and 705,953 non-vested restricted shares, respectively. During the three months ended March 30, 2024 and April 1, 2023, there were 5,559 and 34,633 weighted average securities, respectively, which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met.
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 30, 2024	April 1, 2023
Numerator:
Net income – basic and diluted	$408	$5,947

Denominator:
Basic weighted average shares outstanding	15,267,151	14,883,487
Effect of dilutive non-vested restricted shares and units	339,825	478,261
Effect of issuable shares related to acquisitions	27,050	21,689
Diluted weighted average shares outstanding	15,634,026	15,383,437

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 5 – Business Acquisitions
2024 Acquisitions
The Company has completed two acquisitions during 2024. The aggregate purchase price for the two acquisitions was $51,646, including $46,500 in cash, $2,325 of the Company's common stock, and a potential earn-out of up to $12,500 payable in cash, which has been recorded at an estimated fair value of $2,821. The cash portion of the purchase price and other related costs associated with the transaction were partially financed through the Company's amended and restated credit agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility") with Bank of America, N.A. and other lenders party thereto. See Note 10, Notes Payable and Other Obligations, for further detail on the Second A&R Credit Agreement. An option-based model was used to determine the fair value of the earn-out, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair values of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2024 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, prepaid expenses, and certain liabilities.
2023 Acquisitions
On April 6, 2023, the Company acquired all of the outstanding equity interests in the Visual Information Solutions commercial geospatial technology and software business ("VIS") from L3Harris. VIS is a provider of subscription-based software solutions for the analysis and management of software applications and Analytics as a Service (AaaS) solutions. The Company acquired VIS for a cash purchase price of $75,371. The purchase price and other related costs associated with the transaction were financed through the Company's Second A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, and deferred tax liabilities.
On February 22, 2023, the Company acquired all of the outstanding equity interests in Continental Mapping Acquisition Corp. and its subsidiaries, including Axim Geospatial, LLC (collectively "Axim"), a provider of comprehensive geospatial services and solutions addressing critical mission requirements for customers across the defense and intelligence and state and local government sectors. The aggregate purchase price of the acquisition was $139,569, including $119,736 in cash, a $6,333 promissory note, and $13,500 of the Company's common stock. The cash portion of the purchase price and other related costs associated with the transaction were financed through the Company's Second A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities was completed within the one-year measurement period as required by ASC 805.
The Company completed five other acquisitions during 2023. The aggregate purchase price for the five acquisitions was $9,477, including $8,000 in cash, $867 of the Company's common stock, and a potential earn-out of up to $640 payable in cash, which has been recorded at an estimated fair value of $610. A probability-weighted approach was used to determine the fair value of the earn-out, which is a generally accepted valuation technique that embodies all significant assumption types. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2023 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, and deferred tax liabilities.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during the three months ended March 30, 2024 and the fiscal year ended December 30, 2023:

	2024	2023
	Total	VIS	Axim	Other	Total
Cash	$1,166	$7,027	$5,419	$1,316	$13,762
Billed and unbilled receivables, net	6,093	5,042	13,937	1,609	20,588
Right-of-use assets	2,583	2,162	1,643	552	4,357
Property and equipment	1,762	118	2,870	38	3,026
Prepaid expenses	216	1,503	1,180	17	2,700
Other assets	35	—	156	2	158
Intangible assets:
Customer relationships	24,702	35,626	53,518	2,526	91,670
Trade name	708	3,025	2,266	210	5,501
Customer backlog	3,648	894	3,862	943	5,699
Developed technology	—	4,024	2,185	—	6,209
Non-compete	2,433	26	580	254	860
Total Assets	$43,346	$59,447	$87,616	$7,467	$154,530
Liabilities	(3,950)	(16,535)	(13,668)	(2,297)	(32,500)
Deferred tax liabilities	—	(8,728)	(12,428)	(496)	(21,652)
Net assets acquired	$39,396	$34,184	$61,520	$4,674	$100,378

Consideration paid (Cash, Notes and/or stock)	$48,825	$75,371	$139,569	$8,867	$223,807
Contingent earn-out liability (Cash and stock)	2,821	—	—	610	610
Total Consideration	$51,646	$75,371	$139,569	$9,477	$224,417
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$12,250	$41,187	$78,049	$4,803	$124,039
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
The consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of businesses acquired from their respective dates of acquisition for the three months ended March 30, 2024 and April 1, 2023.

	Three Months Ended
	March 30, 2024	April 1, 2023
Gross revenues	$5,660	$7,474
Income before income taxes	$2,076	$728
General and administrative expenses for the three months ended March 30, 2024 and April 1, 2023 include acquisition-related costs pertaining to the Company's acquisition activities. Acquisition-related costs were not material to the Company's consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three months ended March 30, 2024 and April 1, 2023 as if the fiscal 2024 and 2023 acquisitions had occurred at the beginning of fiscal year 2023. The pro forma information provided below is compiled from pre-acquisition financial information and includes pro forma adjustments for amortization expense, adjustments to certain expenses, and the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of these acquisitions actually been acquired at the beginning of fiscal year 2023 or (ii) future results of operations:

	Three Months Ended
	March 30, 2024	April 1, 2023
Gross revenues	$216,029	$214,320
Net income	$698	$4,935
Basic earnings per share	$0.05	$0.33
Diluted earnings per share	$0.04	$0.32
Adjustments were made to the pro forma results to adjust amortization of intangible assets to reflect fair value of identified assets acquired, to record the effects of financing from the Company's Senior Credit Facility, to record the effects of promissory notes issued, and to record the income tax effect of these adjustments.
Note 6 – Billed and Unbilled Receivables
Billed and unbilled receivables consists of the following:

	March 30, 2024	December 30, 2023
Billed receivables	$152,638	$155,988
Less: allowance for doubtful accounts	(3,432)	(3,395)
Billed receivables, net	$149,206	$152,593

Unbilled receivables	$123,003	$115,545
Less: allowance for doubtful accounts	(2,298)	(2,274)
Unbilled receivables, net	$120,705	$113,271

Note 7 – Property and Equipment, net
Property and equipment, net, consists of the following:

	March 30, 2024	December 30, 2023
Office furniture and equipment	$4,050	$3,487
Computer equipment	33,861	31,999
Survey and field equipment	67,176	62,553
Leasehold improvements	7,210	6,881
Total	112,297	104,920
Less: accumulated depreciation	(58,194)	(54,652)
Property and equipment, net	$54,103	$50,268
Depreciation expense was $3,923 and $3,265 for the three months ended March 30, 2024 and April 1, 2023, respectively, of which $1,561 and $1,255 was included in other direct costs for each of the three months ended March 30, 2024 and April 1, 2023.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 8 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value by reportable segment for the three months ended March 30, 2024 were as follows:

	Three Months Ended
	December 30, 2023	2024 Acquisitions	Adjustments	Foreign Currency Translation of non-USD functional currency goodwill	March 30, 2024
INF	$91,658	$12,250	$—	$—	$103,908
BTS	115,945	—	—	(50)	115,895
GEO	316,970	—	363	(228)	317,105
Total	$524,573	$12,250	$363	$(278)	$536,908
Goodwill of $9,429 from acquisitions completed during the three months ended March 30, 2024 is expected to be deductible for income tax purposes. During the three months ended March 30, 2024, the Company recorded purchase price adjustments of $363 that increased goodwill related to 2023 acquisitions.
Intangible Assets
Intangible assets, net, as of March 30, 2024 and December 30, 2023 consist of the following:

	March 30, 2024			December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$339,364	$(124,164)	$215,200	$314,662	$(116,086)	$198,576
Trade name(2)	23,093	(18,908)	4,185	22,384	(18,327)	4,057
Customer backlog(3)	38,765	(34,260)	4,505	35,116	(32,681)	2,435
Non-compete(4)	17,420	(13,134)	4,286	14,987	(12,690)	2,297
Developed technology(5)	39,153	(21,255)	17,898	39,153	(19,816)	19,337
Total finite-lived intangible assets	$457,795	$(211,721)	$246,074	$426,302	$(199,600)	$226,702

(1) Amortized on a straight-line basis over estimated lives (2 to 17 years)
(2) Amortized on a straight-line basis over their estimated lives (1 to 5 years)
(3) Amortized on a straight-line basis over their estimated lives (1 to 10 years)
(4) Amortized on a straight-line basis over their contractual lives (2 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 10 years)
The identifiable intangible assets acquired during the three months ended March 30, 2024 consist of customer relationships, trade name, customer backlog, and non-competes with weighted average lives of 12.4 years, 2.0 years, 1.0 year, and 4.0 years, respectively. Amortization expense was $12,120 and $9,037 during the three months ended March 30, 2024 and April 1, 2023, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 9 – Accrued Liabilities
Accrued liabilities consist of the following:

	March 30, 2024	December 30, 2023
Current portion of lease liability	$14,242	$13,972
Accrued vacation	6,964	7,295
Payroll and related taxes	17,497	8,782
Benefits	3,996	5,433
Accrued operating expenses	9,038	8,701
Other	2,262	3,240
Total	$53,999	$47,423

Note 10 – Notes Payable and Other Obligations
Notes payable and other obligations consists of the following:

	March 30, 2024	December 30, 2023
Senior credit facility	$230,750	$195,750
Uncollateralized promissory notes	11,298	15,303
Finance leases	4,937	4,408
Other obligations	1,653	1,188
Debt issuance costs, net of amortization	(1,730)	(1,914)
Total notes payable and other obligations	246,908	214,735
Current portion of notes payable and other obligations	9,634	9,267
Notes payable and other obligations, less current portion	$237,274	$205,468
As of March 30, 2024 and December 30, 2023, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), the Company amended and restated its Credit Agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of the Company's subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of the assets of the Company. The Second A&R Credit Agreement also includes an accordion feature permitting the Company to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of March 30, 2024 and December 30, 2023, the outstanding balance on the Second A&R Credit Agreement was $230,750 and $195,750, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at the Company's option, tied to a Eurocurrency rate equal to either Term SOFR (Secured Overnight Financing Rate) or Daily Simple SOFR, plus in each case an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on the Company's consolidated leverage ratio. As of March 30, 2024, the Company's interest rate was 6.7%.
The Second A&R Credit Agreement contains financial covenants that require NV5 Global to maintain a consolidated net leverage ratio (the ratio of the Company's pro forma consolidated net funded indebtedness to the Company's pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
These financial covenants also require the Company to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of March 30, 2024, the Company was in compliance with the financial covenants.

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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $185 and $194 during the three months ended March 30, 2024 and April 1, 2023, respectively.
Other Obligations
The Company has aggregate obligations related to acquisitions of $12,951 and $16,491 as of March 30, 2024 and December 30, 2023, respectively. As of March 30, 2024, the Company's weighted average interest rate on other outstanding obligations was 3.6%.
Note 11 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	March 30, 2024	December 30, 2023
Contingent consideration, beginning of the year	$4,065	$15,335
Additions for acquisitions	2,821	610
Reduction of liability for payments made	(1,840)	(2,600)
Decrease of liability related to re-measurement of fair value	—	(9,280)
Total contingent consideration, end of the period	5,046	4,065
Current portion of contingent consideration	3,436	3,922
Contingent consideration, less current portion	$1,610	$143

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
Note 13 – Stock-Based Compensation
In June 2023, the Company's stockholders approved the NV5 Global, Inc. 2023 Equity Incentive Plan (the "2023 Equity Plan"). The 2023 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of March 30, 2024, 2,108,472 shares of common stock are authorized, reserved, and registered for issuance under the 2023 Equity Plan. The restricted shares of common stock granted generally provide for service-based cliff vesting after two to four years following the grant date.
The following summarizes the activity of restricted stock awards during the three months ended March 30, 2024:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
December 30, 2023	676,760	$104.63
Granted	37,920	$99.02
Vested	(24,462)	$97.35
Forfeited	(918)	$103.72
March 30, 2024	689,300	$104.58
Stock-based compensation expense relating to restricted stock awards during the three months ended March 30, 2024 and April 1, 2023 was $6,666 and $5,826, respectively. Stock-based compensation expense during the three months ended March 30, 2024 and April 1, 2023 includes $948 and $614, respectively, of expense related to the Company's liability-classified awards, respectively. The total estimated amount of the liability-classified awards for fiscal 2024 is approximately $9,420. Approximately $32,128 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.4 years, is unrecognized at March 30, 2024. The total fair value of restricted shares vested during the three months ended March 30, 2024 and April 1, 2023 was $2,593 and $1,685, respectively.
Note 14 – Income Taxes
As of March 30, 2024 the Company had net deferred income tax assets of $2,339. As of December 30, 2023, the Company had net deferred income tax liabilities of $2,837. Deferred income tax liabilities primarily relate to depreciation and intangible assets, which are partially offset by deferred tax assets related to the capitalization of research and development costs under Section 174 of the Internal Revenue Code and other deferred tax items.
The Company's effective income tax rate was 21.2% and 19.7% during the three months ended March 30, 2024 and April 1, 2023, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate was primarily due to an increase in federal tax credits recorded in the first quarter of 2024 and 2023.

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
In 2021, the Organization for Economic Co-operation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion model rules, designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. The United States has not yet enacted legislation implementing the Pillar Two rules, however, they have been enacted or substantively enacted in certain jurisdictions in which the Company operates. We are continuing to assess the Pillar Two rules, however, based on the legislation enacted at this stage, the impact of Pillar Two is not material.
Note 15 – Reportable Segments
The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (“Topic No. 280”). The Company is organized into three operating and reportable segments: Infrastructure ("INF"), which includes the Company's engineering, civil program management, utility services, and construction quality assurance practices; Building, Technology & Sciences ("BTS"), which includes the Company's environmental health sciences, clean energy consulting, buildings and program management, and MEP & technology design practices; and Geospatial Solutions ("GEO"), which includes the Company's geospatial solution practices.
The Company's chief operating decision maker ("CODM") group is comprised of the Company's Executive Chairman and Co-Chief Executive Officers. The Company identified changes to the CODM group effective March 1, 2024 when Dickerson Wright transitioned from his role as Chief Executive Officer to Executive Chairman of the Company, and Alexander Hockman and Benjamin Heraud were appointed Co-Chief Executive Officers. There was no change in the Company's operating or reportable segments as a result of the change in CODM.
The Company evaluates the performance of these reportable segments based on their respective operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. The following tables set forth summarized financial information concerning our reportable segments:

	Three Months Ended
	March 30, 2024	April 1, 2023
Gross revenues
INF	$90,251	$88,210
BTS	59,975	52,846
GEO	63,069	43,261
Total gross revenues	$213,295	$184,317

Segment income before taxes
INF	$15,041	$16,981
BTS	10,100	8,418
GEO	10,713	7,021
Total Segment income before taxes	35,854	32,420
Corporate(1)	(35,336)	(25,016)
Total income before taxes	$518	$7,404
(1) Includes amortization of intangibles of $12,120 and $9,037 for the three months ended March 30, 2024 and April 1, 2023, respectively.

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

	Three Months Ended March 30, 2024				Three Months Ended April 1, 2023
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$90,251	$47,373	$59,267	$196,891	$88,210	$44,386	$42,224	$174,820
Foreign	—	12,602	3,802	16,404	—	8,460	1,037	9,497
Total gross revenues	$90,251	$59,975	$63,069	$213,295	$88,210	$52,846	$43,261	$184,317

Gross revenue by customer were as follows:

	Three Months Ended March 30, 2024				Three Months Ended April 1, 2023
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$66,891	$15,059	$50,818	$132,768	$69,730	$17,947	$35,768	$123,445
Private sector	23,360	44,916	12,251	80,527	18,480	34,899	7,493	60,872
Total gross revenues	$90,251	$59,975	$63,069	$213,295	$88,210	$52,846	$43,261	$184,317

Gross revenues by contract type were as follows:

	Three Months Ended March 30, 2024				Three Months Ended April 1, 2023
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$86,429	$45,733	$61,501	$193,663	$83,857	$40,624	$43,227	$167,708
Fixed-unit price contracts	3,822	14,242	1,568	19,632	4,353	12,222	34	16,609
Total gross revenues	$90,251	$59,975	$63,069	$213,295	$88,210	$52,846	$43,261	$184,317
Note 16 – Stockholders' Equity
Accumulated Other Comprehensive Loss
The Company's accumulated other comprehensive loss consists of foreign currency translation adjustments related to the Company's foreign operations with functional currency other than the U.S. dollar. The after-tax changes in accumulated other comprehensive loss by component were as follows:

Accumulated Other Comprehensive Loss
Foreign currency translation adjustments balance, December 30, 2023	$(18)
Other comprehensive loss	(501)
Foreign currency translation adjustments balance, March 30, 2024	$(519)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of the financial condition and results of operations of NV5 Global, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our,” “us,” or “NV5 Global”) should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 30, 2023, included in our Annual Report on Form 10-K. This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2023 and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Amounts presented are in thousands, except per share data.
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
Recent Acquisitions
We have completed two acquisitions during 2024. The aggregate purchase price for the two acquisitions was $51,646, including $46,500 in cash, $2,325 of our common stock, and a potential earn-out of up to $12,500 payable in cash, which were recorded at an estimated fair value of $2,821. The cash portion of the purchase price and other related costs associated with the transaction were partially financed through the Company's amended and restated credit agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility") with Bank of America, N.A. and other lenders party thereto. See Note 10, Notes Payable and Other Obligations, of the Notes to the Consolidated Financial Statements included elsewhere herein for further detail on the Second A&R Credit Agreement. An option-based model was used to determine the fair value of the earn-out, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair values of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2024 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, prepaid expenses, and certain liabilities.
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

Critical Accounting Policies and Estimates
For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations that is included in the 2023 Form 10-K.
Results of Operations
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Gross revenues	$213,295	$184,317
Direct costs	100,467	88,319
Gross profit	112,828	95,998
Operating expenses	108,119	87,013
Income from operations	4,709	8,985
Interest expense	(4,191)	(1,581)
Income tax expense	(110)	(1,457)
Net income	$408	$5,947
Three Months Ended March 30, 2024 Compared to the Three Months Ended April 1, 2023
Gross Revenues
Our consolidated gross revenues increased by $28,978, or 15.7%, for the three months ended March 30, 2024 compared to the three months ended April 1, 2023. The increase in gross revenues was primarily due to incremental gross revenues from acquisitions of $23,717 completed since the first quarter of 2023 and organic increases in our geospatial solutions business of $6,210, infrastructure services of $2,588, international engineering and consulting services of $1,484, and real estate transaction services of $1,440. These increases were partially offset by decreases in our LNG business of $3,871 driven by project cycles and our power delivery and utility services of $2,464.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 52.9% and 52.1% for the three months ended March 30, 2024 and April 1, 2023, respectively. As a percentage of gross revenues, sub-consultant services and other direct costs decreased 0.3% and 0.7%, respectively. These decreases were partially offset by an increase in direct salaries and wages as a percentage of gross revenues of 0.2%. The decrease in other direct costs as a percentage of gross revenues was primarily driven by the mix of business in our real estate transaction services and our LNG business requiring a lower level of outside rental and related expenses. The decrease in sub-consultant services and increase in direct salaries and wages as a percentage of gross revenues was primarily driven by a mix of business in our geospatial solutions business, power delivery and utility services, and construction quality assurance services leading to the utilization of a greater proportion of our direct employees.
Operating expenses
Our operating expenses increased $21,106, or 24.3%, for the three months ended March 30, 2024 compared to the three months ended April 1, 2023. The increase in operating expenses primarily resulted from increased payroll costs of $12,762, amortization expenses of $3,083, and general and administrative expenses of $4,323. The increase in payroll costs was primarily driven by an increase in employees as compared to the prior year period driven by our 2023 and 2024 acquisitions. The increase in amortization expense was driven by acquisitions. The increase in general and administrative expenses was primarily due to incremental expenses from acquisitions of $2,945 and a change in earn-out fair value adjustments of $859.
Interest Expense
Our interest expense increased $2,610 for the three months ended March 30, 2024 compared to the three months ended April 1, 2023. The increase in interest expense resulted from a higher weighted average interest rate and an increase in our Senior Credit Facility indebtedness.

Income taxes
Our effective income tax rate was 21.2% and 19.7% for the three months ended March 30, 2024 and April 1, 2023, respectively. The increase in the effective income tax rate was primarily the result of a decrease in excess tax benefits from stock-based payments offset by an increase in federal tax credits in the first quarter of 2024.
Net income
Our net income decreased $5,539, or 93.1%, for three months ended March 30, 2024 compared to three months ended April 1, 2023. The decrease was primarily a result of increases in payroll costs of $12,762, amortization expenses of $3,083, general and administrative expenses of $4,323, and interest expense of $2,610, partially offset by an increase in gross profit of $16,830.
Segment Results of Operations
The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Gross revenues
INF	$90,251	$88,210
BTS	59,975	52,846
GEO	63,069	43,261
Total gross revenues	$213,295	$184,317

Segment income before taxes
INF	$15,041	$16,981
BTS	$10,100	$8,418
GEO	$10,713	$7,021
For additional information regarding our reportable segments, see Note 15, Reportable Segments, of the Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Three Months Ended March 30, 2024 Compared to Three Months Ended April 1, 2023
INF Segment
Our gross revenues from INF increased $2,041, or 2.3%, during the three months ended March 30, 2024 compared to the three months ended April 1, 2023. The increase in gross revenues was primarily due to incremental gross revenues of $5,660 from acquisitions completed since the first quarter of 2023 and organic increases in our infrastructure services of $2,588 and civil program management services of $1,372, partially offset by decreases in our increases in our LNG business of $3,871 driven by project cycles.
Segment income before taxes from INF decreased $1,940, or 11.4%, during the three months ended March 30, 2024 compared to the three months ended April 1, 2023. The decrease was primarily due to decreased gross margins driven by the mix of business in our LNG business requiring a higher level of sub-consultant services, partially offset by increased gross revenues.
BTS Segment
Our gross revenues from BTS increased $7,129, or 13.5%, during the three months ended March 30, 2024 compared to the three months ended April 1, 2023. The increase in gross revenues was primarily due to incremental gross revenues of $4,459 from acquisitions completed since the first quarter of 2023 and organic increases in our real estate transactional services of $1,440 and our international engineering and consulting services of $1,484.
Segment income before taxes from BTS increased $1,682, or 20.0% during the three months ended March 30, 2024 compared to the three months ended April 1, 2023. The increase was primarily due to increased gross revenues.

GEO Segment
Our gross revenues from GEO increased $19,808, or 45.8%, during the three months ended March 30, 2024 compared to the three months ended April 1, 2023. The increase in gross revenues was primarily due to incremental revenue of $13,598 from acquisitions completed since the first quarter of 2023 and organic increases in our geospatial solution services of $6,210.
Segment income before taxes from GEO increased $3,692, or 52.6%, during the three months ended March 30, 2024 compared to the three months ended April 1, 2023. The increase was primarily due to increased gross revenues.
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
Operating activities
Net cash provided by operating activities was $19,554 for the three months ended March 30, 2024, compared to $11,282 during the three months ended April 1, 2023. The increase was a result of decreases in working capital, partially offset by a decrease in net income. The changes in our working capital that contributed to increased cash flows from operations were primarily a result of decreases in unbilled receivables of $8,272 and increases in accounts payable of $12,300, partially offset by a decrease in advanced billings of $5,422. The decreases in unbilled receivables and advanced billings was primarily due to timing of project billings cycles. The increase in accounts payable primarily related to timing of payments.
Investing activities
During the three months ended March 30, 2024 and April 1, 2023, net cash used in investing activities totaled $48,985 and $123,697, respectively. The decrease in cash used in investing activities was primarily a result of decreased cash paid for acquisitions of $72,253.
Financing activities
Net cash flows provided by financing activities totaled $29,595 during the three months ended March 30, 2024 compared to $105,215 during the three months ended April 1, 2023. The decrease in cash provided by financing activities was primarily a result of decreased borrowings on our Senior Credit Facility of $75,000 during the three months ended March 30, 2024.
Financing
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), we amended and restated our Credit Agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of our subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of our assets. The Second A&R Credit Agreement also includes an accordion feature permitting us to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of March 30, 2024 and December 30, 2023, the outstanding balance on the Second A&R Credit Agreement was $230,750 and $195,750, respectively.

Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at our option, tied to a Eurocurrency rate equal either Term SOFR (Secured Overnight Financing Rate) or Daily Simple SOFR, plus in each case an applicable margin, or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on our consolidated leverage ratio. As of March 30, 2024 our interest rate was 6.7%.
The Second A&R Credit Agreement contains financial covenants that require us to maintain a consolidated net leverage ratio (the ratio of our pro forma consolidated net funded indebtedness to our pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
These financial covenants also require us to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of March 30, 2024, we were in compliance with the financial covenants.
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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $185 and $194 during the three months ended March 30, 2024 and April 1, 2023, respectively.
Other Obligations
We have aggregate obligations related to acquisitions of $5,149, $3,849, and $3,953 due in the remainder of fiscal 2024, 2025, and 2026, respectively. As of March 30, 2024, our weighted average interest rate on other outstanding obligations was 3.6%.
Recently Issued Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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
•our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals,
•changes in demand from the local and state government and private clients that we serve,
•any material outbreak or material escalation of international hostilities, including developments in the conflict involving Russia and the Ukraine or the war involving Israel and Hamas, and the economic consequences of related events such as the imposition of economic sanctions and resulting market volatility,
•changes in general domestic and international economic conditions such as inflation rates, interest rates, tax rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations, including those relating to energy efficiency,
•the U.S. government and other governmental and quasi-governmental budgetary and funding approval process,
•our ability to successfully execute our mergers and acquisitions strategy, including the integration of new companies into our business,
•the possibility that our contracts may be terminated by our clients,
•our ability to win new contracts and renew existing contracts,
•competitive pressures and trends in our industry and our ability to successfully compete with our competitors,
•our dependence on a limited number of clients,
•our ability to complete projects timely, in accordance with our customers’ expectations, or profitability,
•our ability to successfully manage our growth strategy,
•our ability to raise capital in the future,
•the credit and collection risks associated with our clients,
•our ability to comply with procurement laws and regulations,
•weather conditions and seasonal revenue fluctuations may adversely impact our financial results,
•the enactment of legislation that could limit the ability of local, state and federal agencies to contract for our privatized services,
•our ability to complete our backlog of uncompleted projects as currently projected,
•the risk of employee misconduct or our failure to comply with laws and regulations,
•our ability to control, and operational issues pertaining to, business activities that we conduct with business partners and other third parties,
•our need to comply with a number of restrictive covenants and similar provisions in our senior credit facility that generally limit our ability to (among other things) incur additional indebtedness, create liens, make acquisitions, pay dividends and undergo certain changes in control, which could affect our ability to finance future operations, acquisitions or capital needs,
•significant influence by our principal stockholder and the existence of certain anti-takeover measures in our governing documents, and

•other factors identified throughout this Quarterly Report on Form 10-Q, including those discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.”
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, those factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 30, 2023. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our Annual Report on Form 10-K filing for the fiscal year ended December 30, 2023 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995, as amended. Readers can find them in “Item 1A. Risk Factors” of that filing and under the same heading of this filing. You may obtain a copy of our Annual Report on Form 10-K through our website, www.nv5.com. Information contained on our website is not incorporated into this report. In addition to visiting our website, you may read and copy any document we file with the SEC at www.sec.gov.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to either Term SOFR (Secured Overnight Financing Rate) or Daily Simple SOFR, plus in each case an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of March 30, 2024, there was $230,750 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $2,308 annually.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company's Executive Chairman and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Executive Chairman and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are (i) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to the Company's management, including the Executive Chairman and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
There have been no material changes to any of the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities

During the three months ended March 30, 2024, we issued the following securities that were not registered under the Securities Act (amounts in thousands, except share data):

On January 19, 2024, we agreed to issue $5,000 of shares of our common stock as partial consideration in an acquisition. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

On March 13, 2024, we agreed to issue $800 of share of our common stock as partial consideration in an acquisition. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
Issuer Purchase of Equity Securities

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6.    EXHIBITS.

Number	Description
10.1†
Employment Agreement dated as of March 1, 2024 between NV5, Inc. and Alexander Hockman (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2024).

10.2†
Employment Agreement dated as of March 1, 2024 between NV5 Consultants, Inc. and Benjamin Heraud (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2024).

10.3†
Second Amendment to Employment Agreement, dated as of March 1, 2024, between NV5 Holdings, Inc. and Edward Codispoti (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2024).

10.4†
Third Amendment to Employment Agreement, dated as of March 1, 2024, between NV5 Holdings, Inc. and Richard Tong (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2024).

10.5†
Third Amendment to Employment Agreement, dated as of March 1, 2024, between NV5 Holdings, Inc. and MaryJo OBrien (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2024).

10.6†
Employment Agreement dated as of March 1, 2024 between NV5 Holdings, Inc. and Dickerson Wright (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2024).

31.1*	Certification of Executive Chairman pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Executive Chairman and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
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

NV5 GLOBAL, INC.

/s/ Edward Codispoti
Date: May 9, 2024	Edward Codispoti Chief Financial Officer (Principal Financial and Accounting Officer)