Form 10-Q
period 2024-06-29
NV5 Global, Inc.
filed 2024-08-08
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of August 2, 2024, there were 16,280,601 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	June 29, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$29,355	$44,824
Billed receivables, net	161,894	152,593
Unbilled receivables, net	140,006	113,271
Prepaid expenses and other current assets	22,991	18,376
Total current assets	354,246	329,064
Property and equipment, net	55,675	50,268
Right-of-use lease assets, net	36,135	36,836
Intangible assets, net	237,789	226,702
Goodwill	543,708	524,573
Deferred income tax assets, net	4,744	—
Other assets	2,086	3,149
Total assets	$1,234,383	$1,170,592

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,870	$54,865
Accrued liabilities	44,202	47,423
Billings in excess of costs and estimated earnings on uncompleted contracts	35,441	41,679
Other current liabilities	2,348	2,263
Current portion of contingent consideration	2,436	3,922
Current portion of notes payable and other obligations	8,537	9,267
Total current liabilities	154,834	159,419
Contingent consideration, less current portion	2,328	143
Other long-term liabilities	25,935	26,930
Notes payable and other obligations, less current portion	248,687	205,468
Deferred income tax liabilities, net	—	2,837
Total liabilities	431,784	394,797

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized, 16,280,601 and 15,895,255 shares issued and outstanding as of June 29, 2024 and December 30, 2023, respectively	163	159
Additional paid-in capital	527,418	508,256
Accumulated other comprehensive loss	(695)	(18)
Retained earnings	275,713	267,398
Total stockholders’ equity	802,599	775,795
Total liabilities and stockholders’ equity	$1,234,383	$1,170,592
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gross revenues	$236,326	$222,638	$449,621	$406,955

Direct costs:
Salaries and wages	61,390	57,079	117,845	105,463
Sub-consultant services	37,342	39,690	68,602	67,304
Other direct costs	14,323	15,569	27,074	27,890
Total direct costs	113,055	112,338	213,521	200,657

Gross profit	123,271	110,300	236,100	206,298

Operating expenses:
Salaries and wages, payroll taxes, and benefits	68,110	58,949	133,544	111,621
General and administrative	21,178	11,551	43,420	29,472
Facilities and facilities related	6,035	5,823	11,996	11,197
Depreciation and amortization	16,068	13,539	30,550	24,585
Total operating expenses	111,391	89,862	219,510	176,875

Income from operations	11,880	20,438	16,590	29,423

Interest expense	(4,606)	(3,648)	(8,797)	(5,229)

Income before income tax expense	7,274	16,790	7,793	24,194
Income tax benefit (expense)	633	(1,377)	522	(2,834)
Net income	$7,907	$15,413	$8,315	$21,360

Earnings per share:
Basic	$0.51	$1.03	$0.54	$1.43
Diluted	$0.50	$1.00	$0.53	$1.39

Weighted average common shares outstanding:
Basic	15,362,825	15,014,106	15,314,988	14,948,796
Diluted	15,671,176	15,451,788	15,657,632	15,421,535

Comprehensive income:
Net income	$7,907	$15,413	$8,315	$21,360
Foreign currency translation losses, net of tax	(176)	(191)	(677)	(191)
Comprehensive income	$7,731	$15,222	$7,638	$21,169
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount				Total
Balance, April 1, 2023	15,708,193	$157	$490,981	$—	$228,732	$719,870
Stock-based compensation	—	—	4,359	—	—	4,359
Restricted stock issuance, net	182,715	2	(2)	—	—	—
Reclassification of liability-classified awards to equity-classified awards	—	—	1,697	—	—	1,697
Other comprehensive loss	—	—	—	(191)	—	(191)
Net income	—	—	—	—	15,413	15,413
Balance, July 1, 2023	15,890,908	$159	$497,035	$(191)	$244,145	$741,148

Balance, March 30, 2024	15,953,908	$160	$515,833	$(519)	$267,806	$783,280
Stock-based compensation	—	—	6,460	—	—	6,460
Restricted stock issuance, net	297,892	3	(3)	—	—	—
Stock issuance for acquisitions	22,777	—	2,099	—	—	2,099
Reclassification of liability-classified awards to equity-classified awards	—	—	2,429	—	—	2,429
Payment of contingent consideration with common stock	6,024	—	600	—	—	600
Other comprehensive loss	—	—	—	(176)	—	(176)
Net income	—	—	—	—	7,907	7,907
Balance, June 29, 2024	16,280,601	$163	$527,418	$(695)	$275,713	$802,599
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Six Months Ended
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount				Total
Balance, December 31, 2022	15,523,300	$155	$471,300	$—	$222,785	$694,240
Stock-based compensation	—	—	9,571	—	—	9,571
Restricted stock issuance, net	246,263	3	(3)	—	—	—
Stock issuance for acquisitions	121,345	1	14,470	—	—	14,471
Reclassification of liability-classified awards to equity-classified awards	—	—	1,697	—	—	1,697
Other comprehensive loss	—	—	—	(191)	—	(191)
Net income	—	—	—	—	21,360	21,360
Balance, July 1, 2023	15,890,908	$159	$497,035	$(191)	$244,145	$741,148

Balance, December 30, 2023	15,895,255	$159	$508,256	$(18)	$267,398	$775,795
Stock-based compensation	—	—	12,179	—	—	12,179
Restricted stock issuance, net	337,894	4	(4)	—	—	—
Stock issuance for acquisitions	41,428	—	3,958	—	—	3,958
Reclassification of liability-classified awards to equity-classified awards	—	—	2,429	—	—	2,429
Payment of contingent consideration with common stock	6,024	—	600	—	—	600
Other comprehensive loss	—	—	—	(677)	—	(677)
Net income	—	—	—	—	8,315	8,315
Balance, June 29, 2024	16,280,601	$163	$527,418	$(695)	$275,713	$802,599
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net income	$8,315	$21,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,635	27,205
Non-cash lease expense	6,401	6,784
Provision for doubtful accounts	723	607
Stock-based compensation	13,988	10,728
Change in fair value of contingent consideration	—	(7,514)
Gain on disposals of property and equipment	(644)	(408)
Other	204	—
Deferred income taxes	(7,712)	(7,673)
Amortization of debt issuance costs	370	365
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	(4,674)	10,882
Unbilled receivables	(25,042)	(9,842)
Prepaid expenses and other assets	(1,619)	(4,691)
Accounts payable	4,555	(8,164)
Accrued liabilities and other long-term liabilities	(11,507)	(5,698)
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,384)	(7,606)
Contingent consideration	(1,455)	(1,307)
Other current liabilities	88	474
Net cash provided by operating activities	8,242	25,502

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(53,947)	(186,242)
Proceeds from sale of assets	249	295
Purchase of property and equipment	(8,905)	(10,239)
Net cash used in investing activities	(62,603)	(196,186)

Cash flows from financing activities:
Borrowings from Senior Credit Facility	58,000	180,000
Payments on notes payable and other obligations	(5,274)	(5,131)
Payments of contingent consideration	(1,585)	(793)
Payments of borrowings from Senior Credit Facility	(12,000)	(13,000)
Net cash provided by financing activities	39,141	161,076

Effect of exchange rate changes on cash and cash equivalents	(249)	(106)

Net decrease in cash and cash equivalents	(15,469)	(9,714)
Cash and cash equivalents – beginning of period	44,824	38,541
Cash and cash equivalents – end of period	$29,355	$28,827
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 29, 2024	July 1, 2023
Non-cash investing and financing activities:
Contingent consideration (earn-out)	$4,339	$325
Notes payable and other obligations issued for acquisitions	$400	$7,404
Stock issuance for acquisitions	$3,958	$14,471
Reclassification of liability-classified awards to equity-classified awards	$2,429	$1,697
Finance leases	$1,663	$232
Payment of contingent consideration with common stock	$600	$—
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
As of June 29, 2024, the Company had $980,802 of remaining performance obligations, of which $743,872 is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in performance obligations. Performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
Contract Balances
The timing of revenue recognition, billings, and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. During the three and six months ended June 29, 2024 the Company performed services and recognized $8,692 and $31,108, respectively, of revenue related to its contract liabilities that existed as of December 30, 2023.

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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
As of August 1, 2023, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2023. Furthermore, there were no indicators, events, or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2023 through June 29, 2024.
Identifiable intangible assets primarily include customer backlog, customer relationships, trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on either a straight-line or sum-of-the-years' digits basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events, or changes in circumstances that would indicate intangible assets were impaired during the six months ended June 29, 2024. See Note 8, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.
There have been no material changes in the Company's significant accounting policies described in the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2023.
Note 3 – Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
None.
Accounting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of the segment's profit or loss in assessing performance and deciding how to allocate resources. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company evaluated the impact of adopting ASU 2023-07 and expects it to result in additional disclosures when adopted.
Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"). This ASU requires disaggregated information about a reporting entity's effective tax rate reconciliations as well as additional information on income taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company evaluated the impact of adopting ASU 2023-09 and expects it to result in additional disclosures when adopted.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
SEC Climate Disclosures
In March 2024, the SEC adopted rules to enhance and standardize disclosures related to the impacts and risks of climate-related matters. Under the new rules, an entity will be required to disclose information about climate-related risks that have materially impacted, or are likely to have a material impact, on its business strategy, results of operations, or financial condition. In addition, certain disclosures related to severe weather events, other natural conditions, and material greenhouse gas emissions will be required in the audited financial statements. This guidance is effective prospectively and is effective for annual periods beginning with the year ending December 31, 2025, or in the case of the Company the fiscal year ending January 3, 2026. On April 4, 2024, the SEC announced that it will stay implementation of its final rule pending the results of a legal challenge.
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
The weighted average number of shares outstanding in calculating basic earnings per share for the six months ended June 29, 2024 and July 1, 2023 exclude 732,856 and 688,377 non-vested restricted shares, respectively. During the three and six months ended June 29, 2024 there were 9,355 and 5,833 weighted average securities, respectively, which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met. During the three and six months ended July 1, 2023, there were 111,584 and 41,536 weighted average securities, respectively, which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met.
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator:
Net income – basic and diluted	$7,907	$15,413	$8,315	$21,360

Denominator:
Basic weighted average shares outstanding	15,362,825	15,014,106	15,314,988	14,948,796
Effect of dilutive non-vested restricted shares and units	284,166	413,856	317,026	447,546
Effect of issuable shares related to acquisitions	24,185	23,826	25,618	25,193
Diluted weighted average shares outstanding	15,671,176	15,451,788	15,657,632	15,421,535

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 5 – Business Acquisitions
2024 Acquisitions
The Company has completed five acquisitions during 2024. The aggregate purchase price for the five acquisitions was $64,300, including $56,427 in cash, $3,534 of the Company's common stock, and potential earn-outs of up to $14,100 payable in cash, which have been recorded at an estimated fair value of $4,339. The cash portions of the purchase prices and other related costs associated with the transactions were partially financed through the Company's amended and restated credit agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility") with Bank of America, N.A. and other lenders party thereto. See Note 10, Notes Payable and Other Obligations, for further detail on the Second A&R Credit Agreement. An option-based model and a probability-weighted approach were used to determine the fair value of the earn-outs, which are generally accepted valuation techniques that embody all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair values of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2024 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, prepaid expenses, deferred tax liabilities, and other certain liabilities.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during the six months ended June 29, 2024 and the fiscal year ended December 30, 2023:

	2024	2023
	Total	VIS	Axim	Other	Total
Cash	$2,080	$7,027	$5,419	$1,316	$13,762
Billed and unbilled receivables, net	7,043	5,042	13,937	1,609	20,588
Right-of-use assets	2,583	2,162	1,643	552	4,357
Property and equipment	1,762	118	2,870	38	3,026
Prepaid expenses	1,093	1,503	1,180	17	2,700
Other assets	46	—	156	2	158
Intangible assets:
Customer relationships	28,761	35,626	53,518	2,526	91,670
Trade name	956	3,025	2,266	210	5,501
Customer backlog	4,300	894	3,862	943	5,699
Developed technology	—	4,024	2,185	—	6,209
Non-compete	2,756	26	580	254	860
Total Assets	$51,380	$59,447	$87,616	$7,467	$154,530
Liabilities	(5,995)	(16,689)	(13,668)	(2,297)	(32,654)
Deferred tax liabilities	(131)	(8,728)	(12,428)	(496)	(21,652)
Net assets acquired	$45,254	$34,030	$61,520	$4,674	$100,224

Consideration paid (Cash, Notes and/or stock)	$59,961	$75,371	$139,569	$8,867	$223,807
Contingent earn-out liability (Cash and stock)	4,339	—	—	610	610
Total Consideration	$64,300	$75,371	$139,569	$9,477	$224,417
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$19,046	$41,341	$78,049	$4,803	$124,193
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
The consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of businesses acquired from their respective dates of acquisition for the three and six months ended June 29, 2024 and July 1, 2023.

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gross revenues	$10,975	$29,589	$16,613	$37,064
Income before income taxes	$3,572	$4,904	$5,648	$5,631
General and administrative expenses for the three and six months ended June 29, 2024 and July 1, 2023 include acquisition-related costs pertaining to the Company's acquisition activities. Acquisition-related costs were not material to the Company's consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and six months ended June 29, 2024 and July 1, 2023 as if the fiscal 2024 and 2023 acquisitions had occurred at the beginning of fiscal year 2023. The pro forma information provided below is compiled from pre-acquisition financial information and includes pro forma adjustments for amortization expense of intangible assets to reflect the fair value of identified assets acquired, to record the effects of financing from the Company's Senior Credit Facility, to record the effects of promissory notes issued, adjustments to other certain expenses, and to record the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of these acquisitions actually been acquired at the beginning of fiscal year 2023 or (ii) future results of operations:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gross revenues	$236,824	$235,354	$456,677	$453,766
Net income	$8,015	$14,818	$9,292	$19,196
Basic earnings per share	$0.52	$0.98	$0.61	$1.28
Diluted earnings per share	$0.51	$0.96	$0.59	$1.24
Note 6 – Billed and Unbilled Receivables
Billed and unbilled receivables consists of the following:

	June 29, 2024	December 30, 2023
Billed receivables	$165,446	$155,988
Less: allowance for doubtful accounts	(3,552)	(3,395)
Billed receivables, net	$161,894	$152,593

Unbilled receivables	$142,344	$115,545
Less: allowance for doubtful accounts	(2,338)	(2,274)
Unbilled receivables, net	$140,006	$113,271

Note 7 – Property and Equipment, net
Property and equipment, net, consists of the following:

	June 29, 2024	December 30, 2023
Office furniture and equipment	$4,165	$3,487
Computer equipment	35,242	31,999
Survey and field equipment	71,177	62,553
Leasehold improvements	7,284	6,881
Total	117,868	104,920
Less: accumulated depreciation	(62,193)	(54,652)
Property and equipment, net	$55,675	$50,268
Depreciation expense was $4,025 and $7,948 for the three and six months ended June 29, 2024, respectively, of which $1,524 and $3,085 was included in other direct costs. Depreciation expense was $3,605 and $6,871 for the three and six months ended July 1, 2023, respectively, of which $1,366 and $2,620 was included in other direct costs.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 8 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value by reportable segment for the six months ended June 29, 2024 were as follows:

	Six Months Ended
	December 30, 2023	2024 Acquisitions	Adjustments	Foreign Currency Translation of non-USD functional currency goodwill	June 29, 2024
INF	$91,658	$13,317	$—	$—	$104,975
BTS	115,945	2,849	—	(60)	118,734
GEO	316,970	2,880	517	(368)	319,999
Total	$524,573	$19,046	$517	$(428)	$543,708
Goodwill of $13,566 from acquisitions completed during the six months ended June 29, 2024 is expected to be deductible for income tax purposes. During the six months ended June 29, 2024, the Company recorded purchase price adjustments of $517 that increased goodwill related to 2023 acquisitions.
Intangible Assets
Intangible assets, net, as of June 29, 2024 and December 30, 2023 consist of the following:

	June 29, 2024			December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$343,423	$(133,828)	$209,595	$314,662	$(116,086)	$198,576
Trade name(2)	23,340	(19,534)	3,806	22,384	(18,327)	4,057
Customer backlog(3)	39,416	(35,608)	3,808	35,116	(32,681)	2,435
Non-compete(4)	17,745	(13,624)	4,121	14,987	(12,690)	2,297
Developed technology(5)	39,153	(22,694)	16,459	39,153	(19,816)	19,337
Total finite-lived intangible assets	$463,077	$(225,288)	$237,789	$426,302	$(199,600)	$226,702

(1) Amortized on a straight-line or sum-of-the-years' digits basis over estimated lives (2 to 17 years)
(2) Amortized on a straight-line basis over their estimated lives (1 to 5 years)
(3) Amortized on a straight-line basis over their estimated lives (1 to 10 years)
(4) Amortized on a straight-line basis over their contractual lives (1 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 10 years)
The identifiable intangible assets acquired during the six months ended June 29, 2024 consist of customer relationships, trade name, customer backlog, and non-competes with weighted average lives of 10.9 years, 1.9 years, 1.0 year, and 3.9 years, respectively. Amortization expense was $13,567 and $25,687 during the three and six months ended June 29, 2024, respectively, and $11,300 and $20,334 during the three and six months ended July 1, 2023, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 9 – Accrued Liabilities
Accrued liabilities consist of the following:

	June 29, 2024	December 30, 2023
Current portion of lease liability	$13,952	$13,972
Accrued vacation	6,556	7,295
Payroll and related taxes	9,343	8,782
Benefits	3,666	5,433
Accrued operating expenses	8,136	8,701
Other	2,549	3,240
Total	$44,202	$47,423

Note 10 – Notes Payable and Other Obligations
Notes payable and other obligations consists of the following:

	June 29, 2024	December 30, 2023
Senior credit facility	$241,750	$195,750
Uncollateralized promissory notes	10,798	15,303
Finance leases	5,302	4,408
Other obligations	918	1,188
Debt issuance costs, net of amortization	(1,544)	(1,914)
Total notes payable and other obligations	257,224	214,735
Current portion of notes payable and other obligations	8,537	9,267
Notes payable and other obligations, less current portion	$248,687	$205,468
As of June 29, 2024 and December 30, 2023, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), the Company amended and restated its Credit Agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of the Company's subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of the assets of the Company. The Second A&R Credit Agreement also includes an accordion feature permitting the Company to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of June 29, 2024 and December 30, 2023, the outstanding balance on the Second A&R Credit Agreement was $241,750 and $195,750, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at the Company's option, tied to a Eurocurrency rate equal to either Term SOFR (Secured Overnight Financing Rate) or Daily Simple SOFR, plus in each case an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on the Company's consolidated leverage ratio. As of June 29, 2024, the Company's interest rate was 6.7%.
The Second A&R Credit Agreement contains financial covenants that require NV5 Global to maintain a consolidated net leverage ratio (the ratio of the Company's pro forma consolidated net funded indebtedness to the Company's pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
These financial covenants also require the Company to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of June 29, 2024, the Company was in compliance with the financial covenants.

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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $185 and $370 during the three and six months ended June 29, 2024, respectively, and $171 and $365 during the three and six months ended July 1, 2023, respectively.
Other Obligations
The Company has aggregate obligations related to acquisitions of $11,716 and $16,491 as of June 29, 2024 and December 30, 2023, respectively. As of June 29, 2024, the Company's weighted average interest rate on other outstanding obligations was 3.6%.
Note 11 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	June 29, 2024	December 30, 2023
Contingent consideration, beginning of the year	$4,065	$15,335
Additions for acquisitions	4,339	610
Reduction of liability for payments made	(3,640)	(2,600)
Decrease of liability related to re-measurement of fair value	—	(9,280)
Total contingent consideration, end of the period	4,764	4,065
Current portion of contingent consideration	2,436	3,922
Contingent consideration, less current portion	$2,328	$143

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
Note 13 – Stock-Based Compensation
In June 2023, the Company's stockholders approved the NV5 Global, Inc. 2023 Equity Incentive Plan (the "2023 Equity Plan"). The 2023 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of June 29, 2024, 1,808,924 shares of common stock are authorized, reserved, and registered for issuance under the 2023 Equity Plan. The restricted shares of common stock granted generally provide for service-based cliff vesting after two to four years following the grant date.
The following summarizes the activity of restricted stock awards during the six months ended June 29, 2024:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
December 30, 2023	676,760	$104.63
Granted	349,702	$95.13
Vested	(195,471)	$90.52
Forfeited	(14,808)	$99.77
June 29, 2024	816,183	$104.02
Stock-based compensation expense relating to restricted stock awards during the three and six months ended June 29, 2024 was $7,322 and $13,988, respectively, and $4,902 and $10,728 during the three and six months ended July 1, 2023, respectively. Stock-based compensation expense during the three and six months ended June 29, 2024 includes $862 and $1,809, respectively, of expense related to the Company's liability-classified awards. Stock-based compensation expense during the three and six months ended July 1, 2023 includes $543 and $1,157, respectively, of expense related to the Company's liability-classified awards. The total estimated amount of the liability-classified awards for fiscal 2024 is approximately $8,678. Approximately $51,368 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 2 years, is unrecognized at June 29, 2024. The total fair value of restricted shares vested during the six months ended June 29, 2024 and July 1, 2023 was $18,653 and $20,851, respectively.
Note 14 – Income Taxes
As of June 29, 2024 the Company had net deferred income tax assets of $4,744. As of December 30, 2023, the Company had net deferred income tax liabilities of $2,837. The change from net deferred income tax liabilities to net deferred income tax assets is primarily due to the capitalization of research and development costs under Section 174 of the Internal Revenue Code and the amortization of intangible assets.
The Company's effective income tax rate was (8.7%) and (6.7%) during the three and six months ended June 29, 2024, respectively, and 8.2% and 11.7% during the three and six months ended July 1, 2023, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate was primarily due to an increase in federal

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
tax credits and a decrease in the recognition of excess tax benefits from stock-based payments in the first half of fiscal 2024 as compared to the first half of fiscal 2023.
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
In 2021, the Organization for Economic Co-operation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion model rules, designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. The United States has not yet enacted legislation implementing the Pillar Two rules, however, they have been enacted or substantively enacted in certain jurisdictions in which the Company operates. The Company is continuing to assess the Pillar Two rules, however, based on the legislation enacted at this stage, the impact of Pillar Two is not expected to be material.
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
The Company evaluates the performance of these reportable segments based on their respective operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. The following tables set forth summarized financial information concerning our reportable segments:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gross revenues
INF	$100,845	$96,728	$191,096	$184,938
BTS	63,607	54,032	123,582	106,878
GEO	71,874	71,878	134,943	115,139
Total gross revenues	$236,326	$222,638	$449,621	$406,955

Segment income before taxes
INF	$17,080	$16,745	$32,121	$33,726
BTS	10,382	8,113	20,482	16,531
GEO	16,790	14,814	27,503	21,835
Total Segment income before taxes	44,252	39,672	80,106	72,092
Corporate(1)	(36,978)	(22,882)	(72,313)	(47,898)
Total income before taxes	$7,274	$16,790	$7,793	$24,194
(1) Includes amortization of intangibles of $13,567 and $25,687 for the three and six months ended June 29, 2024, respectively, and $11,300 and $20,334 during the three and six months ended July 1, 2023, respectively.

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

	Three Months Ended June 29, 2024				Six Months Ended June 29, 2024
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$100,845	$48,606	$67,976	$217,427	$191,096	$95,979	$127,243	$414,318
Foreign	—	15,001	3,898	18,899	—	27,603	7,700	35,303
Total gross revenues	$100,845	$63,607	$71,874	$236,326	$191,096	$123,582	$134,943	$449,621

	Three Months Ended July 1, 2023				Six Months Ended July 1, 2023
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$96,728	$46,560	$68,218	$211,506	$184,938	$90,946	$110,442	$386,326
Foreign	—	7,472	3,660	11,132	—	15,932	4,697	20,629
Total gross revenues	$96,728	$54,032	$71,878	$222,638	$184,938	$106,878	$115,139	$406,955

Gross revenue by customer were as follows:

	Three Months Ended June 29, 2024				Six Months Ended June 29, 2024
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$75,628	$14,806	$59,798	$150,232	$142,519	$29,865	$110,616	$283,000
Private sector	25,217	48,801	12,076	86,094	48,577	93,717	24,327	166,621
Total gross revenues	$100,845	$63,607	$71,874	$236,326	$191,096	$123,582	$134,943	$449,621

	Three Months Ended July 1, 2023				Six Months Ended July 1, 2023
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$77,332	$15,998	$61,641	$154,971	$147,062	$33,945	$97,409	$278,416
Private sector	19,396	38,034	10,237	67,667	37,876	72,933	17,730	128,539
Total gross revenues	$96,728	$54,032	$71,878	$222,638	$184,938	$106,878	$115,139	$406,955

Gross revenues by contract type were as follows:

	Three Months Ended June 29, 2024				Six Months Ended June 29, 2024
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$96,738	$46,778	$68,599	$212,115	$183,167	$92,511	$130,100	$405,778
Fixed-unit price contracts	4,107	16,829	3,275	24,211	7,929	31,071	4,843	43,843
Total gross revenues	$100,845	$63,607	$71,874	$236,326	$191,096	$123,582	$134,943	$449,621

	Three Months Ended July 1, 2023				Six Months Ended July 1, 2023
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$93,185	$38,670	$70,274	$202,129	$177,042	$79,294	$113,501	$369,837
Fixed-unit price contracts	3,543	15,362	1,604	20,509	7,896	27,584	1,638	37,118
Total gross revenues	$96,728	$54,032	$71,878	$222,638	$184,938	$106,878	$115,139	$406,955

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 16 – Stockholders' Equity
Accumulated Other Comprehensive Loss
The Company's accumulated other comprehensive loss consists of foreign currency translation adjustments related to the Company's foreign operations with functional currency other than the U.S. dollar. The after-tax changes in accumulated other comprehensive loss by component were as follows:

Accumulated Other Comprehensive Loss
Foreign currency translation adjustments balance, December 30, 2023	$(18)
Other comprehensive loss	(677)
Foreign currency translation adjustments balance, June 29, 2024	$(695)

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
Recent Acquisitions
We have completed five acquisitions during 2024. The aggregate purchase price for the five acquisitions was $64,300, including $56,427 in cash, $3,534 of our common stock, and potential earn-outs of up to $14,100 payable in cash, which were recorded at an estimated fair value of $4,339. The cash portions of the purchase prices and other related costs associated with the transactions were partially financed through the Company's amended and restated credit agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility") with Bank of America, N.A. and other lenders party thereto. See Note 10, Notes Payable and Other Obligations, of the Notes to the Consolidated Financial Statements included elsewhere herein for further detail on the Second A&R Credit Agreement. An option-based model and a probability-weighted approach were used to determine the fair value of the earn-outs, which are generally accepted valuation techniques that embody all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair values of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2024 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, prepaid expenses, deferred tax liabilities, and other certain liabilities.
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
Results of Operations
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gross revenues	$236,326	$222,638	$449,621	$406,955
Direct costs	113,055	112,338	213,521	200,657
Gross profit	123,271	110,300	236,100	206,298
Operating expenses	111,391	89,862	219,510	176,875
Income from operations	11,880	20,438	16,590	29,423
Interest expense	(4,606)	(3,648)	(8,797)	(5,229)
Income tax benefit (expense)	633	(1,377)	522	(2,834)
Net income	$7,907	$15,413	$8,315	$21,360
Three Months Ended June 29, 2024 Compared to the Three Months Ended July 1, 2023
Gross Revenues
Our consolidated gross revenues increased by $13,688, or 6.1%, for the three months ended June 29, 2024 compared to the three months ended July 1, 2023. The increase in gross revenues was primarily due to incremental gross revenues from acquisitions of $13,864 completed since the second quarter of 2023 and organic increases in our international engineering and consulting services of $3,297 and infrastructure services of $2,697. These increases were partially offset by decreases in our liquefied natural gas ("LNG") business of $5,215 driven by project cycles and our power delivery and utility services of $1,209.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 52.2% and 49.5% for the three months ended June 29, 2024 and July 1, 2023, respectively. As a percentage of gross revenues, sub-consultant services and other direct costs decreased 2% and 1%, respectively. These decreases were partially offset by an increase in direct salaries and wages as a percentage of gross revenues of 0.3%. The decrease in sub-consultant services as a percentage of gross revenues was primarily driven by an increased proportion of infrastructure services that utilizes less sub-consultant services, a decrease in the proportion of our LNG business, and a mix of business in our geospatial solutions business requiring a lower level of sub-consultant services. The decrease in other direct costs as a percentage of gross revenues was primarily driven by a decrease in the proportion of our LNG business.
Operating expenses
Our operating expenses increased $21,529, or 24.0%, for the three months ended June 29, 2024 compared to the three months ended July 1, 2023. The increase in operating expenses primarily resulted from increased general and administrative expenses of $9,627, payroll costs of $9,161, and amortization expenses of $2,267. The increase in general and administrative expenses was primarily due to earn-out fair value adjustments of $6,655 that occurred during the three months ended July 1, 2023 that decreased the contingent consideration liability related to acquisitions, incremental expenses from acquisitions of $1,121, and an increase in information technology costs of $741. The increase in payroll costs was primarily driven by an increase in employees as compared to the prior year period driven by our 2023 and 2024 acquisitions. The increase in amortization expense was driven by acquisitions.
Interest Expense
Our interest expense increased $958 for the three months ended June 29, 2024 compared to the three months ended July 1, 2023. The increase in interest expense resulted from a higher weighted average interest rate and an increase in our Senior Credit Facility indebtedness.

Income taxes
Our effective income tax rate was (8.7%) and 8.2% for the three months ended June 29, 2024 and July 1, 2023, respectively. The decrease in the effective income tax rate was primarily the result of an increase in federal tax credits, partially offset by a decrease in excess tax benefits from stock-based payments in the second quarter of 2024.
Net income
Our net income decreased $7,506, or 48.7%, for the three months ended June 29, 2024 compared to the three months ended July 1, 2023. The decrease was primarily a result of increases in general and administrative expenses of $9,627, payroll costs of $9,161, amortization expenses of $2,267, and interest expense of $958, partially offset by an increase in gross profit of $12,971.
Six Months Ended June 29, 2024 Compared to the Six Months Ended July 1, 2023
Gross Revenues
Our consolidated gross revenues increased by $42,666, or 10.5%, for the six months ended June 29, 2024 compared to the six months ended July 1, 2023. The increase in gross revenues was primarily due to incremental gross revenues from acquisitions of $37,605 completed since the beginning of fiscal 2023 and organic increases in our infrastructure services of $5,286, geospatial solutions business of $5,239, international engineering and consulting services of $4,836, civil program management services of $2,855, and real estate transaction services of $1,830. These increases were partially offset by decreases in our LNG business of $9,086 driven by project cycles and our power delivery and utility services of $3,674.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 52.5% and 50.7% for the six months ended June 29, 2024 and July 1, 2023, respectively. As a percentage of gross revenues, sub-consultant services and other direct costs decreased 1.3% and 0.8%, respectively. These decreases were partially offset by an increase in direct salaries and wages as a percentage of gross revenues of 0.3%. The decrease in sub-consultant services as a percentage of gross revenues was primarily driven by an increased proportion of infrastructure services that utilizes less sub-consultant services, a decrease in the proportion of our LNG business, and a mix of business in our geospatial solutions business requiring a lower level of sub-consultant services. The decrease in other direct costs as a percentage of gross revenues was primarily driven by a decrease in the proportion of our LNG business.
Operating expenses
Our operating expenses increased $42,635, or 24.1%, for the six months ended June 29, 2024 compared to the six months ended July 1, 2023. The increase in operating expenses primarily resulted from increased payroll costs of $21,923, general and administrative expenses of $13,948, and amortization expenses of $5,353. The increase in payroll costs was primarily driven by an increase in employees as compared to the prior year period driven by our 2023 and 2024 acquisitions. The increase in general and administrative expenses was primarily due to earn-out fair value adjustments of $7,514 that occurred during the six months ended July 1, 2023 that decreased the contingent consideration liability related to acquisitions, incremental expenses from acquisitions of $4,011, and an increase in information technology costs of $1,426. The increase in amortization expense was driven by acquisitions.
Interest Expense
Our interest expense increased $3,568 for the six months ended June 29, 2024 compared to the six months ended July 1, 2023. The increase in interest expense resulted from a higher weighted average interest rate and an increase in our Senior Credit Facility indebtedness.
Income taxes
Our effective income tax rate was (6.7%) and 11.7% for the six months ended June 29, 2024 and six months ended July 1, 2023, respectively. The decrease in the effective income tax rate was primarily the result of an increase in federal tax credits, partially offset by a decrease in excess tax benefits from stock-based payments in the second quarter of 2024.

Net income
Our net income decreased $13,045, or 61.1%, for the six months ended June 29, 2024 compared to the six months ended July 1, 2023. The decrease was primarily a result of increases in payroll costs of $21,923, general and administrative expenses of $13,948, amortization expenses of $5,353, and interest expense of $3,568, partially offset by an increase in gross profit of $29,802.
Segment Results of Operations
The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gross revenues
INF	$100,845	$96,728	$191,096	$184,938
BTS	63,607	54,032	123,582	106,878
GEO	71,874	71,878	134,943	115,139
Total gross revenues	$236,326	$222,638	$449,621	$406,955

Segment income before taxes
INF	$17,080	$16,745	$32,121	$33,726
BTS	$10,382	$8,113	$20,482	$16,531
GEO	$16,790	$14,814	$27,503	$21,835
For additional information regarding our reportable segments, see Note 15, Reportable Segments, of the Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Three Months Ended June 29, 2024 Compared to Three Months Ended July 1, 2023
INF Segment
Our gross revenues from INF increased $4,117, or 4.3%, during the three months ended June 29, 2024 compared to the three months ended July 1, 2023. The increase in gross revenues was primarily due to incremental gross revenues of $7,568 from acquisitions completed since the second quarter of 2023 and organic increases in our infrastructure services of $2,697 and civil program management services of $1,482. These increases were partially offset by decreases in our LNG business of $5,215 driven by project cycles and in our power delivery and utility services of $1,209.
Segment income before taxes from INF increased $335, or 2.0%, during the three months ended June 29, 2024 compared to the three months ended July 1, 2023. The increase was primarily due to increased gross revenues, partially offset by lower margins driven by our LNG business.
BTS Segment
Our gross revenues from BTS increased $9,575, or 17.7%, during the three months ended June 29, 2024 compared to the three months ended July 1, 2023. The increase in gross revenues was primarily due to incremental gross revenues of $5,330 from acquisitions completed since the second quarter of 2023 and organic increases in our international engineering and consulting services of $3,297.
Segment income before taxes from BTS increased $2,269, or 28.0% during the three months ended June 29, 2024 compared to the three months ended July 1, 2023. The increase was primarily due to increased gross revenues.

GEO Segment
Our gross revenues from GEO decreased $4 during the three months ended June 29, 2024 compared to the three months ended July 1, 2023.
Segment income before taxes from GEO increased $1,976, or 13.3%, during the three months ended June 29, 2024 compared to the three months ended July 1, 2023. The increase was due to increased margins driven by the mix of business requiring a lower level of sub-consultant services, partially offset by a decrease in revenue.
Six Months Ended June 29, 2024 Compared to Six Months Ended July 1, 2023
INF Segment
Our gross revenues from INF increased $6,158, or 3.3%, during the six months ended June 29, 2024 compared to the six months ended July 1, 2023. The increase in gross revenues was primarily due to incremental gross revenues of $13,228 from acquisitions completed since the beginning of fiscal 2023 and organic increases in our infrastructure services of $5,286 and civil program management services of $2,855. These increases were partially offset by decreases in our LNG business of $9,086 driven by project cycles and in our power delivery and utility services of $3,674.
Segment income before taxes from INF decreased $1,605, or 4.8%, during the six months ended June 29, 2024 compared to the six months ended July 1, 2023. The decrease was primarily due to decreased margins driven by our LNG business, partially offset by increased gross revenues.
BTS Segment
Our gross revenues from BTS increased $16,704, or 15.6%, during the six months ended June 29, 2024 compared to the six months ended July 1, 2023. The increase in gross revenues was primarily due to incremental gross revenues of $9,812 from acquisitions completed since the beginning of fiscal 2023 and organic increases in our international engineering and consulting services of $4,836 and real estate transactional services of $1,830.
Segment income before taxes from BTS increased $3,951, or 23.9% during the six months ended June 29, 2024 compared to the six months ended July 1, 2023. The increase was primarily due to increased gross revenues.
GEO Segment
Our gross revenues from GEO increased $19,804, or 17.2%, during the six months ended June 29, 2024 compared to the six months ended July 1, 2023. The increase in gross revenues was primarily due to incremental revenue of $14,565 from acquisitions completed since the beginning of fiscal 2023 and organic increases in our geospatial solution services of $5,239.
Segment income before taxes from GEO increased $5,668, or 26.0%, during the six months ended June 29, 2024 compared to the six months ended July 1, 2023. The increase was primarily due to increased gross revenues.
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

Operating activities
Net cash provided by operating activities was $8,242 for the six months ended June 29, 2024, compared to $25,502 during the six months ended July 1, 2023. The decrease was a result of decreases in net income and increases in working capital. The changes in our working capital that contributed to decreased cash flows from operations were primarily a result of increases in billed receivables of $15,556, increases in unbilled receivables of $15,200, and decreases in accrued liabilities and other-long term liabilities of $5,809, partially offset by increases in accounts payable of $12,719. The increases in billed and unbilled receivables were primarily due to timing of project billing cycles. The decreases in accrued liabilities and other long-term liabilities were primarily due to decreases in accrued operating expenses of $2,883 and accrued vacation of $1,556. The increase in accounts payable was primarily related to timing of payments.
Investing activities
During the six months ended June 29, 2024 and July 1, 2023, net cash used in investing activities totaled $62,603 and $196,186, respectively. The decrease in cash used in investing activities was primarily a result of decreased cash paid for acquisitions of $132,295.
Financing activities
Net cash flows provided by financing activities totaled $39,141 during the six months ended June 29, 2024 compared to $161,076 during the six months ended July 1, 2023. The decrease in cash provided by financing activities was primarily a result of decreased borrowings on our Senior Credit Facility of $122,000 during the six months ended June 29, 2024.
Financing
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), we amended and restated our Credit Agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of our subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of our assets. The Second A&R Credit Agreement also includes an accordion feature permitting us to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of June 29, 2024 and December 30, 2023, the outstanding balance on the Second A&R Credit Agreement was $241,750 and $195,750, respectively.
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at our option, tied to a Eurocurrency rate equal either Term SOFR (Secured Overnight Financing Rate) or Daily Simple SOFR, plus in each case an applicable margin, or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on our consolidated leverage ratio. As of June 29, 2024 our interest rate was 6.7%.
The Second A&R Credit Agreement contains financial covenants that require us to maintain a consolidated net leverage ratio (the ratio of our pro forma consolidated net funded indebtedness to our pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
These financial covenants also require us to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of June 29, 2024, we were in compliance with the financial covenants.
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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $185 and $370 during the three and six months ended June 29, 2024 and July 1, 2023, respectively.
Other Obligations
We have aggregate obligations related to acquisitions of $3,915, $3,849, and $3,952 due in the remainder of fiscal 2024, 2025, and 2026, respectively. As of June 29, 2024, our weighted average interest rate on other outstanding obligations was 3.6%.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to either Term SOFR (Secured Overnight Financing Rate) or Daily Simple SOFR, plus in each case an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of June 29, 2024, there was $241,750 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $2,418 annually.
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
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities

During the three months ended June 29, 2024, the Company issued the following securities that were not registered under the Securities Act (amounts in thousands):

On April 2, 2024, we agreed to issue $1,000 of shares of our common stock as partial consideration in an acquisition. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

On April 4, 2024, we agreed to issue $1,500 of shares of our common stock as partial consideration in an acquisition. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

On May 15, 2024, we agreed to issue $600 of shares of our common stock as partial consideration in an acquisition. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
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

NV5 GLOBAL, INC.

/s/ Edward Codispoti
Date: August 8, 2024	Edward Codispoti Chief Financial Officer (Principal Financial and Accounting Officer)