Form 10-Q
period 2024-09-28
NV5 Global, Inc.
filed 2024-11-12
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of November 11, 2024, there were 65,069,148 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	September 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$73,257	$44,824
Billed receivables, net	164,406	152,593
Unbilled receivables, net	143,274	111,304
Prepaid expenses and other current assets	18,185	18,376
Total current assets	399,122	327,097
Property and equipment, net	56,386	50,268
Right-of-use lease assets, net	33,743	36,836
Intangible assets, net	210,967	210,659
Goodwill	569,994	549,798
Deferred income tax assets, net	20,296	6,388
Other assets	2,695	3,149
Total assets	$1,293,203	$1,184,195

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$72,194	$54,397
Accrued liabilities	52,525	47,526
Billings in excess of costs and estimated earnings on uncompleted contracts	56,082	59,373
Other current liabilities	2,746	2,263
Current portion of contingent consideration	2,653	3,922
Current portion of notes payable and other obligations	8,627	9,267
Total current liabilities	194,827	176,748
Contingent consideration, less current portion	2,970	143
Other long-term liabilities	23,973	26,930
Notes payable and other obligations, less current portion	248,432	205,468
Total liabilities	470,202	409,289

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized, 65,155,904 and 63,581,020 shares issued and outstanding as of September 28, 2024 and December 30, 2023, respectively	652	636
Additional paid-in capital	532,638	507,779
Accumulated other comprehensive income (loss)	653	(18)
Retained earnings	289,058	266,509
Total stockholders’ equity	823,001	774,906
Total liabilities and stockholders’ equity	$1,293,203	$1,184,195
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Gross revenues	$250,885	$237,545	$694,750	$642,301

Direct costs:
Salaries and wages	60,574	56,853	178,419	162,316
Sub-consultant services	46,910	44,960	114,324	112,367
Other direct costs	13,891	21,468	40,964	49,357
Total direct costs	121,375	123,281	333,707	324,040

Gross profit	129,510	114,264	361,043	318,261

Operating expenses:
Salaries and wages, payroll taxes, and benefits	66,922	60,262	200,466	171,883
General and administrative	20,897	20,257	64,320	49,728
Facilities and facilities related	5,873	6,011	17,869	17,208
Depreciation and amortization	15,303	12,981	44,745	36,371
Total operating expenses	108,995	99,511	327,400	275,190

Income from operations	20,515	14,753	33,643	43,071

Interest expense	(4,547)	(3,882)	(13,344)	(9,111)

Income before income tax benefit (expense)	15,968	10,871	20,299	33,960
Income tax benefit (expense)	1,110	2,185	2,250	(382)
Net income	$17,078	$13,056	$22,549	$33,578

Earnings per share:
Basic	$0.28	$0.21	$0.37	$0.56
Diluted	$0.27	$0.21	$0.36	$0.54

Weighted average common shares outstanding:
Basic	61,982,888	60,840,402	61,500,930	60,143,591
Diluted	63,042,962	61,991,348	62,769,575	61,794,767

Comprehensive income:
Net income	$17,078	$13,056	$22,549	$33,578
Foreign currency translation income (loss), net of tax	1,348	(421)	671	(612)
Comprehensive income	$18,426	$12,635	$23,220	$32,966
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount				Total
Balance, July 1, 2023	63,563,632	$636	$496,558	$(191)	$243,307	$740,310
Stock-based compensation	—	—	5,459	—	—	5,459
Restricted stock issuance, net	(8,852)	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(2,920)	—	(81)	—	—	(81)
Stock issuance for acquisitions	8,364	—	196	—	—	196
Payment of contingent consideration with common stock	11,424	—	300	—	—	300
Other comprehensive loss	—	—	—	(421)	—	(421)
Net income	—	—	—	—	13,056	13,056
Balance, September 30, 2023	63,571,648	$636	$502,432	$(612)	$256,363	$758,819

Balance, June 29, 2024	65,122,404	$652	$526,929	$(695)	$271,980	$798,866
Stock-based compensation	—	—	5,463	—	—	5,463
Restricted stock issuance, net	22,000	—	—	—	—	—
Stock issuance for acquisitions	11,500	—	246	—	—	246
Other comprehensive income	—	—	—	1,348	—	1,348
Net income	—	—	—	—	17,078	17,078
Balance, September 28, 2024	65,155,904	$652	$532,638	$653	$289,058	$823,001
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Nine Months Ended
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount				Total
Balance, December 31, 2022	62,093,200	$621	$470,834	$—	$222,785	$694,240
Stock-based compensation	—	—	15,031	—	—	15,031
Restricted stock issuance, net	976,200	10	(10)	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(2,920)	—	(81)	—	—	(81)
Stock issuance for acquisitions	493,744	5	14,661	—	—	14,666
Reclassification of liability-classified awards to equity-classified awards	—	—	1,697	—	—	1,697
Payment of contingent consideration with common stock	11,424	—	300	—	—	300
Other comprehensive loss	—	—	—	(612)	—	(612)
Net income	—	—	—	—	33,578	33,578
Balance, September 30, 2023	63,571,648	$636	$502,432	$(612)	$256,363	$758,819

Balance, December 30, 2023	63,581,020	$636	$507,779	$(18)	$266,509	$774,906
Stock-based compensation	—	—	17,641	—	—	17,641
Restricted stock issuance, net	1,373,576	14	(14)	—	—	—
Stock issuance for acquisitions	177,212	2	4,203	—	—	4,205
Reclassification of liability-classified awards to equity-classified awards	—	—	2,429	—	—	2,429
Payment of contingent consideration with common stock	24,096	—	600	—	—	600
Other comprehensive income	—	—	—	671	—	671
Net income	—	—	—	—	22,549	22,549
Balance, September 28, 2024	65,155,904	$652	$532,638	$653	$289,058	$823,001
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$22,549	$33,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,289	40,443
Non-cash lease expense	9,516	10,346
Provision for doubtful accounts	1,072	940
Stock-based compensation	19,943	16,504
Change in fair value of contingent consideration	—	(7,518)
Gain on disposals of property and equipment	(653)	(633)
Other	296	—
Deferred income taxes	(14,038)	(25,861)
Amortization of debt issuance costs	556	573
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	(9,247)	(6,364)
Unbilled receivables	(28,930)	(26,902)
Prepaid expenses and other assets	3,029	1,944
Accounts payable	15,199	3,386
Accrued liabilities and other long-term liabilities	(6,063)	1,329
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,438)	4,288
Contingent consideration	(1,455)	(1,307)
Other current liabilities	486	689
Net cash provided by operating activities	57,111	45,435

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(54,347)	(189,109)
Proceeds from sale of assets	270	295
Purchase of property and equipment	(13,410)	(14,257)
Net cash used in investing activities	(67,487)	(203,071)

Cash flows from financing activities:
Borrowings from Senior Credit Facility	58,000	188,000
Payments on notes payable and other obligations	(6,122)	(6,399)
Payments of contingent consideration	(1,585)	(793)
Payments of borrowings from Senior Credit Facility	(12,000)	(15,000)
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	—	(81)
Net cash provided by financing activities	38,293	165,727

Effect of exchange rate changes on cash and cash equivalents	516	(193)

Net increase in cash and cash equivalents	28,433	7,898
Cash and cash equivalents – beginning of period	44,824	38,541
Cash and cash equivalents – end of period	$73,257	$46,439
See accompanying notes to consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Non-cash investing and financing activities:
Contingent consideration (earn-out)	$5,198	$325
Notes payable and other obligations issued for acquisitions	$—	$6,326
Stock issuance for acquisitions	$4,205	$14,666
Reclassification of liability-classified awards to equity-classified awards	$2,429	$1,697
Finance leases	$2,405	$888
Payment of contingent consideration with common stock	$600	$300
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
As of September 28, 2024, the Company had $1,000,339 of remaining performance obligations, of which $771,433 is expected to be recognized over the next 12 months and the majority of the balance over the next 24 months. Contracts for which work authorizations have been received are included in performance obligations. Performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
Contract Balances
The timing of revenue recognition, billings, and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. During the three and nine months ended September 28, 2024 the Company performed services and recognized $6,672 and $40,883, respectively, of revenue related to its contract liabilities that existed as of December 30, 2023.
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
As of August 1, 2024, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2024. Furthermore, there were no indicators, events, or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2024 through September 28, 2024.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Identifiable intangible assets primarily include customer backlog, customer relationships, trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on either a straight-line or sum-of-the-years' digits basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events, or changes in circumstances that would indicate intangible assets were impaired during the nine months ended September 28, 2024. See Note 8, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.
There have been no material changes in the Company's significant accounting policies described in the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2023.
Correction of Previously Issued Financial Statements
In mid-October 2024, in the course of completing the preparation of these unaudited consolidated financial statements, the Company identified out of period misstatements related to the estimated time to complete ("ETC") on acquired percentage-of-completion ("POC") projects related to the February 2023 acquisition of Continental Mapping Acquisition Corp. and its subsidiaries, including Axim Geospatial, LLC (collectively "Axim"). Incorrect ETCs utilized as part of purchase accounting created a misstatement of the Company's unbilled receivables, goodwill, intangible assets (customer relationships, backlog, and non-competes), and billings in excess of costs and estimated earnings on uncompleted contracts. Incorrect ETCs further created a misstatement of accounts payable, accrued liabilities, retained earnings, gross revenues, sub-consultant services, gross profit, amortization expense, income before income tax benefit (expense), income tax benefit (expense), net income, and earnings per share in the consolidated financial statements included in the Form 10-K for the period ending December 30, 2023, the interim periods in the Form 10-Qs filed within fiscal year 2023, and the most recently filed Form 10-Qs for the quarters ended March 30, 2024, and June 29, 2024. The Company assessed the materiality of the errors, including the presentation on prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin Topics 1.M and 1.N (formerly No. 99, Materiality), codified in Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections.
Based on this assessment, the Company concluded that these errors and the related impacts did not result in a material misstatement of our previously issued consolidated financial statements as of and for the period ending December 30, 2023, the interim periods on the Form 10-Qs filed within fiscal year 2023, and the most recently filed Form 10-Qs for the quarters ended March 30, 2024, and June 29, 2024. However, correcting the cumulative effect of these errors in the three months ended September 28, 2024 would have a significant effect on the results of operations for the periods. Accordingly, the Company revised its historical financial statements prospectively to correct these errors and to facilitate comparisons of the Company's current results to prior periods.
A summary of the corrections to the impacted financial statement line items in the Company's previously issued Consolidated Balance Sheet, Consolidated Statement of Net Income and Comprehensive Income, and Consolidated Statement of Cash Flows as of and for the year ended December 30, 2023 included in the previously filed Annual Report on Form 10-K and Consolidated Balance Sheet, Consolidated Statement of Net Income and Comprehensive Income, and Consolidated Statement of Cash Flows for periods presented below, which were presented in previously filed Quarterly Reports on Form 10-Q, are as follows:

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Consolidated Balance Sheet

	April 1, 2023
	As Reported	Adjustments	As Corrected
Assets
Current assets:
Cash and cash equivalents	$31,341	$—	$31,341
Billed receivables, net	145,799	—	145,799
Unbilled receivables, net	111,351	(2,326)	109,025
Prepaid expenses and other current assets	13,194	—	13,194
Total current assets	301,685	(2,326)	299,359
Property and equipment, net	49,438	—	49,438
Right-of-use lease assets, net	38,776	—	38,776
Intangible assets, net	213,517	(18,592)	194,925
Goodwill	483,236	25,225	508,461
Other assets	3,215	—	3,215
Total assets	$1,089,867	$4,307	$1,094,174

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,333	$174	$48,507
Accrued liabilities	56,073	(40)	56,033
Billings in excess of costs and estimated earnings on uncompleted contracts	37,327	12,877	50,204
Other current liabilities	1,556	—	1,556
Current portion of contingent consideration	10,606	—	10,606
Current portion of notes payable and other obligations	14,832	—	14,832
Total current liabilities	168,727	13,011	181,738
Contingent consideration, less current portion	2,695	—	2,695
Other long-term liabilities	28,638	—	28,638
Notes payable and other obligations, less current portion	153,084	—	153,084
Deferred income tax liabilities, net	16,853	(8,751)	8,102
Total liabilities	369,997	4,260	374,257

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized, 62,832,772 shares issued and outstanding as of April 1, 2023	628	—	628
Additional paid-in capital	490,510	—	490,510
Retained earnings	228,732	47	228,779
Total stockholders’ equity	719,870	47	719,917
Total liabilities and stockholders’ equity	$1,089,867	$4,307	$1,094,174

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Consolidated Balance Sheet

	July 1, 2023
	As Reported	Adjustments	As Corrected
Assets
Current assets:
Cash and cash equivalents	$28,827	$—	$28,827
Billed receivables, net	149,110	—	149,110
Unbilled receivables, net	107,192	(1,356)	105,836
Prepaid expenses and other current assets	20,501	—	20,501
Total current assets	305,630	(1,356)	304,274
Property and equipment, net	49,392	—	49,392
Right-of-use lease assets, net	38,628	—	38,628
Intangible assets, net	243,579	(17,756)	225,823
Goodwill	526,848	25,225	552,073
Other assets	3,751	—	3,751
Total assets	$1,167,828	$6,113	$1,173,941

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,578	$102	$55,680
Accrued liabilities	52,735	(23)	52,712
Billings in excess of costs and estimated earnings on uncompleted contracts	37,195	15,920	53,115
Other current liabilities	2,072	—	2,072
Current portion of contingent consideration	4,149	—	4,149
Current portion of notes payable and other obligations	14,800	—	14,800
Total current liabilities	166,529	15,999	182,528
Contingent consideration, less current portion	1,897	—	1,897
Other long-term liabilities	28,526	—	28,526
Notes payable and other obligations, less current portion	209,241	—	209,241
Deferred income tax liabilities, net	20,487	(9,048)	11,439
Total liabilities	426,680	6,951	433,631

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized, 63,563,632 shares issued and outstanding as of July 1, 2023	636	—	636
Additional paid-in capital	496,558	—	496,558
Accumulated other comprehensive loss	(191)	—	(191)
Retained earnings	244,145	(838)	243,307
Total stockholders’ equity	741,148	(838)	740,310
Total liabilities and stockholders’ equity	$1,167,828	$6,113	$1,173,941

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Consolidated Balance Sheet

	September 30, 2023
	As Reported	Adjustments	As Corrected
Assets
Current assets:
Cash and cash equivalents	$46,439	$—	$46,439
Billed receivables, net	166,859	—	166,859
Unbilled receivables, net	122,049	603	122,652
Prepaid expenses and other current assets	14,239	—	14,239
Total current assets	349,586	603	350,189
Property and equipment, net	49,930	—	49,930
Right-of-use lease assets, net	39,105	—	39,105
Intangible assets, net	236,433	(16,897)	219,536
Goodwill	527,030	25,225	552,255
Deferred income tax assets, net	—	3,420	3,420
Other assets	3,881	—	3,881
Total assets	$1,205,965	$12,351	$1,218,316

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$67,144	$(460)	$66,684
Accrued liabilities	64,538	86	64,624
Billings in excess of costs and estimated earnings on uncompleted contracts	42,808	19,620	62,428
Other current liabilities	2,286	—	2,286
Current portion of contingent consideration	3,845	—	3,845
Current portion of notes payable and other obligations	12,989	—	12,989
Total current liabilities	193,610	19,246	212,856
Contingent consideration, less current portion	1,897	—	1,897
Other long-term liabilities	29,102	—	29,102
Notes payable and other obligations, less current portion	215,642	—	215,642
Deferred income tax liabilities, net	5,797	(5,797)	—
Total liabilities	446,048	13,449	459,497

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized, 63,571,648 shares issued and outstanding as of September 30, 2023	636	—	636
Additional paid-in capital	502,432	—	502,432
Accumulated other comprehensive loss	(612)	—	(612)
Retained earnings	257,461	(1,098)	256,363
Total stockholders’ equity	759,917	(1,098)	758,819
Total liabilities and stockholders’ equity	$1,205,965	$12,351	$1,218,316

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Consolidated Balance Sheet

	December 30, 2023
	As Reported	Adjustments	As Corrected
Assets
Current assets:
Cash and cash equivalents	$44,824	$—	$44,824
Billed receivables, net	152,593	—	152,593
Unbilled receivables, net	113,271	(1,967)	111,304
Prepaid expenses and other current assets	18,376	—	18,376
Total current assets	329,064	(1,967)	327,097
Property and equipment, net	50,268	—	50,268
Right-of-use lease assets, net	36,836	—	36,836
Intangible assets, net	226,702	(16,043)	210,659
Goodwill	524,573	25,225	549,798
Deferred income tax assets, net	—	6,388	6,388
Other assets	3,149	—	3,149
Total assets	$1,170,592	$13,603	$1,184,195

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,865	$(468)	$54,397
Accrued liabilities	47,423	103	47,526
Billings in excess of costs and estimated earnings on uncompleted contracts	41,679	17,694	59,373
Other current liabilities	2,263	—	2,263
Current portion of contingent consideration	3,922	—	3,922
Current portion of notes payable and other obligations	9,267	—	9,267
Total current liabilities	159,419	17,329	176,748
Contingent consideration, less current portion	143	—	143
Other long-term liabilities	26,930	—	26,930
Notes payable and other obligations, less current portion	205,468	—	205,468
Deferred income tax liabilities, net	2,837	(2,837)	—
Total liabilities	394,797	14,492	409,289

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized, 63,581,020 shares issued and outstanding as of December 30, 2023	636	—	636
Additional paid-in capital	507,779	—	507,779
Accumulated other comprehensive loss	(18)	—	(18)
Retained earnings	267,398	(889)	266,509
Total stockholders’ equity	775,795	(889)	774,906
Total liabilities and stockholders’ equity	$1,170,592	$13,603	$1,184,195

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Consolidated Balance Sheet

	March 30, 2024
	As Reported	Adjustments	As Corrected
Assets
Current assets:
Cash and cash equivalents	$44,766	$—	$44,766
Billed receivables, net	149,206	—	149,206
Unbilled receivables, net	120,705	(2,104)	118,601
Prepaid expenses and other current assets	17,435	—	17,435
Total current assets	332,112	(2,104)	330,008
Property and equipment, net	54,103	—	54,103
Right-of-use lease assets, net	37,942	—	37,942
Intangible assets, net	246,074	(15,363)	230,711
Goodwill	536,908	25,225	562,133
Deferred income tax assets, net	2,339	8,990	11,329
Other assets	2,479	—	2,479
Total assets	$1,211,957	$16,748	$1,228,705

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$52,781	$(116)	$52,665
Accrued liabilities	53,999	(210)	53,789
Billings in excess of costs and estimated earnings on uncompleted contracts	40,212	18,294	58,506
Other current liabilities	2,167	—	2,167
Current portion of contingent consideration	3,436	—	3,436
Current portion of notes payable and other obligations	9,634	—	9,634
Total current liabilities	162,229	17,968	180,197
Contingent consideration, less current portion	1,610	—	1,610
Other long-term liabilities	27,564	—	27,564
Notes payable and other obligations, less current portion	237,274	—	237,274
Total liabilities	428,677	17,968	446,645

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized, 63,815,632 shares issued and outstanding as of March 30, 2024	638	—	638
Additional paid-in capital	515,355	—	515,355
Accumulated other comprehensive loss	(519)	—	(519)
Retained earnings	267,806	(1,220)	266,586
Total stockholders’ equity	783,280	(1,220)	782,060
Total liabilities and stockholders’ equity	$1,211,957	$16,748	$1,228,705

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Consolidated Balance Sheet

	June 29, 2024
	As Reported	Adjustments	As Corrected
Assets
Current assets:
Cash and cash equivalents	$29,355	$—	$29,355
Billed receivables, net	161,894	—	161,894
Unbilled receivables, net	140,006	(8,399)	131,607
Prepaid expenses and other current assets	22,991	580	23,571
Total current assets	354,246	(7,819)	346,427
Property and equipment, net	55,675	—	55,675
Right-of-use lease assets, net	36,135	—	36,135
Intangible assets, net	237,789	(14,936)	222,853
Goodwill	543,708	25,225	568,933
Deferred income tax assets, net	4,744	8,713	13,457
Other assets	2,086	—	2,086
Total assets	$1,234,383	$11,183	$1,245,566

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,870	$(1,655)	$60,215
Accrued liabilities	44,202	(448)	43,754
Billings in excess of costs and estimated earnings on uncompleted contracts	35,441	17,019	52,460
Other current liabilities	2,348	—	2,348
Current portion of contingent consideration	2,436	—	2,436
Current portion of notes payable and other obligations	8,537	—	8,537
Total current liabilities	154,834	14,916	169,750
Contingent consideration, less current portion	2,328	—	2,328
Other long-term liabilities	25,935	—	25,935
Notes payable and other obligations, less current portion	248,687	—	248,687
Total liabilities	431,784	14,916	446,700

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized, 65,122,404 shares issued and outstanding as of June 29, 2024	652	—	652
Additional paid-in capital	526,929	—	526,929
Accumulated other comprehensive loss	(695)	—	(695)
Retained earnings	275,713	(3,733)	271,980
Total stockholders’ equity	802,599	(3,733)	798,866
Total liabilities and stockholders’ equity	$1,234,383	$11,183	$1,245,566

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Consolidated Statement of Net Income and Comprehensive Income

	Three Months Ended
	April 1, 2023
	As Reported	Adjustments	As Corrected
Gross revenues	$184,317	$(126)	$184,191

Direct costs:
Salaries and wages	48,384	—	48,384
Sub-consultant services	27,615	174	27,789
Other direct costs	12,320	—	12,320
Total direct costs	88,319	174	88,493

Gross profit	95,998	(300)	95,698

Operating expenses:
Salaries and wages, payroll taxes, and benefits	52,672	—	52,672
General and administrative	17,920	—	17,920
Facilities and facilities related	5,374	—	5,374
Depreciation and amortization	11,047	(360)	10,687
Total operating expenses	87,013	(360)	86,653

Income from operations	8,985	60	9,045

Interest expense	(1,581)	—	(1,581)

Income before income tax expense	7,404	60	7,464
Income tax expense	(1,457)	(13)	(1,470)
Net income and comprehensive income	$5,947	$47	$5,994

Earnings per share:
Basic	$0.10	$—	$0.10
Diluted	$0.10	$—	$0.10

Weighted average common shares outstanding:
Basic	59,533,946	—	59,533,946
Diluted	61,533,748	—	61,533,748

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Consolidated Statement of Net Income and Comprehensive Income

	Three Months Ended			Six Months Ended
	July 1, 2023			July 1, 2023
	As Reported	Adjustments	As Corrected	As Reported	Adjustments	As Corrected
Gross revenues	$222,638	$(2,073)	$220,565	$406,955	$(2,199)	$404,756

Direct costs:
Salaries and wages	57,079	—	57,079	105,463	—	105,463
Sub-consultant services	39,690	(72)	39,618	67,304	102	67,406
Other direct costs	15,569	—	15,569	27,890	—	27,890
Total direct costs	112,338	(72)	112,266	200,657	102	200,759

Gross profit	110,300	(2,001)	108,299	206,298	(2,301)	203,997

Operating expenses:
Salaries and wages, payroll taxes, and benefits	58,949	—	58,949	111,621	—	111,621
General and administrative	11,551	—	11,551	29,472	—	29,472
Facilities and facilities related	5,823	—	5,823	11,197	—	11,197
Depreciation and amortization	13,539	(836)	12,703	24,585	(1,195)	23,390
Total operating expenses	89,862	(836)	89,026	176,875	(1,195)	175,680

Income from operations	20,438	(1,165)	19,273	29,423	(1,106)	28,317

Interest expense	(3,648)	—	(3,648)	(5,229)	—	(5,229)

Income before income tax (expense) benefit	16,790	(1,165)	15,625	24,194	(1,106)	23,088
Income tax (expense) benefit	(1,377)	280	(1,097)	(2,834)	268	(2,566)
Net income	$15,413	$(885)	$14,528	$21,360	$(838)	$20,522

Earnings per share:
Basic	$0.26	$(0.02)	$0.24	$0.36	$(0.02)	$0.34
Diluted	$0.25	$(0.01)	$0.24	$0.35	$(0.02)	$0.33

Weighted average common shares outstanding:
Basic	60,056,424	—	60,056,424	59,795,185	—	59,795,185
Diluted	61,807,154	—	61,807,154	61,686,138	—	61,686,138

Comprehensive income:
Net income	$15,413	$(885)	$14,528	$21,360	$(838)	$20,522
Foreign currency translation losses, net of tax	(191)	—	(191)	(191)	—	(191)
Comprehensive income	$15,222	$(885)	$14,337	$21,169	$(838)	$20,331

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Consolidated Statement of Net Income and Comprehensive Income

	Three Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2023
	As Reported	Adjustments	As Corrected	As Reported	Adjustments	As Corrected
Gross revenues	$239,287	$(1,742)	$237,545	$646,242	$(3,941)	$642,301

Direct costs:
Salaries and wages	56,853	—	56,853	162,316	—	162,316
Sub-consultant services	45,522	(562)	44,960	112,827	(460)	112,367
Other direct costs	21,468	—	21,468	49,357	—	49,357
Total direct costs	123,843	(562)	123,281	324,500	(460)	324,040

Gross profit	115,444	(1,180)	114,264	321,742	(3,481)	318,261

Operating expenses:
Salaries and wages, payroll taxes, and benefits	60,262	—	60,262	171,883	—	171,883
General and administrative	20,257	—	20,257	49,728	—	49,728
Facilities and facilities related	6,011	—	6,011	17,208	—	17,208
Depreciation and amortization	13,840	(859)	12,981	38,426	(2,055)	36,371
Total operating expenses	100,370	(859)	99,511	277,245	(2,055)	275,190

Income from operations	15,074	(321)	14,753	44,497	(1,426)	43,071

Interest expense	(3,882)	—	(3,882)	(9,111)	—	(9,111)

Income before income tax benefit (expense)	11,192	(321)	10,871	35,386	(1,426)	33,960
Income tax benefit (expense)	2,124	61	2,185	(710)	328	(382)
Net income	$13,316	$(260)	$13,056	$34,676	$(1,098)	$33,578

Earnings per share:
Basic	$0.22	$(0.01)	$0.21	$0.58	$(0.02)	$0.56
Diluted	$0.21	$—	$0.21	$0.56	$(0.02)	$0.54

Weighted average common shares outstanding:
Basic	60,840,402	—	60,840,402	60,143,591	—	60,143,591
Diluted	61,991,348	—	61,991,348	61,794,767	—	61,794,767

Comprehensive income:
Net income	$13,316	$(260)	$13,056	$34,676	$(1,098)	$33,578
Foreign currency translation losses, net of tax	(421)	—	(421)	(612)	—	(612)
Comprehensive income	$12,895	$(260)	$12,635	$34,064	$(1,098)	$32,966

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Consolidated Statement of Net Income and Comprehensive Income

	Fiscal Year Ended
	December 30, 2023
	As Reported	Adjustments	As Corrected
Gross revenues	$861,739	$(4,584)	$857,155

Direct costs:
Salaries and wages	215,608	—	215,608
Sub-consultant services	150,681	(468)	150,213
Other direct costs	65,088	—	65,088
Total direct costs	431,377	(468)	430,909

Gross profit	430,362	(4,116)	426,246

Operating expenses:
Salaries and wages, payroll taxes, and benefits	226,137	—	226,137
General and administrative	67,668	—	67,668
Facilities and facilities related	22,891	—	22,891
Depreciation and amortization	52,486	(2,909)	49,577
Total operating expenses	369,182	(2,909)	366,273

Income from operations	61,180	(1,207)	59,973

Interest expense	(12,970)	—	(12,970)

Income before income tax (expense) benefit	48,210	(1,207)	47,003
Income tax (expense) benefit	(3,597)	318	(3,279)
Net income	$44,613	$(889)	$43,724

Earnings per share:
Basic	$0.74	$(0.02)	$0.72
Diluted	$0.72	$(0.01)	$0.71

Weighted average common shares outstanding:
Basic	60,344,158	—	60,344,158
Diluted	61,897,301	—	61,897,301

Comprehensive income:
Net income	$44,613	$(889)	$43,724
Foreign currency translation losses, net of tax	(18)	—	(18)
Comprehensive income	$44,595	$(889)	$43,706

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Consolidated Statement of Net Income and Comprehensive Income

	Three Months Ended
	March 30, 2024
	As Reported	Adjustments	As Corrected
Gross revenues	$213,295	$(737)	$212,558

Direct costs:
Salaries and wages	56,454	—	56,454
Sub-consultant services	31,260	351	31,611
Other direct costs	12,753	—	12,753
Total direct costs	100,467	351	100,818

Gross profit	112,828	(1,088)	111,740

Operating expenses:
Salaries and wages, payroll taxes, and benefits	65,434	—	65,434
General and administrative	22,243	—	22,243
Facilities and facilities related	5,960	—	5,960
Depreciation and amortization	14,482	(680)	13,802
Total operating expenses	108,119	(680)	107,439

Income from operations	4,709	(408)	4,301

Interest expense	(4,191)	—	(4,191)

Income before income tax (expense) benefit	518	(408)	110
Income tax (expense) benefit	(110)	77	(33)
Net income	$408	$(331)	$77

Earnings per share:
Basic	$0.01	$(0.01)	$—
Diluted	$0.01	$(0.01)	$—

Weighted average common shares outstanding:
Basic	61,068,605	—	61,068,605
Diluted	62,536,103	—	62,536,103

Comprehensive income (loss):
Net income	$408	$(331)	$77
Foreign currency translation losses, net of tax	(501)	—	(501)
Comprehensive income (loss)	$(93)	$(331)	$(424)

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Consolidated Statement of Net Income and Comprehensive Income

	Three Months Ended			Six Months Ended
	June 29, 2024			June 29, 2024
	As Reported	Adjustments	As Corrected	As Reported	Adjustments	As Corrected
Gross revenues	$236,326	$(5,020)	$231,306	$449,621	$(5,757)	$443,864

Direct costs:
Salaries and wages	61,390	—	61,390	117,845	—	117,845
Sub-consultant services	37,342	(1,539)	35,803	68,602	(1,187)	67,415
Other direct costs	14,323	—	14,323	27,074	—	27,074
Total direct costs	113,055	(1,539)	111,516	213,521	(1,187)	212,334

Gross profit	123,271	(3,481)	119,790	236,100	(4,570)	231,530

Operating expenses:
Salaries and wages, payroll taxes, and benefits	68,110	—	68,110	133,544	—	133,544
General and administrative	21,178	—	21,178	43,420	—	43,420
Facilities and facilities related	6,035	—	6,035	11,996	—	11,996
Depreciation and amortization	16,068	(427)	15,641	30,550	(1,107)	29,443
Total operating expenses	111,391	(427)	110,964	219,510	(1,107)	218,403

Income from operations	11,880	(3,054)	8,826	16,590	(3,463)	13,127

Interest expense	(4,606)	—	(4,606)	(8,797)	—	(8,797)

Income before income tax benefit	7,274	(3,054)	4,220	7,793	(3,463)	4,330
Income tax benefit	633	541	1,174	522	619	1,141
Net income	$7,907	$(2,513)	$5,394	$8,315	$(2,844)	$5,471

Earnings per share:
Basic	$0.13	$(0.04)	$0.09	$0.14	$(0.05)	$0.09
Diluted	$0.13	$(0.04)	$0.09	$0.13	$(0.04)	$0.09

Weighted average common shares outstanding:
Basic	61,451,298	—	61,451,298	61,259,951	—	61,259,951
Diluted	62,684,701	—	62,684,701	62,630,525	—	62,630,525

Comprehensive income:
Net income	$7,907	$(2,513)	$5,394	$8,315	$(2,844)	$5,471
Foreign currency translation losses, net of tax	(176)	—	(176)	(677)	—	(677)
Comprehensive income	$7,731	$(2,513)	$5,218	$7,638	$(2,844)	$4,794

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Consolidated Statement of Cash Flows

	Three Months Ended
	April 1, 2023
	As Reported	Adjustments	As Corrected
Cash flows from operating activities:
Net income	$5,947	$47	$5,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,302	(360)	11,942
Non-cash lease expense	3,286	—	3,286
Provision for doubtful accounts	240	—	240
Stock-based compensation	5,826	—	5,826
Change in fair value of contingent consideration	(859)	—	(859)
Gain on disposals of property and equipment	(23)	—	(23)
Deferred income taxes	(5,603)	53	(5,550)
Amortization of debt issuance costs	194	—	194
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	9,560	—	9,560
Unbilled receivables	(13,999)	469	(13,530)
Prepaid expenses and other assets	4,857	—	4,857
Accounts payable	(15,884)	174	(15,710)
Accrued liabilities and other long-term liabilities	2,375	(40)	2,335
Billings in excess of costs and estimated earnings on uncompleted contracts	3,906	(343)	3,563
Contingent consideration	(800)	—	(800)
Other current liabilities	(43)	—	(43)
Net cash provided by operating activities	11,282	—	11,282

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(117,587)	—	(117,587)
Purchase of property and equipment	(6,110)	—	(6,110)
Net cash used in investing activities	(123,697)	—	(123,697)

Cash flows from financing activities:
Borrowings from Senior Credit Facility	110,000	—	110,000
Payments on notes payable	(4,085)	—	(4,085)
Payments of contingent consideration	(700)	—	(700)
Net cash provided by financing activities	105,215	—	105,215

Net decrease in cash and cash equivalents	(7,200)	—	(7,200)
Cash and cash equivalents – beginning of period	38,541	—	38,541
Cash and cash equivalents – end of period	$31,341	$—	$31,341

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Consolidated Statement of Cash Flows

	Six Months Ended
	July 1, 2023
	As Reported	Adjustments	As Corrected
Cash flows from operating activities:
Net income	$21,360	$(838)	$20,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,205	(1,195)	26,010
Non-cash lease expense	6,784	—	6,784
Provision for doubtful accounts	607	—	607
Stock-based compensation	10,728	—	10,728
Change in fair value of contingent consideration	(7,514)	—	(7,514)
Gain on disposals of property and equipment	(408)	—	(408)
Deferred income taxes	(7,673)	(245)	(7,918)
Amortization of debt issuance costs	365	—	365
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	10,882	—	10,882
Unbilled receivables	(9,842)	(501)	(10,343)
Prepaid expenses and other assets	(4,691)	—	(4,691)
Accounts payable	(8,164)	102	(8,062)
Accrued liabilities and other long-term liabilities	(5,698)	(23)	(5,721)
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,606)	2,700	(4,906)
Contingent consideration	(1,307)	—	(1,307)
Other current liabilities	474	—	474
Net cash provided by operating activities	25,502	—	25,502

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(186,242)	—	(186,242)
Proceeds from sale of assets	295	—	295
Purchase of property and equipment	(10,239)	—	(10,239)
Net cash used in investing activities	(196,186)	—	(196,186)

Cash flows from financing activities:
Borrowings from Senior Credit Facility	180,000	—	180,000
Payments on notes payable	(5,131)	—	(5,131)
Payments of contingent consideration	(793)	—	(793)
Payments of borrowings from Senior Credit Facility	(13,000)	—	(13,000)
Net cash provided by financing activities	161,076	—	161,076

Effect of exchange rate changes on cash and cash equivalents	(106)	—	(106)

Net decrease in cash and cash equivalents	(9,714)	—	(9,714)
Cash and cash equivalents – beginning of period	38,541	—	38,541
Cash and cash equivalents – end of period	$28,827	$—	$28,827

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30, 2023
	As Reported	Adjustments	As Corrected
Cash flows from operating activities:
Net income	$34,676	$(1,098)	$33,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,498	(2,055)	40,443
Non-cash lease expense	10,346	—	10,346
Provision for doubtful accounts	940	—	940
Stock-based compensation	16,504	—	16,504
Change in fair value of contingent consideration	(7,518)	—	(7,518)
Gain on disposals of property and equipment	(633)	—	(633)
Deferred income taxes	(25,447)	(414)	(25,861)
Amortization of debt issuance costs	573	—	573
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	(6,364)	—	(6,364)
Unbilled receivables	(24,442)	(2,460)	(26,902)
Prepaid expenses and other assets	1,944	—	1,944
Accounts payable	3,846	(460)	3,386
Accrued liabilities and other long-term liabilities	1,243	86	1,329
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,113)	6,401	4,288
Contingent consideration	(1,307)	—	(1,307)
Other current liabilities	689	—	689
Net cash provided by operating activities	45,435	—	45,435

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(189,109)	—	(189,109)
Proceeds from sale of assets	295	—	295
Purchase of property and equipment	(14,257)	—	(14,257)
Net cash used in investing activities	(203,071)	—	(203,071)

Cash flows from financing activities:
Borrowings from Senior Credit Facility	188,000	—	188,000
Payments on notes payable	(6,399)	—	(6,399)
Payments of contingent consideration	(793)	—	(793)
Payments of borrowings from Senior Credit Facility	(15,000)	—	(15,000)
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(81)	—	(81)
Net cash provided by financing activities	165,727	—	165,727

Effect of exchange rate changes on cash and cash equivalents	(193)	—	(193)

Net increase in cash and cash equivalents	7,898	—	7,898
Cash and cash equivalents – beginning of period	38,541	—	38,541
Cash and cash equivalents – end of period	$46,439	$—	$46,439

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Consolidated Statement of Cash Flows

	Fiscal Year Ended
	December 30, 2023
	As Reported	Adjustments	As Corrected
Cash flows from operating activities:
Net income	$44,613	$(889)	$43,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,020	(2,909)	55,111
Non-cash lease expense	13,562	—	13,562
Provision for doubtful accounts	1,261	—	1,261
Stock-based compensation	22,379	—	22,379
Change in fair value of contingent consideration	(9,280)	—	(9,280)
Gain on disposals of property and equipment	(694)	—	(694)
Other	(125)	—	(125)
Deferred income taxes	(25,709)	(421)	(26,130)
Amortization of debt issuance costs	758	—	758
Changes in operating assets and liabilities, net of impact of acquisitions:			—
Billed receivables	7,584	—	7,584
Unbilled receivables	(15,666)	110	(15,556)
Prepaid expenses and other assets	(2,292)	—	(2,292)
Accounts payable	(8,470)	(468)	(8,938)
Accrued liabilities and other long-term liabilities	(19,848)	103	(19,745)
Contingent consideration	(1,307)	—	(1,307)
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,243)	4,474	1,231
Other current liabilities	664	—	664
Net cash provided by operating activities	62,207	—	62,207

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(189,345)	—	(189,345)
Proceeds from sale of assets	720	—	720
Purchase of property and equipment	(17,166)	—	(17,166)
Net cash used in investing activities	(205,791)	—	(205,791)

Cash flows from financing activities:
Borrowings from Senior Credit Facility	188,000	—	188,000
Payments of borrowings from Senior Credit Facility	(26,000)	—	(26,000)
Payments on notes payable	(11,071)	—	(11,071)
Payments of contingent consideration	(993)	—	(993)
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(81)	—	(81)
Net cash provided by financing activities	149,855	—	149,855

Effect of exchange rate changes on cash and cash equivalents	12	—	12

Net increase in cash and cash equivalents	6,283	—	6,283
Cash and cash equivalents – beginning of period	38,541	—	38,541
Cash and cash equivalents – end of period	$44,824	$—	$44,824

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Consolidated Statement of Cash Flows

	Three Months Ended
	March 30, 2024
	As Reported	Adjustments	As Corrected
Cash flows from operating activities:
Net income	$408	$(331)	$77
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,043	(680)	15,363
Non-cash lease expense	3,293	—	3,293
Provision for doubtful accounts	491	—	491
Stock-based compensation	6,666	—	6,666
Gain on disposals of property and equipment	(3)	—	(3)
Other	(67)	—	(67)
Deferred income taxes	(5,175)	235	(4,940)
Amortization of debt issuance costs	185	—	185
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	7,283	—	7,283
Unbilled receivables	(5,727)	137	(5,590)
Prepaid expenses and other assets	1,496	—	1,496
Accounts payable	(3,584)	351	(3,233)
Accrued liabilities and other long-term liabilities	675	(311)	364
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,516)	599	(917)
Contingent consideration	(815)	—	(815)
Other current liabilities	(99)	—	(99)
Net cash provided by operating activities	19,554	—	19,554

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(45,334)	—	(45,334)
Proceeds from sale of assets	22	—	22
Purchase of property and equipment	(3,673)	—	(3,673)
Net cash used in investing activities	(48,985)	—	(48,985)

Cash flows from financing activities:
Borrowings from Senior Credit Facility	35,000	—	35,000
Payments on notes payable and other obligations	(4,380)	—	(4,380)
Payments of contingent consideration	(1,025)	—	(1,025)
Net cash provided by financing activities	29,595	—	29,595

Effect of exchange rate changes on cash and cash equivalents	(222)	—	(222)

Net decrease in cash and cash equivalents	(58)	—	(58)
Cash and cash equivalents – beginning of period	44,824	—	44,824
Cash and cash equivalents – end of period	$44,766	$—	$44,766

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Consolidated Statement of Cash Flows

	Six Months Ended
	June 29, 2024
	As Reported	Adjustments	As Corrected
Cash flows from operating activities:
Net income	$8,315	$(2,844)	$5,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,635	(1,107)	32,528
Non-cash lease expense	6,401	—	6,401
Provision for doubtful accounts	723	—	723
Stock-based compensation	13,988	—	13,988
Gain on disposals of property and equipment	(644)	—	(644)
Other	204	—	204
Deferred income taxes	(7,712)	512	(7,200)
Amortization of debt issuance costs	370	—	370
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	(4,674)	—	(4,674)
Unbilled receivables	(25,042)	6,432	(18,610)
Prepaid expenses and other assets	(1,619)	(580)	(2,199)
Accounts payable	4,555	(1,187)	3,368
Accrued liabilities and other long-term liabilities	(11,507)	(551)	(12,058)
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,384)	(675)	(8,059)
Contingent consideration	(1,455)	—	(1,455)
Other current liabilities	88	—	88
Net cash provided by operating activities	8,242	—	8,242

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(53,947)	—	(53,947)
Proceeds from sale of assets	249	—	249
Purchase of property and equipment	(8,905)	—	(8,905)
Net cash used in investing activities	(62,603)	—	(62,603)

Cash flows from financing activities:
Borrowings from Senior Credit Facility	58,000	—	58,000
Payments on notes payable and other obligations	(5,274)	—	(5,274)
Payments of contingent consideration	(1,585)	—	(1,585)
Payments of borrowings from Senior Credit Facility	(12,000)	—	(12,000)
Net cash provided by financing activities	39,141	—	39,141

Effect of exchange rate changes on cash and cash equivalents	(249)	—	(249)

Net decrease in cash and cash equivalents	(15,469)	—	(15,469)
Cash and cash equivalents – beginning of period	44,824	—	44,824
Cash and cash equivalents – end of period	$29,355	$—	$29,355

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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
On September 25, 2024, the Company announced a 4-for-1 forward split (the "Stock Split") of its common stock, par value $0.01 per share (the "Common Stock"), to be effected through an amendment to the Company's Amended and Restated Certificate of Incorporation (the "Amendment"). The Amendment also effected a proportionate increase in the number of shares of authorized Common Stock and became effective at 4:30 p.m. Eastern Time on October 9, 2024. As a result of the Stock Split, each holder of record of Common Stock as of the close of business on October 9, 2024 received three additional shares of Common Stock after the close of trading on October 10, 2024. Trading in the Common Stock commenced on a split-adjusted basis on October 11, 2024.
The weighted average number of shares outstanding in calculating basic earnings per share for the nine months ended September 28, 2024 and September 30, 2023 exclude 3,001,872 and 2,750,864 non-vested restricted shares, respectively. During the three and nine months ended September 28, 2024 there were 24,266 and 23,644 weighted average securities, respectively, which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met. During the three and nine months ended September 30, 2023, there were 89,460 and 127,544 weighted average securities, respectively, which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met.
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator:
Net income – basic and diluted	$17,078	$13,056	$22,549	$33,578

Denominator:
Basic weighted average shares outstanding	61,982,888	60,840,402	61,500,930	60,143,591
Effect of dilutive non-vested restricted shares and units	1,010,679	1,050,836	1,183,866	1,550,626
Effect of issuable shares related to acquisitions	49,395	100,110	84,779	100,550
Diluted weighted average shares outstanding	63,042,962	61,991,348	62,769,575	61,794,767
Note 5 – Business Acquisitions
2024 Acquisitions
The Company has completed six acquisitions during 2024. The aggregate purchase price for the six acquisitions was $65,159, including $56,427 in cash, $3,534 of the Company's common stock, and potential earn-outs of up to $14,100 payable in cash, which have been recorded at an estimated fair value of $5,198. The cash portions of the purchase prices and other related costs associated with the transactions were partially financed through the Company's amended and restated credit agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility") with Bank of America, N.A. and other lenders party thereto. See Note 10, Notes Payable and Other Obligations, for further detail on the Second A&R Credit Agreement. An option-based model and a probability-weighted approach were used to determine the fair value of the earn-outs, which are generally accepted valuation techniques that embody all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair values of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2024 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, prepaid expenses, deferred tax liabilities, and other certain liabilities.

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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during the nine months ended September 28, 2024 and the fiscal year ended December 30, 2023:

	2024	2023
	Total	VIS	Axim	Other	Total
Cash	$2,080	$7,027	$5,419	$1,316	$13,762
Billed and unbilled receivables, net	6,678	5,042	12,080	1,609	18,731
Right-of-use assets	2,583	2,162	1,643	552	4,357
Property and equipment	1,762	118	2,870	38	3,026
Prepaid expenses	1,070	1,503	1,180	17	2,700
Other assets	46	—	156	2	158
Intangible assets:
Customer relationships	29,390	35,626	36,439	2,526	74,591
Trade name	944	3,025	2,266	210	5,501
Customer backlog	4,455	894	2,155	943	3,992
Developed technology	—	4,024	2,185	—	6,209
Non-compete	2,753	26	414	254	694
Total Assets	$51,761	$59,447	$66,807	$7,467	$133,721
Liabilities	(5,995)	(16,689)	(26,889)	(2,297)	(45,875)
Deferred tax liabilities	(131)	(8,728)	(3,624)	(496)	(12,848)
Net assets acquired	$45,635	$34,030	$36,294	$4,674	$74,998

Consideration paid (Cash, Notes and/or stock)	$59,961	$75,371	$139,569	$8,867	$223,807
Contingent earn-out liability (Cash and stock)	5,198	—	—	610	610
Total Consideration	$65,159	$75,371	$139,569	$9,477	$224,417
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$19,524	$41,341	$103,275	$4,803	$149,419
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
The consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of businesses acquired from their respective dates of acquisition for the three and nine months ended September 28, 2024 and September 30, 2023.

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Gross revenues	$11,346	$31,228	$22,202	$65,960
Income before income taxes	$2,697	$4,559	$3,779	$8,000
General and administrative expenses for the three and nine months ended September 28, 2024 and September 30, 2023 include acquisition-related costs pertaining to the Company's acquisition activities. Acquisition-related costs were not material to the Company's consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and nine months ended September 28, 2024 and September 30, 2023 as if the fiscal 2024 and 2023 acquisitions had occurred at the beginning of fiscal year 2023. The pro forma information provided below is compiled from pre-acquisition financial information and includes pro forma adjustments for amortization expense of intangible assets to reflect the fair value of identified assets acquired, to record the effects of financing from the Company's Senior Credit Facility, to record the effects of promissory notes issued, adjustments to other certain expenses, and to record the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of these acquisitions actually been acquired at the beginning of fiscal year 2023 or (ii) future results of operations:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Gross revenues	$250,885	$249,184	$701,806	$700,879
Net income	$17,078	$12,425	$23,523	$30,383
Basic earnings per share	$0.28	$0.20	$0.38	$0.50
Diluted earnings per share	$0.27	$0.20	$0.37	$0.49
Note 6 – Billed and Unbilled Receivables
Billed and unbilled receivables consists of the following:

	September 28, 2024	December 30, 2023
Billed receivables	$168,289	$155,988
Less: allowance for doubtful accounts	(3,883)	(3,395)
Billed receivables, net	$164,406	$152,593

Unbilled receivables	$144,179	$113,578
Less: allowance for doubtful accounts	(905)	(2,274)
Unbilled receivables, net	$143,274	$111,304

Note 7 – Property and Equipment, net
Property and equipment, net, consists of the following:

	September 28, 2024	December 30, 2023
Office furniture and equipment	$4,188	$3,487
Computer equipment	37,581	31,999
Survey and field equipment	73,231	62,553
Leasehold improvements	7,471	6,881
Total	122,471	104,920
Less: accumulated depreciation	(66,085)	(54,652)
Property and equipment, net	$56,386	$50,268
Depreciation expense was $4,107 and $12,054 for the three and nine months ended September 28, 2024, respectively, of which $1,458 and $4,544 was included in other direct costs. Depreciation expense was $3,703 and $10,574 for the three and nine months ended September 30, 2023, respectively, of which $1,453 and $4,072 was included in other direct costs.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 8 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value by reportable segment for the nine months ended September 28, 2024 were as follows:

	Nine Months Ended
	December 30, 2023	2024 Acquisitions	Adjustments	Foreign Currency Translation of non-USD functional currency goodwill	September 28, 2024
INF	$91,658	$13,733	$—	$—	$105,391
BTS	115,945	2,911	—	80	118,936
GEO	342,195	2,880	517	75	345,667
Total	$549,798	$19,524	$517	$155	$569,994
Goodwill of $13,038 from acquisitions completed during the nine months ended September 28, 2024 is expected to be deductible for income tax purposes. During the nine months ended September 28, 2024, the Company recorded purchase price adjustments of $517 that increased goodwill related to 2023 acquisitions.
Intangible Assets
Intangible assets, net, as of September 28, 2024 and December 30, 2023 consist of the following:

	September 28, 2024			December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$326,974	$(140,268)	$186,706	$297,583	$(114,631)	$182,952
Trade name(2)	23,328	(20,121)	3,207	22,384	(18,327)	4,057
Customer backlog(3)	37,864	(35,302)	2,562	33,409	(31,227)	2,182
Non-compete(4)	17,574	(14,102)	3,472	14,821	(12,690)	2,131
Developed technology(5)	39,153	(24,133)	15,020	39,153	(19,816)	19,337
Total finite-lived intangible assets	$444,893	$(233,926)	$210,967	$407,350	$(196,691)	$210,659

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
(2) Amortized on a straight-line basis over their estimated lives (1 to 5 years)
(3) Amortized on a straight-line basis over their estimated lives (1 to 10 years)
(4) Amortized on a straight-line basis over their contractual lives (1 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 10 years)
The identifiable intangible assets acquired during the nine months ended September 28, 2024 consist of customer relationships, trade name, customer backlog, and non-competes with weighted average lives of 10.9 years, 1.9 years, 1.0 year, and 3.9 years, respectively. Amortization expense was $12,654 and $37,235 during the three and nine months ended September 28, 2024, respectively, and $10,731 and $29,869 during the three and nine months ended September 30, 2023, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 9 – Accrued Liabilities
Accrued liabilities consist of the following:

	September 28, 2024	December 30, 2023
Current portion of lease liability	$13,772	$13,972
Accrued vacation	5,848	7,295
Payroll and related taxes	19,164	8,782
Benefits	3,285	5,433
Accrued operating expenses	7,632	8,701
Other	2,824	3,343
Total	$52,525	$47,526
Note 10 – Notes Payable and Other Obligations
Notes payable and other obligations consists of the following:

	September 28, 2024	December 30, 2023
Senior credit facility	$241,750	$195,750
Uncollateralized promissory notes	10,340	15,303
Finance leases	5,655	4,408
Other obligations	673	1,188
Debt issuance costs, net of amortization	(1,359)	(1,914)
Total notes payable and other obligations	257,059	214,735
Current portion of notes payable and other obligations	8,627	9,267
Notes payable and other obligations, less current portion	$248,432	$205,468
As of September 28, 2024 and December 30, 2023, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), the Company amended and restated its Credit Agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of the Company's subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of the assets of the Company. The Second A&R Credit Agreement also includes an accordion feature permitting the Company to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of September 28, 2024 and December 30, 2023, the outstanding balance on the Second A&R Credit Agreement was $241,750 and $195,750, respectively.
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at the Company's option, tied to a Eurocurrency rate equal to either Term SOFR (Secured Overnight Financing Rate) or Daily Simple SOFR, plus in each case an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on the Company's consolidated leverage ratio. As of September 28, 2024, the Company's weighted average interest rate was 6.7%.

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
These financial covenants also require the Company to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of September 28, 2024, the Company was in compliance with the financial covenants.
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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $185 and $556 during the three and nine months ended September 28, 2024, respectively, and $208 and $573 during the three and nine months ended September 30, 2023, respectively.
Other Obligations
The Company has aggregate obligations related to acquisitions of $11,013 and $16,491 as of September 28, 2024 and December 30, 2023, respectively. As of September 28, 2024, the Company's weighted average interest rate on other outstanding obligations was 3.7%.
Note 11 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	September 28, 2024	December 30, 2023
Contingent consideration, beginning of the year	$4,065	$15,335
Additions for acquisitions	5,198	610
Reduction of liability for payments made	(3,640)	(2,600)
Decrease of liability related to re-measurement of fair value	—	(9,280)
Total contingent consideration, end of the period	5,623	4,065
Current portion of contingent consideration	2,653	3,922
Contingent consideration, less current portion	$2,970	$143

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
Note 13 – Stock-Based Compensation
In June 2023, the Company's stockholders approved the NV5 Global, Inc. 2023 Equity Incentive Plan (the "2023 Equity Plan"). The 2023 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of September 28, 2024, 7,213,696 shares of common stock are authorized, reserved, and registered for issuance under the 2023 Equity Plan. The restricted shares of common stock granted generally provide for service-based cliff vesting after two to four years following the grant date.
The following summarizes the activity of restricted stock awards during the nine months ended September 28, 2024:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
December 30, 2023	2,707,040	$26.16
Granted	1,398,808	$23.78
Vested	(878,528)	$22.90
Forfeited	(65,232)	$24.93
September 28, 2024	3,162,088	$26.06
Stock-based compensation expense relating to restricted stock awards during the three and nine months ended September 28, 2024 was $5,955 and $19,943, respectively, and $5,777 and $16,504 during the three and nine months ended September 30, 2023, respectively. Stock-based compensation expense during the three and nine months ended September 28, 2024 includes $492 and $2,302, respectively, of expense related to the Company's liability-classified awards. Stock-based compensation expense during the three and nine months ended September 30, 2023 includes $318 and $1,473, respectively, of expense related to the Company's liability-classified awards. The total estimated amount of the liability-classified awards for fiscal 2024 is approximately $8,625. Approximately $44,720 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.79 years, is unrecognized at September 28, 2024. The total fair value of restricted shares vested during the nine months ended September 28, 2024 and September 30, 2023 was $19,887 and $29,235, respectively.
Note 14 – Income Taxes
As of September 28, 2024 and December 30, 2023, the Company had net deferred income tax assets of $20,296 and $6,388, respectively. Net deferred income tax assets are primarily due to the capitalization of research and development costs under Section 174 of the Internal Revenue Code and the amortization of intangible assets.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The Company's effective income tax rate was (7.0%) and (11.1%) during the three and nine months ended September 28, 2024, respectively, and (20.1)% and 1.1% during the three and nine months ended September 30, 2023, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate was primarily due to an increase in federal tax credits and a decrease in the recognition of excess tax benefits from stock-based payments during the nine months ended September 28, 2024 as compared to the the nine months ended September 30, 2023.
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
Note 15 – Reportable Segments
The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (“Topic No. 280”). The Company is organized into three operating and reportable segments: Infrastructure ("INF"), which includes the Company's engineering, civil program management, utility services, and construction quality assurance practices; Building, Technology & Sciences ("BTS"), which includes the Company's clean energy consulting, data center commissioning and consulting, buildings and program management, MEP & technology design practices, and environmental health sciences; and Geospatial Solutions ("GEO"), which includes the Company's geospatial solution practices.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The Company evaluates the performance of these reportable segments based on their respective operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. The following tables set forth summarized financial information concerning our reportable segments:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Gross revenues
INF	$100,891	$102,136	$291,987	$287,074
BTS	65,699	57,235	189,281	164,113
GEO	84,295	78,174	213,482	191,114
Total gross revenues	$250,885	$237,545	$694,750	$642,301

Segment income before taxes
INF	$16,592	$15,902	$48,713	$49,628
BTS	10,944	10,226	31,426	26,757
GEO	22,998	14,783	45,932	34,317
Total Segment income before taxes	50,534	40,911	126,071	110,702
Corporate(1)	(34,566)	(30,040)	(105,772)	(76,742)
Total income before taxes	$15,968	$10,871	$20,299	$33,960
(1) Includes amortization of intangibles of $12,654 and $37,235 for the three and nine months ended September 28, 2024, respectively, and $10,731 and $29,869 during the three and nine months ended September 30, 2023, respectively.
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

	Three Months Ended September 28, 2024				Nine Months Ended September 28, 2024
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$100,891	$46,686	$79,267	$226,844	$291,987	$142,665	$200,754	$635,406
Foreign	—	19,013	5,028	24,041	—	46,616	12,728	59,344
Total gross revenues	$100,891	$65,699	$84,295	$250,885	$291,987	$189,281	$213,482	$694,750

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$102,136	$46,986	$73,994	$223,116	$287,074	$137,932	$182,237	$607,243
Foreign	—	10,249	4,180	14,429	—	26,181	8,877	35,058
Total gross revenues	$102,136	$57,235	$78,174	$237,545	$287,074	$164,113	$191,114	$642,301

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Gross revenue by customer were as follows:

	Three Months Ended September 28, 2024				Nine Months Ended September 28, 2024
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$75,986	$14,140	$68,108	$158,234	$218,505	$44,005	$172,968	$435,478
Private sector	24,905	51,559	16,187	92,651	73,482	145,276	40,514	259,272
Total gross revenues	$100,891	$65,699	$84,295	$250,885	$291,987	$189,281	$213,482	$694,750

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$81,236	$13,834	$67,340	$162,410	$228,298	$47,779	$162,550	$438,627
Private sector	20,900	43,401	10,834	75,135	58,776	116,334	28,564	203,674
Total gross revenues	$102,136	$57,235	$78,174	$237,545	$287,074	$164,113	$191,114	$642,301
Gross revenues by contract type were as follows:

	Three Months Ended September 28, 2024				Nine Months Ended September 28, 2024
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$96,592	$47,916	$82,170	$226,678	$279,759	$140,427	$206,514	$626,700
Fixed-unit price contracts	4,299	17,783	2,125	24,207	12,228	48,854	6,968	68,050
Total gross revenues	$100,891	$65,699	$84,295	$250,885	$291,987	$189,281	$213,482	$694,750

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$98,651	$40,666	$75,509	$214,826	$275,693	$119,960	$186,811	$582,464
Fixed-unit price contracts	3,485	16,569	2,665	22,719	11,381	44,153	4,303	59,837
Total gross revenues	$102,136	$57,235	$78,174	$237,545	$287,074	$164,113	$191,114	$642,301
Note 16 – Stockholders' Equity
Accumulated Other Comprehensive Loss
The Company's accumulated other comprehensive loss consists of foreign currency translation adjustments related to the Company's foreign operations with functional currency other than the U.S. dollar. The after-tax changes in accumulated other comprehensive loss by component were as follows:

Accumulated Other Comprehensive Income
Foreign currency translation adjustments balance, December 30, 2023	$(18)
Other comprehensive income	671
Foreign currency translation adjustments balance, September 28, 2024	$653

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
Recent Acquisitions
We have completed six acquisitions during 2024. The aggregate purchase price for the six acquisitions was $65,159, including $56,427 in cash, $3,534 of our common stock, and potential earn-outs of up to $14,100 payable in cash, which were recorded at an estimated fair value of $5,198. The cash portions of the purchase prices and other related costs associated with the transactions were partially financed through the Company's amended and restated credit agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility") with Bank of America, N.A. and other lenders party thereto. See Note 10, Notes Payable and Other Obligations, of the Notes to the Consolidated Financial Statements included elsewhere herein for further detail on the Second A&R Credit Agreement. An option-based model and a probability-weighted approach were used to determine the fair value of the earn-outs, which are generally accepted valuation techniques that embody all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair values of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2024 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, prepaid expenses, deferred tax liabilities, and other certain liabilities.
Segments
Our operations are organized into three operating and reportable segments:
•Infrastructure ("INF") – includes our engineering, civil program management, utility services, and construction quality assurance practices;
•Building, Technology & Sciences ("BTS") – includes our clean energy consulting, data center commissioning and consulting, buildings and program management, MEP & technology design practices, and environmental health sciences; and
•Geospatial Solutions ("GEO") – includes our geospatial solution practices.
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
Results of Operations
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Gross revenues	$250,885	$237,545	$694,750	$642,301
Direct costs	121,375	123,281	333,707	324,040
Gross profit	129,510	114,264	361,043	318,261
Operating expenses	108,995	99,511	327,400	275,190
Income from operations	20,515	14,753	33,643	43,071
Interest expense	(4,547)	(3,882)	(13,344)	(9,111)
Income tax benefit (expense)	1,110	2,185	2,250	(382)
Net income	$17,078	$13,056	$22,549	$33,578
Three Months Ended September 28, 2024 Compared to the Three Months Ended September 30, 2023
Gross Revenues
Our consolidated gross revenues increased by $13,340, or 5.6%, for the three months ended September 28, 2024 compared to the three months ended September 30, 2023. The increase in gross revenues was primarily due to incremental gross revenues from acquisitions of $14,308 completed since the third quarter of 2023 and organic increases in our international engineering and consulting services of $5,225, geospatial solutions business of $5,171, and infrastructure services of $2,830. These increases were partially offset by decreases in our liquefied natural gas ("LNG") business of $12,468 driven by project cycles and our power delivery and utility services of $1,773.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 51.6% and 48.1% for the three months ended September 28, 2024 and September 30, 2023, respectively. As a percentage of gross revenues, other direct costs and sub-consultant services decreased 3.5% and 0.2%, respectively. These decreases were partially offset by an increase in direct salaries and wages as a percentage of gross revenues of 0.2%. The decrease in sub-consultant services as a percentage of gross revenues was primarily driven by an increased proportion of infrastructure services that utilizes less sub-consultant services and a mix of business in our geospatial solutions business requiring a lower level of sub-consultant services. The decrease in other direct costs as a percentage of gross revenues was primarily driven by a decrease in the proportion of our LNG business.
Operating expenses
Our operating expenses increased $9,484, or 9.5%, for the three months ended September 28, 2024 compared to the three months ended September 30, 2023. The increase in operating expenses primarily resulted from increased payroll costs of $6,660 and amortization expenses of $1,923. The increase in payroll costs was primarily driven by an increase in employees as compared to the prior year period driven by our 2023 and 2024 acquisitions. The increase in amortization expense was driven by acquisitions.
Interest Expense
Our interest expense increased $665 for the three months ended September 28, 2024 compared to the three months ended September 30, 2023. The increase in interest expense resulted from an increase in our Senior Credit Facility indebtedness.

Income taxes
Our effective income tax rate was (7.0%) and (20.1%) for the three months ended September 28, 2024 and September 30, 2023, respectively. The increase in the effective income tax rate was primarily the result of an increase in income before income taxes and a decrease in excess tax benefits from stock-based payments in the third quarter of 2024, partially offset by an increase in federal tax credits.
Net income
Our net income increased $4,022, or 30.8%, for the three months ended September 28, 2024 compared to the three months ended September 30, 2023. The increase was primarily the result of an increase in gross profit of $15,246, partially offset by increases in payroll costs of $6,660 and amortization expenses of $1,923, and a decrease in income tax benefits of $1,075.
Nine Months Ended September 28, 2024 Compared to the Nine Months Ended September 30, 2023
Gross Revenues
Our consolidated gross revenues increased by $52,449, or 8.2%, for the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023. The increase in gross revenues was primarily due to incremental gross revenues from acquisitions of $51,883 completed since the beginning of fiscal 2023 and organic increases in our international engineering and consulting services of $10,034, infrastructure services of $8,116, geospatial solutions business of $6,853, civil program management services of $4,532, and real estate transaction services of $1,793. These increases were partially offset by decreases in our LNG business of $21,553 driven by project cycles and our power delivery and utility services of $5,447.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 52.0% and 49.6% for the nine months ended September 28, 2024 and September 30, 2023, respectively. As a percentage of gross revenues, other direct costs and sub-consultant services decreased 1.8% and 1.0%, respectively. These decreases were partially offset by an increase in direct salaries and wages as a percentage of gross revenues of 0.4%. The decrease in sub-consultant services as a percentage of gross revenues was primarily driven by an increased proportion of infrastructure services that utilizes less sub-consultant services and a mix of business in our geospatial solutions business requiring a lower level of sub-consultant services. The decrease in other direct costs as a percentage of gross revenues was primarily driven by a decrease in the proportion of our LNG business.
Operating expenses
Our operating expenses increased $52,210, or 19.0%, for the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023. The increase in operating expenses primarily resulted from increased payroll costs of $28,583, general and administrative expenses of $14,592, and amortization expenses of $7,366. The increase in payroll costs was primarily driven by an increase in employees as compared to the prior year period driven by our 2023 and 2024 acquisitions. The increase in general and administrative expenses was primarily due to earn-out fair value adjustments of $7,518 that occurred during the nine months ended September 30, 2023 that decreased the contingent consideration liability related to acquisitions and incremental expenses from acquisitions of $5,193. The increase in amortization expense was driven by acquisitions.
Interest Expense
Our interest expense increased $4,233 for the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023. The increase in interest expense resulted from a higher weighted average interest rate and an increase in our Senior Credit Facility indebtedness.
Income taxes
Our effective income tax rate was (11.1%) and 1.1% for the nine months ended September 28, 2024 and nine months ended September 30, 2023, respectively. The decrease in the effective income tax rate was primarily the result of an increase in federal tax credits, partially offset by a decrease in excess tax benefits from stock-based payments.

Net income
Our net income decreased $11,029, or 32.8%, for the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily a result of increases in payroll costs of $28,583, general and administrative expenses of $14,592, amortization expenses of $7,366, and interest expense of $4,233, partially offset by an increase in gross profit of $42,782.
Segment Results of Operations
The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Gross revenues
INF	$100,891	$102,136	$291,987	$287,074
BTS	65,699	57,235	189,281	164,113
GEO	84,295	78,174	213,482	191,114
Total gross revenues	$250,885	$237,545	$694,750	$642,301

Segment income before taxes
INF	$16,592	$15,902	$48,713	$49,628
BTS	$10,944	$10,226	$31,426	$26,757
GEO	$22,998	$14,783	$45,932	$34,317
For additional information regarding our reportable segments, see Note 15, Reportable Segments, of the Notes to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Three Months Ended September 28, 2024 Compared to Three Months Ended September 30, 2023
INF Segment
Our gross revenues from INF decreased $1,245, or 1.2%, during the three months ended September 28, 2024 compared to the three months ended September 30, 2023. The decrease in gross revenues was primarily due to a decreases in our LNG business of $12,468 driven by project cycles. This decreases were partially offset by incremental gross revenues of $7,582 from acquisitions completed since the third quarter of 2023 and organic increases in our infrastructure services of $2,830 and civil program management services of $1,677.
Segment income before taxes from INF increased $690, or 4.3%, during the three months ended September 28, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to higher margins driven by our infrastructure services.
BTS Segment
Our gross revenues from BTS increased $8,464, or 14.8%, during the three months ended September 28, 2024 compared to the three months ended September 30, 2023. The increase in gross revenues was primarily due to incremental gross revenues of $5,776 from acquisitions completed since the third quarter of 2023 and organic increases in our international engineering and consulting services of $5,225.
Segment income before taxes from BTS increased $718, or 7.0% during the three months ended September 28, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to increased gross revenues.
GEO Segment
Our gross revenues from GEO increased $6,121, or 7.8%, during the three months ended September 28, 2024 compared to the three months ended September 30, 2023, primarily due to organic increases in our geospatial solutions services of $5,171 and incremental gross revenues of $950 from acquisitions completed since the third quarter of 2023.

Segment income before taxes from GEO increased $8,215, or 55.6%, during the three months ended September 28, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to increased gross revenues.
Nine Months Ended September 28, 2024 Compared to Nine Months Ended September 30, 2023
INF Segment
Our gross revenues from INF increased $4,913, or 1.7%, during the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023. The increase in gross revenues was primarily due to incremental gross revenues of $20,810 from acquisitions completed since the beginning of fiscal 2023 and organic increases in our infrastructure services of $8,116 and civil program management services of $4,532. These increases were partially offset by decreases in our LNG business of $21,553 driven by project cycles and in our power delivery and utility services of $5,447.
Segment income before taxes from INF decreased $915, or 1.8%, during the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to decreased margins driven by our LNG business, partially offset by increased gross revenues.
BTS Segment
Our gross revenues from BTS increased $25,168, or 15.3%, during the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023. The increase in gross revenues was primarily due to incremental gross revenues of $15,558 from acquisitions completed since the beginning of fiscal 2023 and organic increases in our international engineering and consulting services of $10,034 and real estate transactional services of $1,793. These increases were partially offset by decreases in our environmental health sciences services of $2,106.
Segment income before taxes from BTS increased $4,669, or 17.4% during the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to increased gross revenues.
GEO Segment
Our gross revenues from GEO increased $22,368, or 11.7%, during the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023. The increase in gross revenues was primarily due to incremental revenue of $15,515 from acquisitions completed since the beginning of fiscal 2023 and organic increases in our geospatial solution services of $6,853.
Segment income before taxes from GEO increased $11,615, or 33.8%, during the nine months ended September 28, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to increased gross revenues.
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
Operating activities
Net cash provided by operating activities was $57,111 for the nine months ended September 28, 2024, compared to $45,435 during the nine months ended September 30, 2023. The increase was a result of increases in our net income adjusted for noncash items, partially offset by changes in working capital. The changes in our working capital that contributed to decreased cash flows from operations was primarily a result of decreases in advanced billings and accrued liabilities and other long-term liabilities of $8,726 and $7,392, respectively, partially offset by increases in accounts payable of $11,813. The decrease in advanced billings was primarily due to timing of project billing cycles. The decrease in accrued liabilities was primarily due to a $4,869 decrease in taxes payable and a $2,839 decrease in accrued operating expenses. The increase in accounts payable was primarily due to timing of payments.

Investing activities
During the nine months ended September 28, 2024 and September 30, 2023, net cash used in investing activities totaled $67,487 and $203,071, respectively. The decrease in cash used in investing activities was primarily a result of decreased cash paid for acquisitions of $134,762.
Financing activities
Net cash flows provided by financing activities totaled $38,293 during the nine months ended September 28, 2024 compared to $165,727 during the nine months ended September 30, 2023. The decrease in cash provided by financing activities was primarily a result of decreased borrowings on our Senior Credit Facility of $130,000 during the nine months ended September 28, 2024.
Financing
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), we amended and restated our Credit Agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of our subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of our assets. The Second A&R Credit Agreement also includes an accordion feature permitting us to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of September 28, 2024 and December 30, 2023, the outstanding balance on the Second A&R Credit Agreement was $241,750 and $195,750, respectively.
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at our option, tied to a Eurocurrency rate equal either Term SOFR (Secured Overnight Financing Rate) or Daily Simple SOFR, plus in each case an applicable margin, or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on our consolidated leverage ratio. As of September 28, 2024 our weighted average interest rate was 6.7%.
The Second A&R Credit Agreement contains financial covenants that require us to maintain a consolidated net leverage ratio (the ratio of our pro forma consolidated net funded indebtedness to our pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
These financial covenants also require us to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of September 28, 2024, we were in compliance with the financial covenants.
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

Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $185 and $556 during the three and nine months ended September 28, 2024, respectively, and $208 and $573 during the three and nine months ended September 30, 2023, respectively.
Other Obligations
We have aggregate obligations related to acquisitions of $3,122, $3,881, and $4,010 due in the remainder of fiscal 2024, 2025, and 2026, respectively. As of September 28, 2024, our weighted average interest rate on other outstanding obligations was 3.7%.
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
Forward-looking statements are not historical factors and should not be read as a guarantee or assurance of future performance or results, and will not necessarily be accurate indications of the times at, or by, or if such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith beliefs, expectations and assumptions as of that time with respect to future events. Because forward-looking statements relate to the future, they are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals,
•changes in demand from the local and state government and private clients that we serve,
•any material outbreak or material escalation of international hostilities, including developments in the ongoing conflict involving Russia and the Ukraine or the war involving Israel and Hamas (including an escalation or geographical expansion of these conflicts in the Red Sea region), and the economic consequences of related events such as the imposition of economic sanctions and resulting market volatility,
•changes in general domestic and international economic conditions such as inflation rates, interest rates, tax rates, higher labor and healthcare costs, recessions, and changing government policies, laws and regulations, including those relating to energy efficiency,
•the U.S. government and other governmental and quasi-governmental budgetary and funding approval process,
•our ability to successfully execute our mergers and acquisitions strategy, including the integration of new companies into our business,
•the possibility that our contracts may be terminated by our clients,
•our ability to win new contracts and renew existing contracts,

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to either Term SOFR (Secured Overnight Financing Rate) or Daily Simple SOFR, plus in each case an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of September 28, 2024, there was $241,750 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $2,418 annually.
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company's Executive Chairman and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Executive Chairman and Chief Financial Officer concluded that, as of and for the period ending September 28, 2024, the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal controls over financial reporting as described below. The material weakness described herein did not result in a material misstatement to the Company's previously issued consolidated financial statements, nor in the consolidated financial statements included in this Quarterly Report on Form 10-Q.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
In February 2023, the Company acquired Continental Mapping Acquisition Corp. and its subsidiaries, including Axim Geospatial, LLC (collectively “Axim”). As the Company was in the process of a broader enterprise resource planning ("ERP") implementation, the Company delayed its ERP integration of Axim. As a result, certain of the Company’s project revenue controls at Axim were not designed at a sufficiently precise level. The Company has determined these control deficiencies constitute a material weakness.
Remediation Plan for Material Weakness
The Company is committed to maintaining a strong internal control environment. The Company is integrating Axim into the Company’s ERP system and its enhanced processes and controls as planned. The enhanced processes and controls under the Company’s ERP system will provide more detailed set up and review of Axim’s projects and a more comprehensive periodic analysis related to Axim’s percentage of completion projects. The material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. The Company will monitor the effectiveness of its remediation plan and refine its remediation plan as appropriate.
Changes in Internal Control Over Financial Reporting
As described above, the Company is taking steps to remediate the material weakness in its internal control over financial reporting. Other than the remediation process described above, there were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
There have been no material changes to any of the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2023, except as follows:
We have identified a material weakness in our internal control over financial reporting which, if not timely remediated, may adversely affect the accuracy and reliability of our future financial statements, and our reputation, business and the price of our common stock, as well as may lead to a loss of investor confidence in us.
As described under Item 4. “Controls and Procedures” above, management has concluded that a material weakness in our internal control over financial reporting existed as of September 30, 2024. This material weakness related to project revenue internal controls at Axim (a February 2023 acquisition) which were not designed at a sufficiently precise level. Accordingly, our internal control over financial reporting and our disclosure controls and procedures were not effective as of September 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
While we believe the steps described under Item 4 above will improve the effectiveness of our internal control over financial reporting and remediate the identified deficiencies, if our remediation efforts are insufficient to address the material weakness or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to analyze, record and report financial information accurately, to prepare our financial statements within the time periods specified by the rules and forms of the SEC and to otherwise comply with our reporting obligations under the federal securities laws and our long-term debt agreements will likely be adversely affected. The occurrence of, or failure to remediate, this material weakness and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability of our financial statements and have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended September 28, 2024, Dickerson Wright, the Company's Executive Chairman, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). The 10b5-1 trading arrangement was adopted by Mr. Wright on August 14, 2024 and provides for the sale of up to 640,000 Common Shares of the Company beginning December 10, 2024 and ending on the earlier of December 10, 2025 or the execution of all trades contemplated by the plan.

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

NV5 GLOBAL, INC.

/s/ Edward Codispoti
Date: November 12, 2024	Edward Codispoti Chief Financial Officer (Principal Financial and Accounting Officer)