Form 10-K
period 2024-12-28
NV5 Global, Inc.
filed 2025-02-21
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.3 billion. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 14, 2025, there were 65,227,706 shares outstanding of the registrant’s common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2025 definitive Proxy Statement are incorporated by reference into Part III of this Form 10-K.

NV5 GLOBAL, INC.
FORM 10-K ANNUAL REPORT

Cautionary Statement about Forward Looking Statements
Our disclosure and analysis in this Annual Report on Form 10-K and in our 2024 Annual Report to Stockholders, including all documents incorporated by reference, contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “project,” “may,” “might,” “should,” “would,” “will,” “likely,” “will likely result,” “continue,” “could,” “future,” “plan,” “possible,” “potential,” “target,” “forecast,” “goal,” “observe,” “seek,” “strategy,” and other words and terms of similar meaning, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements in this Annual Report on Form 10-K reflect the Company’s current views with respect to future events and financial performance.
Forward-looking statements are not historical factors and should not be read as a guarantee or assurance of future performance or results, and will not necessarily be accurate indications of the times at, or by, or if such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith beliefs, expectations, and assumptions as of that time with respect to future events. Because forward-looking statements relate to the future, they are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•our ability to retain the continued service of our key professionals and to identify, hire, and retain additional qualified professionals,
•changes in demand from the local and state government and private clients that we serve,
•any material outbreak or material escalation of international hostilities, including developments in the conflict involving Russia and the Ukraine or the war involving Israel and Hamas (including an escalation or geographical expansion of these conflicts in the Red Sea region), and the economic consequences of related events such as the imposition of economic sanctions and resulting market volatility,
•changes in general domestic and international economic conditions such as inflation rates, interest rates, tax rates, higher labor and healthcare costs, insurance rates, recessions, and changing government policies, laws, and regulations, including those relating to energy efficiency,
•the U.S. government and other governmental and quasi-governmental budgetary and funding approval process, including as a result of the incoming Administration
•our ability to successfully execute our mergers and acquisitions strategy, including the integration of new companies into our business,
•the possibility that our contracts may be terminated by our clients,
•our ability to win new contracts and renew existing contracts,
•competitive pressures and trends in our industry and our ability to successfully compete with our competitors,
•our dependence on a limited number of clients,
•our ability to complete projects timely, in accordance with our customers’ expectations, or profitability,
•our ability to successfully manage our growth strategy,
•our ability to raise capital in the future,
•the credit and collection risks associated with our clients,
•our ability to comply with procurement laws and regulations,
•weather conditions and seasonal revenue fluctuations that may adversely impact our financial results,
•the enactment of legislation that could limit the ability of local, state, and federal agencies to contract for our privatized services,

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

PART I
ITEM 1.    BUSINESS
Overview
NV5 Global is a provider of technology, conformity assessment, consulting solutions, and software applications to public and private sector clients in the infrastructure, utility services, construction, real estate, environmental, and geospatial markets, operating nationwide and abroad. The Company's clients include the U.S. Federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to:

●	Utility services	●	Commissioning
●	LNG services	●	Building program management
●	Engineering	●	Environmental health & safety
●	Civil program management	●	Real estate transaction services
●	Surveying	●	Energy efficiency & clean energy services
●	Conformity assessment	●	Mission critical services
●	Code compliance consulting	●	3D geospatial data modeling
●	Forensic services	●	Environmental & natural resources
●	Litigation support	●	Robotic survey solutions
●	Ecological studies	●	Geospatial data applications & software
●	MEP & technology design
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
Our clients include the U.S. Federal, state, municipal, and local government agencies, and military and defense clients. We also serve quasi-public and private sector clients from the education, healthcare, utility services, and public utilities, including schools, universities, hospitals, health care providers, and insurance providers.
During our 75 years in the engineering and consulting business, we have worked and continue to work with many clients including (in alphabetical order):

Airports	Commercial
Albuquerque International Sunport, NM	Bronx Zoo Astor Court Reconstruction, NY
Boston Logan Airport, MA	Cleveland Museum of Art, OH
Chicago O’Hare International Airport, IL	Las Vegas City Hall, NV
Dallas Fort Worth International Airport, TX	Manhattan Waterfront Greenway Improvement, NY
Fort Lauderdale Hollywood International Airport, FL	Massachusetts Division of Capital Asset Management, MA
JFK International Airport, NY	Rose Bowl Stadium, CA
Los Angeles World Airports, CA	The National World War II Museum, LA
McCarran International Airport, NV	Healthcare
Miami International Airport, FL	Atrium Health, NC
Orlando International Airport, FL	Boston Children's Hospital, MA
San Diego International Airport, CA	Cleveland Clinic, OH
Education and Public Institutions	Tufts Medical Center, MA

Colorado State University	University of Kansas Medical Center, KS
Florida State University, FL	Military
Harvard University, MA	National Geospatial-Intelligence Agency
Michigan State University, MI	Peterson Air Force Base, CO
New York City Department of Education	U.S. Army Corp Engineers
Princeton University, NJ	U.S. Department of Defense
Rutgers University, NJ	U.S. Department of Veteran Affairs
Rice University, TX	Power and Utilities
Stanford University, CA	Arizona Public Service, AZ
University of Florida	Duke Energy, NC
University of Illinois, IL	Florida Power and Light, FL
University of Iowa, IA	Minnesota Power, MN
University of Maryland, MD	National Grid
University of Massachusetts, MA	New York Power Authority, NY
University of Miami, FL	NextEra Energy, FL
University of Minnesota, MN	Pacific Gas & Electric
University of North Carolina, NC	PECO Energy Company
University of San Diego, CA	Piedmont Natural Gas, NC
University of Texas, TX	Portland General Electric, OR
University of Utah, UT	Potomac Electric Power Company
University of Virginia, VA	Sabal Trail Transmission Company
Wake Forest University, NC	San Diego Gas & Electric, CA
Federal, State, Municipal and Local Government Agencies	Southern California Gas Company, CA
Broward County, FL	Spectra Energy, TX
California Department of Resources	Transportation
City of Albuquerque, NM	California Department of Transportation, or Caltrans, CA
City of Austin, TX	California High Speed Rail, CA
City of Bakersfield, CA	Caldecott Tunnel
City of Carlsbad, CA	Colorado Department of Transportation
City of Colorado Springs, CO	County of Merced, CA
City of Fresno, CA	Florida Department of Transportation
City of Miami, FL	Georgia Department of Transportation
City of Oceanside, CA	Illinois Department of Transportation
City of Pasadena, CA	Macau Light Rail System
City of Philadelphia, PA	Massachusetts Port Authority
City of Phoenix, AZ	New Jersey Department of Transportation, NJ
City of Sacramento, CA	New Jersey Turnpike Authority, NJ
City of San Diego, CA	New Mexico Department of Transportation
Commonwealth of Kentucky	New York City Department of Transportation
County of San Diego, CA	New York Department of Transportation, NY
Imperial County, CA	North Carolina Department of Transportation
Kentucky Commonwealth Office of Technology	Oregon Department of Transportation
Los Angeles Department of Public Works, CA	Pennsylvania Department of Transportation
Miami-Dade County, FL	Port Authority of New York and New Jersey
Minnesota Department of Natural Resources	South Carolina Department of Transportation
Montana Department of Natural Resources and Conservation	United States Department of Transportation
National Aeronautics and Space Administration	Utah Department of Transportation, UT

National Oceanic and Atmospheric Administration	Washington State Department of Transportation
New York City Department of Parks & Recreation, NY	Wisconsin Department of Transportation
New York City Department of Design & Construction, NY	Water
New York City Economic Development Corporation, NY	California Department of Water Resources
New York City Housing Authority, NY	Colorado Water Conservation Board
New York Department of Environmental Protection	Metropolitan Water District of Southern California, CA
North Carolina Department of Information Technology	National Oceanic and Atmospheric Administration (NOAA)
North Central Texas Government	Poseidon Desalination Plant, CA
Oregon Geospatial Enterprise Office	South Florida Water Management District, FL
Oregon LiDAR Consortium	Southwest Florida Water Management District
San Diego County, CA
Santa Clara County Government, CA
U.S. Army Core of Engineers
U.S. Bureau of Land Management
U.S. Department of Energy
U.S. Department of Homeland Security
U.S. Environmental Protection Agency
U.S. Geological Survey (USGS)
U.S. National Geodetic Survey
Washington Department of Natural Resources
Worcester Housing Authority
Competitive Strengths
We believe we have the following competitive strengths:
Organizational structure that enhances client service. We operate our business using a flat organizational structure that approaches the market through service verticals rather than a matrix structure organized by geography, which is common among our competitors. Our structure ensures that clients have access to the entire platform of services we offer and the most highly qualified professionals within those service verticals, regardless of the location of the project. Our most skilled engineers and professionals in each service sector work directly with the clients requesting those services, which facilitates relationship-based interactions between our key employees and our clients and promotes long-term client relationships. In addition, our vertical structure encourages entrepreneurialism among our professionals.
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
Synergy among our service verticals. We create value for our clients and our shareholders by encouraging our professionals across service verticals to work together to pursue new work, new clients, and to expand the range of services we can provide our existing clients. Our commitment to cross-selling reduces our use of sub-consultants to meet our clients’ needs and helps maximize organic growth.
Strong, long-term client relationships. By combining local market experience and expert services in multiple verticals, we have developed strong relationships with our clients. Some of our professionals have worked with key clients for decades, including government transportation agencies, public utilities, and local or state municipalities. By serving as a long-term partner with our clients, we gain a deeper understanding of their overall business needs as well as the unique technical requirements of their projects.

Experienced, talented, and motivated employees. We employ licensed and experienced professionals with a broad array of specialties and a strong customer service orientation. Our senior staff have an average of more than 20 years of operating and management experience in the engineering and consulting industry. We prioritize the attraction, motivation, and retention of top professionals to serve our clients. Our compensation system includes performance-based incentives, including opportunities for stock ownership, to create an environment that we believe encourages our entrepreneurial culture, presents growth opportunities for our employees, and fosters long-term career paths for our technical professionals.
Industry-recognized quality of service. We have developed a strong reputation for quality service based upon our industry-recognized depth of experience, ability to attract and retain quality professionals, expertise across multiple service sectors, and our commitment to strategic growth. During the past several years, we have received many industry awards and national rankings, including:

●	Advisory Board at Harvard Graduate School of Design for Sustainable Infrastructure - 2024, 2023, 2022	●	Engineering News-Record Top 100 Pure Designers - #14 (2024), #12 (2023), #14 (2022)
●	Building Design + Construction Magazine’s Top State Government Building Engineering Firms - #9 (2023)	●	Engineering News-Record Top 150 Global Firms - #52 (2024)
●	Building Design + Construction Magazine’s Top Airport Terminal Engineering Firms - #12 (2024), #12 (2023), #8 (2022)	●	Engineering News-Record Top 20 Design Firm by Sector: Power List - #13 (2023), #12 (2022)
●	Building Design + Construction Magazine’s Top Engineering Firms - #11 (2024), #7 (2023)	●	Engineering News-Record Top 20 Design Firm by Sector: Water List - #19 (2023), #17 (2022)
●	Building Design + Construction Magazine’s Top Hospitality Facility Engineering Firms - #12 (2024), #8 (2023)	●	Engineering News-Record Top 200 Environmental Firms - #69 (2024), #62 (2023), #58 (2022)
●	Building Design + Construction Magazine’s Top Retail Sector Engineering and Engineering Architecture Firms - #14 (2024), #14 (2023)	●	Engineering News-Record Top 225 International Design Firms - 2024, 2023, 2022
●	Building Design + Construction Magazine’s Top K-12 School Engineering Firms - #22 (2024) #8 (2023), #6 (2022)	●	Engineering News-Record Top 50 Designers in International Markets List - #44 (2023), #48 (2022)
●	Building Design + Construction Magazine’s Top Local Government Building Engineering Firms - #14 (2023)	●	Engineering News-Record Top 500 Design Firms - #24 (2024), #22 (2023), #24 (2022)
●	Building Design + Construction Magazine’s Top University Building Engineering Firms - #10 (2024), #6 (2023)	●	Engineering News-Record Top California Design Firms - #8 (2021)
●	Building Design + Construction Magazine’s Top Office Building Engineering Firms - #20 (2024), #9 (2023)	●	Environmental Analyst Top 100 Environmental & Sustainability Consultancy Firms - #15 (2021)
●	Building Design + Construction Magazine's Top Data Center Architecture Firms - #8 (2024)	●	Environmental Business Journal Achievement Award in Technical Achievement - 2021
●	Consulting-Specifying Engineer Magazine Commissioning Giants List - #9 (2024), #17 (2023), #19 (2022)	●	Environmental Business Journal's Top 600 Environmental Consulting & Engineering Firms - #46 (2021)
●	Consulting-Specifying Engineer Magazine MEP Giants List - #21 (2024), #10 (2023), #18 (2022)	●	Forbes America's Best Small Companies - (2022)
Growth Strategies
We intend to pursue the following growth strategies as we seek to build organic growth, expand our market share, and position ourselves as a preferred, single-source provider of engineering and technical consulting:

Continue to focus on public sector clients while building private sector client capabilities. We have historically derived the majority of our revenue from public and quasi-public sector clients. For the fiscal years 2024, 2023, and 2022, approximately 63%, 68%, and 64%, respectively, of our gross revenues were attributable to public and quasi-public sector clients. During unsteady economic periods, we have focused on public sector business opportunities resulting from public agency outsourcing. We are also positioned to address the challenges presented by the aging infrastructure system of the U.S. and the need to provide solutions for electrical utilities, transportation, water, and wastewater requirements. However, we also seek to obtain additional clients in the private sector, which typically experiences greater growth during times of economic expansion, through networking, participating in professional organizations, and direct sales. We will continue to pursue private sector clients when such opportunities present themselves. We believe our ability to service the needs of both public and private sector clients gives us the flexibility to seek and obtain engagements regardless of the current economic conditions.
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
Seek strategic acquisitions to enhance or expand our services offerings. We seek acquisitions that allow us to expand or enhance our capabilities in existing service offerings, supplement existing service offerings with new, closely related service offerings, and expand the geographic footprint of our operations. In the analysis of new acquisitions, we pursue opportunities that provide the critical mass necessary to function as a profitable operation, that complement existing operations, and that have a strong potential for organic growth. NV5 pursues growing, profitable companies that provide tech-enabled solutions, with high profitability and potential barriers to entry. We believe that expanding our business through strategic acquisitions will give us economies of scale in the areas of finance, human resources, marketing, administration, information technology, and legal, while also providing cross-selling opportunities among our service offerings. For information on our recent acquisitions, refer to the “Recent Acquisitions” section included under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.
Reportable Segments
Our operations are organized into the following three operating and reportable segments:
Infrastructure ("INF"), includes our engineering, civil program management, utility services, and conformity assessment practices.
Building, Technology & Sciences ("BTS"), includes our clean energy consulting, data center commissioning and consulting, buildings and program management, MEP & technology design practices, and environmental health sciences.
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
Conformity Assessment
We provide conformity assessment services with respect to diverse projects including municipalities, departments of transportation, public and private buildings, major mixed-use projects, hospitals, senior living facilities, professional sports stadiums, cultural and performing arts centers, airports, hotels, hospitals and health care facilities, major public and private universities, and K-12 school districts. We offer these services on an “a la carte” or integrated start-to-finish basis that is intended to guide a client through each phase of a construction project. Our conformity assessment services generally include geotechnical studies, site inspections, audits, and evaluations of materials and workmanship necessary to determine and document the quality of the constructed facility. Before a project commences, we offer our clients a variety of assessment services, including environmental, geotechnical, and structural suitability. We perform these pre-construction evaluations in order to help detect any potential problems with the proposed site that could prevent or complicate the successful completion of the project. In addition, we evaluate the onsite building conditions and recommend the best methods and materials for site preparation, excavation, and building foundations.

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
Key Clients and Projects
We currently serve approximately 11,300 clients. Our ten largest clients accounted for approximately 25% of our gross revenues during the year ended December 28, 2024. No individual client represented more than 10% of our gross revenues during the years 2024, 2023, or 2022. Although we serve a highly diverse client base, during the years 2024, 2023, and 2022 approximately 63%, 68%, and 64%, respectively, of our gross revenues were attributable to public and quasi-public sector clients.
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
As our service offerings continue expanding, we anticipate increasing our cross-selling opportunities. Currently, we are often able to offer our conformity assessment services to clients in conjunction with our infrastructure, engineering, and support services. Another significant area of cross-selling has been our ability to leverage our electrical and gas design services throughout our national geographic network of offices by introducing our services to new utility service organizations.
The engineering, geospatial, and consulting industry focuses client relationships toward long-term, multi-project relationships. This requires that service providers commit considerable resources toward maintaining client relationships, including dedicating both technical and marketing resources tailored to the specific client’s needs. We are committed to maintaining our client relationships by remaining responsive to our clients’ needs and continuing to offer a broad range of quality service offerings and value-added solutions.
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
Human Capital Resources
Our experienced employees and management team are our most valuable resources and we are committed to attracting, motivating, and retaining top professionals to service our clients. As of December 28, 2024, we had 5,024 employees, including 4,714 full-time employees. We consider our employee relations to be good.
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
Competition
The engineering, geospatial, and consulting industry is highly fragmented and characterized by many small-scale companies that focus their operations on regional markets or specialized niche activities. As a result, we compete with a large number of regional, national, and global companies. The extent of our competition varies according to the particular markets and geographic area. The level and type of competition we face is also influenced by the nature and scope of a particular project.
Providers of engineering, consulting, and geospatial services primarily compete based on quality of service, relevant experience, staffing capabilities, reputation, geographic presence, stability, and price. Price differentiation remains an important element in competitive tendering and is the most significant factor in bidding for public sector consultancy contracts. The importance of the foregoing factors varies widely based upon the nature, location, and size of the project. We believe that certain economies of scale can be realized by service providers that establish a national reputation for providing engineering and consulting services in all our six service offerings. Since the demand for engineering and consulting services within each service offering is viewed as only moderately correlated with the demand for services within the other service offerings, we perceive that engineering and consulting firms can benefit considerably from diversified service offerings.
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
We believe our principal publicly listed and private company competitors include the following firms (in alphabetical order): AECOM (NYSE: ACM), AMEC Foster Wheeler (LSE: WG), Bureau Veritas SA (PAR: BVI), Burns & McDonnell, Dewberry, the Hill International division of Global Infrastructure Solutions Inc., Intertek Group plc (LSE:ITRK), Jacobs Solutions Inc. (NYSE: J), Leidos Holdings, Inc. (NYSE: LDOS), POWER Engineers, Incorporated, Stantec Inc. (TSX: STN), Tetra Tech, Inc. (NASDAQ: TTEK), TRC Companies, Inc., Willdan Group, Inc. (NASDAQ: WLDN), and Woolpert Inc.
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
Available Information
We use our website www.nv5.com as a channel of distribution of information about NV5 Global, although information contained on our website is not part of, or incorporated into, this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our corporate governance documents, including our code of conduct and ethics, are also available on our website. In this Annual Report on Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC and will be available, free of charge, on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available on our website.
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
•We depend on the continued services of Mr. Dickerson Wright, our Executive Chairman.
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
•We rely on third-party internal and outsourced software to run our critical accounting, project management, financial information systems, and cloud-based human capital management solutions.
•U.S. and global economic uncertainties may adversely impact our operating results.
•Unanticipated catastrophic events may adversely impact our business operations.
•We are highly dependent on information technology - system failures and breaches could significantly affect us.
•Cybersecurity breaches of our systems and information technology could adversely impact our ability to operate.
•Our business activities may require our employees to travel to and work in countries where there are high security risks, which may result in harm to our employees.
•The rate and manner in which we adopt and utilize innovations and new technologies may affect our service offerings, project delivery, our competitive position and the Company's brand.
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
•We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security.
Risks Related to Our Common Stock
•Our Executive Chairman owns a large percentage of our voting stock.
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
We depend on the continued services of Mr. Dickerson Wright, our Executive Chairman. We cannot assure you that we will be able to retain the services of Mr. Wright.
We are dependent upon the efforts and services of Mr. Dickerson Wright, our Executive Chairman, because of his knowledge, experience, skills, and relationships with major clients and other members of our management team. Mr. Wright's amended and restated employment agreement terminates in March 2026 with automatic renewal for successive one year terms, and Mr. Wright may terminate the agreement upon sixty days’ notice to us. The loss of the services of Mr. Wright for any reason could have an adverse effect on our operations.

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
We provide services to the U.S. Federal government, and considerable uncertainty exists regarding how future U.S. government budget and program decisions will unfold, including the spending priorities of the new Administration and Congress. If the U.S. government does not complete its budget process before its fiscal year-end on September 30, government operations may be funded by means of a continuing resolution.
The continuing resolution enacted on December 21, 2024, continues federal funding at fiscal year 2024 appropriated levels through March 14, 2025. Congress and President Trump must enact either full-year fiscal year 2025 appropriations bills or an additional continuing resolution to fund government departments and agencies after March 14, 2025, or a government shutdown could result. In the event of a shutdown, requirements to furlough employees in various government agencies could result in payment delays, impair our ability to perform work on existing contracts or otherwise impact our operations, negatively impact future contracts, and/or cause other disruptions or delays.
The U.S. government could also experience a disruption to its operations and/or payments in 2025 as a result of the U.S. Treasury exhausting extraordinary measures after reaching its debt limit. In addition, U.S. government discretionary spending in fiscal year 2024 and fiscal year 2025, was capped by the Fiscal Responsibility Act of 2023 (“FRA”). If a continuing resolution for fiscal year 2025 is in place on April 30, 2025, it would trigger a sequester under the FRA. These potential disruptions, and any broader macroeconomic impacts, could affect our current contracts and have a material effect on our financial position, results of operations and/or cash flows.
California state budgetary constraints may have a material adverse impact on us.
The state of California has historically been and is a key geographic region for our business. Approximately 28%, 26%, and 28% of our gross revenues during fiscal years 2024, 2023, and 2022, respectively, came from California-based projects. The timing and accessibility of budgetary funding, changes in state funding allocations to local agencies and municipalities, or other delays in purchasing for, or commencement of, projects may have a negative impact on our gross revenues and net income.
We derive a majority of our gross revenues from public and quasi-public governmental agencies, and any disruption in government funding or in our relationship with those agencies could adversely affect our business.
During fiscal 2024, approximately 63% of our gross revenues were attributable to public and quasi-public sector clients. A significant amount of our revenues are derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by numerous factors as noted below.

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
Government contracts are awarded through a regulated procurement process. The U.S. Federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as indefinite delivery/indefinite quantity (“IDIQ”) contracts, which generally require those contractors who have previously been awarded the IDIQ to engage in an additional competitive bidding process before a task order is issued. The increased competition may require us to make sustained efforts to reduce costs to realize revenue and profits under government contracts. If we are not successful in reducing the amount of costs we incur, our profitability on government contracts will be negatively impacted. The U.S. Federal government has also increased its use of IDIQs in which the client qualifies multiple contractors for a specific program and then awards specific task orders or projects among the qualified contractors. As a result, new work awards tend to be smaller and of shorter duration, since the orders represent individual tasks rather than large, programmatic assignments. In addition, even if we are qualified to work on a government contract, we may not be awarded certain contracts because of existing government policies designed to protect small businesses and underrepresented minority contractors. The federal government has in the past announced specific statutory goals regarding awarding prime and subcontracts to small businesses, women-owned small businesses, and small disadvantaged businesses, which may obligate us to involve such businesses as subcontractors with respect to these contracts at lower margins than when we use our own professionals. While we are unaware of any reason why our status as a public company would negatively impact our ability to compete for and be awarded government contracts, our inability to win or renew government contracts during regulated procurement processes or as a result of the policies pursuant to which these processes are implemented could harm our operations and significantly reduce or eliminate our profits.
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
Our ten largest clients accounted for approximately 25% of our gross revenues during the fiscal year ended December 28, 2024. The loss of, or reduction in orders from, these large clients could have a material adverse effect on our business, financial condition, and results of operations.
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
Lump-sum contracts typically require the performance of all the work under the contract for a specified lump-sum fee, subject to price adjustments if the scope of the project changes or unforeseen conditions arise. During fiscal 2024, 2023, and 2022, approximately 52%, 49%, and 44% of our revenue was recognized under lump-sum contracts. Lump-sum contracts expose us to a number of risks not inherent in cost-plus and time and material contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, problems with new technologies, delays beyond our control, failures of subcontractors to perform, and economic or other changes that may occur during the contract period. Losses under lump-sum contracts could adversely impact our results of operations.
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
Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. We face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services. Our ten largest clients accounted for approximately 25% of our gross revenues during fiscal 2024. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our ability to collect our receivables and, ultimately, our revenues and results of operations.
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
During fiscal 2024, 2023, and 2022, approximately 52%, 49%, and 44% of our revenues were associated with contracts accounting for using the percentage-of-completion method of revenue recognition. Our use of percentage-of-completion accounting requires that revenue and profit be recognized ratably over the life of the contract based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, including the achievement of award fees as well as the impact of change orders and claims, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. The uncertainties inherent in the estimating process make it possible for actual costs to vary materially from initial and updated estimates.

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

We rely on third-party internal and outsourced software to run our critical accounting, project management, financial information systems, and cloud-based human capital management solutions. As a result, any sudden loss, disruption, or unexpected costs to maintain these systems could significantly increase our operational expense and disrupt the management of our business operations.
We rely on third-party software to run our critical accounting, project management, financial information systems, and cloud-based human capital management solutions. We also depend on our software vendors to provide long-term software maintenance support for our information systems. Software vendors may decide to discontinue further development, integration, or long-term software maintenance support for our information systems, in which case we might need to abandon one or more of our current information systems and migrate some or all our accounting, project management, and financial information to other systems, thus increasing our operational expense as well as disrupting the management of our business operations.
U.S. and global economic uncertainties and specific conditions in the markets we address may adversely impact our operating results.
Over the past several years, the general worldwide economy has been affected, at various times, by slower economic activity, concerns about inflation and deflation, increased energy costs, international trade disputes and imbalances, and adverse business conditions. These conditions may make it difficult for our clients and vendors to accurately forecast future business activities, which could cause businesses to slow spending on services. Such conditions may also make it difficult for us to predict the short-term and long-term impacts of these trends on our business. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery worldwide or in our industry, and any such economic slowdown could have any adverse effect on our results of operations.
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
Our business activities may require our employees to travel to and work in countries where there are high security risks, which may result in employee death or injury, repatriation costs or other unforeseen costs.
Certain contracts require our employees travel to and work in high-risk countries that are undergoing political, social and economic upheavals resulting from war, civil unrest, criminal activity, acts of terrorism or public heath crises. As a result, we risk loss of or injury to our employees and may be subject to costs related to employee death or injury, repatriation or other unforeseen circumstances. We may choose or be forced to leave a country with little or no warning due to physical security risks.
The rate and manner in which we adopt and utilize innovations and new technologies may affect our service offerings, project delivery, our competitive position, and the Company’s brand.
NV5 strives to advance its service offerings into the areas of digital technology and scientific consulting services, and our ability to utilize new and emerging technologies is tied to the Company’s strategic objectives and growth aspirations. Our failure to leverage technological and other advancements in a profitable, legal, and cybersecure manner may impact our ability to compete, retain existing clients, and attract new clients. However, the implementation of new technologies creates additional risks. Our inability to implement policies and practices to balance the use of new technologies with the associated risks may affect the scope of our service offerings, project delivery, our competitive position, and our reputation.
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
Borrowings under our credit agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though any amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 28, 2024, we had $232.8 million outstanding under the credit agreement. We may determine to enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in the future in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.
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
We are subject to tax laws in the U.S. and certain foreign jurisdictions. The incoming U.S. presidential administration has called for changes to fiscal and tax policies, which may include comprehensive tax reform. In addition, many international legislative and regulatory bodies have proposed and/or enacted legislation that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Certain of these proposed and enacted changes to the taxation of our business activities could increase our effective tax rate and harm our results of operations.
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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
We develop, install and maintain information technology systems for ourselves, as well as for customers. Client contracts for the performance of information technology services, as well as various privacy and securities laws, require us to manage and protect sensitive and confidential information, including federal and other government information, from disclosure. We also need to protect our own internal trade secrets and other business confidential information, as well as personal data of our employees and contractors, from disclosure.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels.
Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union's General Data Protection Regulation ("EU GDPR"), the United Kingdom’s GDPR, and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) impose strict requirements for processing personal data. For example, the EU GDPR extends the scope of the European Union data protection laws to all companies processing data of European Union residents, regardless of the company's location.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross border data transfer laws.
Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.

Risks Related to Our Common Stock
Our Executive Chairman owns a large percentage of our voting stock, which may allow him to have a significant influence on all matters requiring stockholder approval.
Mr. Dickerson Wright, our Executive Chairman, beneficially owned 6,969,744 shares, or approximately 10.7% of our common stock on a fully diluted basis as of February 14, 2025. Accordingly, Mr. Wright has the power to significantly influence the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including decisions regarding mergers, going private transactions, and other extraordinary transactions, and to significantly influence the terms of any of these transactions. Although Mr. Wright owes our stockholders certain fiduciary duties as a director and an executive officer, Mr. Wright could take actions to address his own interests, which may be different from those of our other stockholders.
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
As of December 28, 2024, we have registered an aggregate of 9,182,416 shares of common stock reserved under Registration Statements on Form S-8 and we may file additional Registration Statements on Form S-8 to register additional shares reserved under our equity incentive plan or employee stock purchase plan. Issuance of shares of common stock pursuant to our equity incentive plan or employee stock purchase plan may have a dilutive effect on our common stock. Also, all shares issued pursuant to a Registration Statement on Form S-8 can be freely sold in the public market upon issuance, subject to restrictions on our affiliates under Rule 144 promulgated by the SEC under the Securities Act of 1933, as amended. If a large number of these shares are sold in the public market, the sales may be viewed negatively by the market and adversely affect the market price of our common stock.
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
ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Holders
Our common stock is listed on the Nasdaq Global Select Market under the symbol NVEE. As of February 14, 2025, there were 2,874 holders of record of our common stock. These numbers do not include beneficial owners whose shares are held in “street name.”
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
Recent Sales of Unregistered Securities
All sales of unregistered securities during the year ended December 28, 2024 were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K except as follows (amounts in thousands, except share data):
On October 4, 2024, we agreed to issue $250 of shares of our common stock as partial consideration in an acquisition and up to $100 of additional shares of our common stock as contingent consideration based on the then-current market price on the second and third earn-out target dates. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
On December 4, 2024, we agreed to issue $3,500 of shares of our common stock as partial consideration in an acquisition. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
On December 18, 2024, we agreed to issue $50 of shares of our common stock as partial consideration in an acquisition. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
On December 19, 2024, we agreed to issue $1,000 of shares of our common stock as partial consideration in an acquisition. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
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

	Fiscal Year Ended
Statements of Operations Data	December 28, 2024	December 30, 2023	December 31, 2022	January 1, 2022	January 2, 2021
	(in thousands, except per share data)

Gross revenues	$941,265	$857,155	$786,778	$706,706	$659,296

Direct costs:
Salaries and wages	236,756	215,608	186,806	175,047	176,865
Sub-consultant services	161,564	150,213	153,641	124,998	107,602
Other direct costs	59,712	65,088	60,357	47,347	40,291
Total direct costs	458,032	430,909	400,804	347,392	324,758

Gross profit	483,233	426,246	385,974	359,314	334,538

Operating expenses:
Salaries and wages, payroll taxes, and benefits	268,370	226,137	193,488	176,838	176,816
General and administrative	86,972	67,668	66,114	53,986	50,214
Facilities and facilities related	23,864	22,891	21,252	20,193	21,280
Depreciation and amortization	60,593	49,577	38,938	39,953	42,079
Total operating expenses	439,799	366,273	319,792	290,970	290,389

Income from operations	43,434	59,973	66,182	68,344	44,149

Interest expense	(17,181)	(12,970)	(3,808)	(6,239)	(15,181)

Income before income tax benefit (expense)	26,253	47,003	62,374	62,105	28,968
Income tax benefit (expense)	1,726	(3,279)	(12,401)	(14,958)	(7,950)
Net income	$27,979	$43,724	$49,973	$47,147	$21,018

Basic earnings per share	$0.45	$0.72	$0.85	$0.83	$0.43
Diluted earnings per share	$0.44	$0.71	$0.82	$0.80	$0.41

Weighted average common shares outstanding:
Basic	61,636,636	60,344,158	59,014,952	56,541,332	49,451,144
Diluted	62,879,073	61,897,301	61,040,741	58,625,524	50,852,300

Comprehensive income:
Net income	$27,979	$43,724	$49,973	$47,147	$21,018
Foreign currency translation losses, net of tax	(675)	(18)	—	—	—
Comprehensive income	$27,304	$43,706	$49,973	$47,147	$21,018

Balance Sheet Data	December 28, 2024	December 30, 2023	December 31, 2022	January 1, 2022	January 2, 2021
Cash and cash equivalents	$50,361	$44,824	$38,541	$47,980	$64,909
Total assets	$1,315,356	$1,184,195	$935,723	$961,943	$881,175
Total notes payable and other obligations	$252,803	$214,735	$54,849	$131,796	$307,522
Total equity	$833,014	$774,906	$694,240	$624,720	$394,069

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
Fiscal Year
We operate on a "52/53-week" fiscal year ending on the Saturday closest to December 31st (whether or not in the following calendar year), with interim calendar quarters ending on the Saturday closest to the end of such calendar quarter (whether or not in the following calendar quarter). As a result, fiscal 2024, 2023 and 2022 included 52 weeks.
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
Our performance obligations are satisfied as work progresses or at a point in time. Gross revenues from services transferred to customers over time accounted for 89%, 90%, and 88% of our revenues during fiscal years 2024, 2023, and 2022, respectively. For our cost-reimbursable contracts, revenue is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it depicts the transfer of control to the customer which occurs as we incur costs on its contracts. Contract costs include labor, sub-consultant services, and other direct costs. Gross revenue from services transferred to customers at a point in time accounted for 11%, 10%, and 12% of our revenues during fiscal years 2024, 2023, and 2022, respectively. Revenue from these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed.

Contract modifications are common in the performance of our contracts. Contracts modified typically result from changes in scope, specifications, design, performance, sites, or period of completion. In most cases, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.
Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity, and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, and anticipated losses are recorded on the cumulative catch-up basis in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment. During fiscal years 2024, 2023, and 2022 the cumulative catch-up adjustments for contract modifications were not material.
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
On August 1, 2024, we conducted our annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses, we determined the fair value of each of the reporting units exceeded its carrying value and therefore, there was no goodwill impairment. There were no indicators, events, or changes in circumstances that would indicate goodwill impairment for the period from August 2, 2024 through December 28, 2024.

Identifiable intangible assets primarily include customer backlog, customer relationships, trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on either a straight-line or sum-of-the-years' basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists we compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events, or changes in circumstances that would indicate intangible assets were impaired during fiscal 2024.
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
Recent Acquisitions
The aggregate value of all consideration for our acquisitions consummated during 2024, 2023, and 2022 was approximately $86,852, $224,417, and $14,220, respectively. The net assets acquired during 2024, 2023, and 2022 were $57,352, $74,998, and $2,944, respectively, while the gross revenues associated with these acquisitions (from their respective dates of acquisition) were $40,650, $91,730 and $5,211, respectively.
2024 Acquisitions
We completed eleven acquisitions during 2024. The aggregate purchase price for the eleven acquisitions was $86,852, including $66,053 in cash, $3,059 of promissory notes, $5,859 of our common stock, and potential earn-outs of up to $17,475 payable in cash and stock, which have been recorded at an estimated fair value of $11,881. The cash portions of the purchase prices and other related costs associated with the transactions were partially financed through our amended and restated credit agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility") with Bank of America, N.A. and other lenders party thereto. See Note 11, Notes Payable and Other Obligations, of the Notes to Consolidated Financial Statements included elsewhere herein for further detail on the Second A&R Credit Agreement. An option-based model and a probability-weighted approach were used to determine the fair value of the earn-outs, which are generally accepted valuation techniques that embody all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair values of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2024 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, prepaid expenses, deferred tax liabilities, and other certain liabilities.
2023 Acquisitions
On April 6, 2023, we acquired all of the outstanding equity interests in the Visual Information Solutions commercial geospatial technology and software business ("VIS") from L3Harris. VIS is a provider of subscription-based software solutions for the analysis and management of software applications and Analytics as a Service (AaaS) solutions. We acquired VIS for a cash purchase price of $75,371. The purchase price and other related costs associated with the transaction were financed through the our Second A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities was completed within the one-year measurement period as required by ASC 805.

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
We completed five other acquisitions during 2023. The aggregate purchase price for the five acquisitions was $9,477, including $8,000 in cash, $867 of our common stock, and a potential earn-out of up to $640 payable in cash and common stock, which was recorded at an estimated fair value of $610. A probability-weighted approach was used to determine the fair value of the earn-out, which is a generally accepted valuation technique that embodies all significant assumption types. The final determination of the fair value of assets and liabilities was completed within the one-year measurement period as required by ASC 805. Purchase price allocation adjustments recorded during 2024 were not material.
2022 Acquisitions
We completed five acquisitions during 2022. The aggregate purchase price of the five acquisitions was $14,220, including $5,882 in cash, $1,606 in promissory notes, $433 of our common stock, and potential earn-outs of up to $15,850 payable in cash and common stock, which were recorded at an estimated fair value of $6,299. An option-based model was used to determine the fair value of the earn-outs, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, we engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities was completed within the one-year measurement period as required by ASC 805. Purchase price allocation adjustments recorded during 2023 were not material.
Stock Split
On September 25, 2024, we announced a 4-for-1 forward split (the "Stock Split") of our common stock, par value $0.01 per share (the "Common Stock"), to be effected through an amendment to our Amended and Restated Certificate of Incorporation (the "Amendment"). The Amendment also effected a proportionate increase in the number of shares of authorized Common Stock and became effective at 4:30 p.m. Eastern Time on October 9, 2024. As a result of the Stock Split, each holder of record of Common Stock as of the close of business on October 9, 2024 received three additional shares of Common Stock after the close of trading on October 10, 2024. Trading in the Common Stock commenced on a split-adjusted basis on October 11, 2024. All current and prior year data impacted by the Stock Split, including, but not limited to, equity awards, number of shares and per share amounts, have been revised to reflect the effect of the Stock Split.
Segments
Our operations are organized into three operating and reportable segments:
•Infrastructure ("INF") – includes our engineering, civil program management, utility services, and conformity assessment practices;
•Building, Technology & Sciences ("BTS") – includes our clean energy consulting, data center commissioning and consulting, buildings and program management, MEP & technology design, and environmental health sciences practices; and
•Geospatial Solutions ("GEO") – includes our geospatial solution practices.
For additional information regarding our reportable segments, see Note 18, Reportable Segments, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Components of Income and Expense
Gross Revenues
We enter into contracts with our clients that contain two principal types of pricing provisions, representing a percentage of total revenue as shown below:

	2024	2023	2022
Cost Reimbursable	89%	90%	88%
Fixed-unit Price	11%	10%	12%
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
Revenues under cost-reimbursable contracts are recognized when services are performed or on the percentage-of-completion method. Revenues recognized on the percentage-of-completion method are generally measured by the direct costs incurred to date as compared to estimated costs incurred and represents approximately 52%, 49%, and 44% of revenues recognized during 2024, 2023, and 2022, respectively. Revenues from fixed-unit price contracts are recognized at a point in time.
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
•Information technology costs.
RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Gross revenues	$941,265	$857,155	$786,778
Direct costs	458,032	430,909	400,804
Gross profit	483,233	426,246	385,974
Operating expenses	439,799	366,273	319,792
Income from operations	43,434	59,973	66,182
Interest expense	(17,181)	(12,970)	(3,808)
Income tax benefit (expense)	1,726	(3,279)	(12,401)
Net income	$27,979	$43,724	$49,973

    Fiscal year ended December 28, 2024, compared to fiscal year ended December 30, 2023
Gross Revenues
Our consolidated gross revenues increased by $84,110, or 10%, in 2024 compared to 2023. The increase in gross revenues was primarily due to incremental gross revenues of $63,781 from acquisitions completed since the beginning of 2023 and organic increases in our international engineering and consulting services of $14,710, infrastructure services of $12,205, geospatial solution services of $6,569, and civil program management services of $5,922. These increases were partially offset by decreases in our liquefied natural gas business ("LNG") of $18,461 driven by project cycles.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 51.3% and 49.7% in 2024 and 2023, respectively. As a percentage of gross revenues, other direct costs and sub-consultant services decreased 1.2% and 0.4%, respectively. The decrease in other direct costs as a percentage of revenue was primarily driven by a decrease in the proportion of our LNG business. The decrease in sub-consultant services as a percentage of gross revenues was primarily driven by an increased proportion of infrastructure services that utilizes less sub-consultant services and a mix of business in our geospatial solutions business requiring a lower level of sub-consultant services.
Operating expenses
Our operating expenses increased $73,526, or 20.1%, in 2024 compared to 2023. The increase in operating expenses primarily resulted from increased payroll costs of $42,233, general and administrative expenses of $19,304, and amortization expenses of $9,647. The increase in payroll costs was primarily driven by an increase in employees as compared to the prior year period as a result of our 2023 and 2024 acquisitions and, to a lesser extent, a $5,205 reversal of expense related to changes in our flexible time off policy during 2023. The increase in general and administrative expenses was primarily due to earn-out fair value adjustments of $9,280 that occurred during 2023 that decreased the contingent consideration liability compared to earn-out fair value adjustments of $594 that occurred during 2024 that increased the contingent consideration liability related to acquisitions, incremental expenses from acquisitions of $7,020, and increases in information technology costs of $1,128. The increase in amortization expense was driven by acquisitions.

Interest Expense
Our interest expense increased $4,211 in 2024 compared to 2023. The increase in interest expense resulted from an increase in our Senior Credit Facility indebtedness.
Income taxes
Our consolidated effective income tax rate was (6.6)% and 7.0% in 2024 and 2023, respectively. The lower effective income tax rate is primarily due to an increase in federal and state credits, including additional prior year credits claimed on the 2023 federal and state tax returns. See Note 17, Income Taxes, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for further detail of income tax expense.
Net income
Our net income decreased $15,745, or 36%, in 2024 compared to 2023. The decrease was primarily a result of increases in payroll costs of $42,233, general and administrative expenses of $19,304, amortization expenses of $9,647, and interest expense of $4,211, partially offset by an increase in gross profit of $56,987.
For comparison of 2023 to 2022, see "Results of Operations - Consolidated Results of Operations" under Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 30, 2023 filed with the SEC on February 23, 2024, which discussion is expressly incorporated herein by reference thereto.
Segment Results of Operations
The following tables set forth summarize financial information concerning our reportable segments (dollars in thousands):

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Gross revenues
INF	$403,241	$374,986	$395,878
BTS	255,598	222,804	232,577
GEO	282,426	259,365	158,323
Total gross revenues	$941,265	$857,155	$786,778

Segment income before taxes
INF	$68,354	$65,608	$68,259
BTS	$42,560	$38,810	$43,810
GEO	$58,994	$47,517	$42,640
For additional information regarding our reportable segments, see Note 18, Reportable Segments, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Fiscal year ended December 28, 2024, compared to fiscal year ended December 30, 2023
INF Segment
Our gross revenues from INF increased $28,255, or 8%, in 2024 compared to 2023. The increase in gross revenues was primarily due to incremental gross revenues of $27,853 from acquisitions completed since the beginning of 2023 and organic increases in our infrastructure services of $12,205 and civil program management services of $5,922. These increases were partially offset by decreases in our LNG business of $18,461 driven by project cycles.
Segment income before taxes from INF increased $2,746, or 4%, in 2024 compared to 2023. The increase was primarily due to increased gross revenues.

BTS Segment
Our gross revenues from BTS increased $32,794, or 15%, in 2024 compared to 2023. The increase in gross revenues was primarily due to incremental gross revenues of $19,436 from acquisitions completed since the beginning of 2023 and organic increases in our international engineering and consulting services of $14,710.
Segment income before taxes from BTS increased $3,750, or 10%, in 2024 compared to 2023. The increase was primarily due to increased gross revenues.
GEO Segment
Our gross revenues from GEO increased $23,061, or 9%, in 2024 compared to 2023. The increase was due to incremental gross revenues of $16,492 from acquisitions completed since the beginning of fiscal 2023 and $6,569 related to organic increases in our geospatial business activity.
Segment income before taxes from GEO increased $11,477, or 24%, in 2024 compared to 2023. The increase was primarily due to increased gross revenues.
For comparison of 2023 to 2022, see "Results of Operations - Segment Results of Operations" under Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 30, 2023, filed with the SEC on February 23, 2024, which discussion is expressly incorporated herein by reference thereto.
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
Operating activities
Net cash provided by operating activities was $57,320 in 2024 compared to $62,207 in 2023. The decrease was a result of increases in working capital, partially offset by an increase in net income adjusted for noncash items. The changes in our working capital that contributed to decreased cash flows were primarily a result of increases in billed receivables of $48,901, unbilled receivables of $11,355, and decreases in billings in excess of costs and estimated earnings on uncompleted projects of $4,915 primarily due to timing of project billings cycles, partially offset by increases in accounts payable of $32,537 due to timing of payments, increases in accrued liabilities and other long-term liabilities of $10,605 primarily related to an increase in income tax payable of $5,494, and decreases in prepaid expenses and other assets of $4,104 primarily related to a decrease in federal and state prepaid taxes of $3,134.
Investing activities
During 2024 and 2023, net cash used in investing activities totaled $80,156 and $205,791, respectively. The decrease in cash used in investing activities was primarily a result of decreased cash paid for acquisitions of $125,426.
Financing activities
Net cash flows provided by financing activities in 2024 was $28,568 compared to $149,855 in 2023. The decrease in cash provided by financing activities was primarily a result of decreased borrowings on our Senior Credit Facility of $119,000 and an increase in principal payments on our Senior Credit Facility of $6,000, partially offset by a decrease in note payable payments of $4,363.
For comparison of 2023 to 2022 cash flows, see "Liquidity and Capital Resources - Cash Flows” under Item 7 of Part II in our Annual Report on Form 10-K for the year ended December 30, 2023 filed with the SEC on February 23, 2024, which discussions are expressly incorporated herein by reference thereto.

Financing
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), we amended and restated our Credit Agreement (the "Second A&R Credit Agreement"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of our subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of our assets. The Second A&R Credit Agreement also includes an accordion feature permitting us to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of December 28, 2024 and December 30, 2023, the outstanding balance on the Second A&R Credit Agreement was $232,750 and $195,750, respectively.
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at our option, tied to a Eurocurrency rate equal to either Term SOFR (Secured Overnight Financing Rate) or Daily Simple SOFR, plus in each case an applicable margin, or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on our consolidated leverage ratio. As of December 28, 2024 our interest rate was 5.8%.
The Second A&R Credit Agreement contains financial covenants that require us to maintain a consolidated net leverage ratio (the ratio of our pro forma consolidated net funded indebtedness to our pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
These financial covenants also require us to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of December 28, 2024, we were in compliance with the financial covenants.

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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $741, $758, and $724 during 2024, 2023, and 2022, respectively.
Other Obligations
We have aggregate obligations related to acquisitions of $9,674, $4,561, $640, $600, and $538 due in fiscal 2025, 2026, 2027, 2028, and 2029, respectively. As of December 28, 2024, our weighted average interest rate on other outstanding obligations was 3.7%.

Recently Issued Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 3, Recently Issued Accounting Pronouncements, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes for acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to either Term SOFR (Secured Overnight Financing Rate) or Daily Simple SOFR, plus in each case an applicable rate, or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of December 28, 2024, there was $232,750 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $2,328 in 2024.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NV5 Global, Inc.
Hollywood, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NV5 Global, Inc. and subsidiaries (the "Company") as of December 28, 2024 and December 30, 2023, the related consolidated statements of net income and comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 28, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 21, 2025

We have served as the Company’s auditor since 2015.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$50,361	$44,824
Billed receivables, net	198,569	152,593
Unbilled receivables, net	141,926	111,304
Prepaid expenses and other current assets	20,155	18,376
Total current assets	411,011	327,097
Property and equipment, net	56,722	50,268
Right-of-use lease assets, net	32,099	36,836
Intangible assets, net	206,592	210,659
Goodwill	579,337	549,798
Deferred income tax assets, net	27,277	6,388
Other assets	2,318	3,149
Total Assets	$1,315,356	$1,184,195

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$81,937	$54,397
Accrued liabilities	52,208	47,526
Billings in excess of costs and estimated earnings on uncompleted contracts	56,867	59,373
Other current liabilities	2,493	2,263
Current portion of contingent consideration	5,554	3,922
Current portion of notes payable and other obligations	11,195	9,267
Total current liabilities	210,254	176,748
Contingent consideration, less current portion	7,196	143
Other long-term liabilities	23,284	26,930
Notes payable and other obligations, less current portion	241,608	205,468
Total liabilities	482,342	409,289

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized, 65,115,824 and 63,581,020 shares issued and outstanding as of December 28, 2024 and December 30, 2023, respectively	651	636
Additional paid-in capital	538,568	507,779
Accumulated other comprehensive loss	(693)	(18)
Retained earnings	294,488	266,509
Total stockholders’ equity	833,014	774,906
Total liabilities and stockholders’ equity	$1,315,356	$1,184,195
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(in thousands, except share data)

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Gross revenues	$941,265	$857,155	$786,778

Direct costs:
Salaries and wages	236,756	215,608	186,806
Sub-consultant services	161,564	150,213	153,641
Other direct costs	59,712	65,088	60,357
Total direct costs	458,032	430,909	400,804

Gross profit	483,233	426,246	385,974

Operating expenses:
Salaries and wages, payroll taxes, and benefits	268,370	226,137	193,488
General and administrative	86,972	67,668	66,114
Facilities and facilities related	23,864	22,891	21,252
Depreciation and amortization	60,593	49,577	38,938
Total operating expenses	439,799	366,273	319,792

Income from operations	43,434	59,973	66,182

Interest expense	(17,181)	(12,970)	(3,808)

Income before income tax benefit (expense)	26,253	47,003	62,374
Income tax benefit (expense)	1,726	(3,279)	(12,401)
Net income	$27,979	$43,724	$49,973

Earnings per share:
Basic	$0.45	$0.72	$0.85
Diluted	$0.44	$0.71	$0.82

Weighted average common shares outstanding:
Basic	61,636,636	60,344,158	59,014,952
Diluted	62,879,073	61,897,301	61,040,741

Comprehensive income:
Net income	$27,979	$43,724	$49,973
Foreign currency translation loss, net of tax	(675)	(18)	—
Comprehensive income	$27,304	$43,706	$49,973
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance, January 1, 2022	61,656,020	$617	$451,291	$—	$172,812	$624,720
Stock-based compensation	—	—	18,195	—	—	18,195
Restricted stock issuance, net	387,104	4	(4)	—	—	—
Stock issuance for acquisitions	50,076	—	1,352	—	—	1,352
Net income	—	—	—	—	49,973	49,973
Balance, December 31, 2022	62,093,200	621	470,834	—	222,785	694,240
Stock-based compensation	—	—	20,193	—	—	20,193
Restricted stock issuance, net	977,328	10	(10)	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(2,920)	—	(81)	—	—	(81)
Stock issuance for acquisitions	501,988	5	14,846	—	—	14,851
Reclassification of liability-classified awards to equity-classified awards	—	—	1,697	—	—	1,697
Payment of contingent consideration with common stock	11,424	—	300	—	—	300
Other comprehensive loss	—	—	—	(18)	—	(18)
Net income	—	—	—	—	43,724	43,724
Balance, December 30, 2023	63,581,020	636	507,779	(18)	266,509	774,906
Stock-based compensation	—	—	23,287	—	—	23,287
Restricted stock issuance, net	1,320,821	13	(13)	—	—	—
Stock issuance for acquisitions	189,887	2	4,486	—	—	4,488
Reclassification of liability-classified awards to equity-classified awards	—	—	2,429	—	—	2,429
Payment of contingent consideration with common stock	24,096	—	600	—	—	600
Other comprehensive loss	—	—	—	(675)	—	(675)
Net income	—	—	—	—	27,979	27,979
Balance, December 28, 2024	65,115,824	$651	$538,568	$(693)	$294,488	$833,014
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cash flows from operating activities:
Net income	$27,979	$43,724	$49,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,611	55,111	44,063
Non-cash lease expense	12,611	13,562	12,813
Provision for doubtful accounts	1,746	1,261	(60)
Stock-based compensation	25,981	22,379	19,326
Change in fair value of contingent consideration	594	(9,280)	2,972
Gain on disposals of property and equipment	(940)	(694)	(328)
Other	137	(125)	—
Deferred income taxes	(21,264)	(26,130)	(18,492)
Amortization of debt issuance costs	741	758	724
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	(41,317)	7,584	10,212
Unbilled receivables	(26,911)	(15,556)	(3,303)
Prepaid expenses and other assets	1,812	(2,292)	(1,125)
Accounts payable	23,599	(8,938)	(1,673)
Accrued liabilities and other long-term liabilities	(9,140)	(19,745)	(19,901)
Contingent consideration	(1,466)	(1,307)	(800)
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,684)	1,231	(296)
Other current liabilities	231	664	(125)
Net cash provided by operating activities	57,320	62,207	93,980

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(63,919)	(189,345)	(5,908)
Proceeds from sale of assets	684	720	87
Purchase of property and equipment	(16,921)	(17,166)	(15,689)
Net cash used in investing activities	(80,156)	(205,791)	(21,510)

Cash flows from financing activities:
Borrowings from Senior Credit Facility	69,000	188,000	—
Payments of borrowings from Senior Credit Facility	(32,000)	(26,000)	(65,000)
Payments on notes payable	(6,708)	(11,071)	(15,445)
Payments of contingent consideration	(1,724)	(993)	(1,464)
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	—	(81)	—
Net cash provided by (used in) financing activities	28,568	149,855	(81,909)

Effect of exchange rate changes on cash and cash equivalents	(195)	12	—

Net increase (decrease) in cash and cash equivalents	5,537	6,283	(9,439)
Cash and cash equivalents – beginning of period	44,824	38,541	47,980
Cash and cash equivalents – end of period	$50,361	$44,824	$38,541
See accompanying notes to consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$16,804	$12,542	$4,220
Cash paid for income taxes, net of refunds	$10,346	$30,326	$29,639

Non-cash investing and financing activities:
Contingent consideration (earn-out)	$11,881	$610	$6,299
Notes payable and other obligations issued for acquisitions	$5,384	$6,333	$2,039
Stock issuance for acquisitions	$4,488	$14,851	$1,352
Reclassification of liability-classified awards to equity-classified awards	$2,429	$1,697	$—
Finance leases	$2,555	$2,289	$2,490
Payment of contingent consideration and other obligations with common stock	$600	$300	$—
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
NV5 Global, Inc. and its subsidiaries (collectively, the “Company” or “NV5 Global”) is a provider of technology, conformity assessment, consulting solutions, and software applications to public and private sector clients in the infrastructure, utility services, construction, real estate, environmental, and geospatial markets, operating nationwide and abroad. The Company’s clients include the U.S. Federal, state and local governments, and the private sector. NV5 Global provides a wide range of services, including, but not limited to:

●	Utility services	●	Commissioning
●	LNG services	●	Building program management
●	Engineering	●	Environmental health & safety
●	Civil program management	●	Real estate transaction services
●	Surveying	●	Energy efficiency & clean energy services
●	Conformity assessment	●	Mission critical services
●	Code compliance consulting	●	3D geospatial data modeling
●	Forensic services	●	Environmental & natural resources
●	Litigation support	●	Robotic survey solutions
●	Ecological studies	●	Geospatial data applications & software
●	MEP & technology design
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
Fiscal Year
The Company reports its financial results on a 52/53-week fiscal year ending on the Saturday closest to December 31st (whether or not in the following calendar year), with interim calendar quarters ending on the Saturday closest to the end of such calendar quarter (whether or not in the following calendar quarter). As a result, fiscal 2024, 2023 and 2022 included 52 weeks.
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
Concentration of Credit Risk
Trade receivable balances carried by the Company are comprised of accounts from a diverse client base across a broad range of industries and are not collateralized. The Company did not have any clients representing more than 10% of our gross revenues during 2024, 2023, or 2022; however, 28%, 26% and 28% of the Company’s gross revenues for fiscal years 2024, 2023, and 2022, respectively, are from California-based projects. During fiscal years 2024, 2023, and 2022 approximately 63%, 68% and 64%, respectively, of our gross revenues were attributable to the public and quasi-public sector. Management continually evaluates the creditworthiness of these and future clients and provides for bad debt reserves as necessary.
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
The Company considers cash and cash equivalents, accounts receivable, accounts payable, income taxes payable, accrued liabilities, and debt obligations to meet the definition of financial instruments. As of December 28, 2024, and December 30, 2023, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, income taxes payable, and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

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
The Company reviews and re-assesses the estimated fair value of contingent consideration liabilities on a quarterly basis, and the updated fair value could differ from the initial estimates. The Company measures contingent consideration recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified as Level 3 inputs. The Company generally uses a Monte Carlo simulation-based option pricing model or probability-weighted approach, based on key inputs requiring significant judgments and estimates to be made by the Company, including projections of future earnings over the earn-out period. Significant increases or decreases to these inputs could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent consideration liabilities. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate as of the acquisition date and amount paid will be recorded in earnings. See Note 12, Contingent Consideration, for additional information regarding contingent consideration.

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
Property and equipment balances are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. During fiscal years 2024, 2023 and 2022, no impairment charge relating to property and equipment was recognized.
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
Identifiable intangible assets primarily include customer backlog, customer relationships, trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on either a straight-line basis or sum-of-the-years' digits basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model.
During fiscal years 2024, 2023 and 2022, no impairment charge relating to goodwill and intangible assets was recognized. See Note 9, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.

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
The Company’s performance obligations are satisfied as work progresses or at a point in time. Revenue on the Company's cost-reimbursable contracts is recognized over time using direct costs incurred or direct costs incurred to date as compared to the estimated total direct costs for performance obligations because it depicts the transfer of control to the customer. Contract costs include labor, sub-consultant services, and other direct costs. Gross revenues from services transferred to customers over time accounted for 89%, 90%, and 88% of the Company’s revenues during fiscal years 2024, 2023, and 2022, respectively.
Gross revenues recognized under lump-sum contracts were $491,468, $422,878, and $343,538 during the fiscal years 2024, 2023, and 2022, respectively.
Gross revenues from services transferred to customers at a point in time is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the reports and/or analysis performed. Gross revenue from services transferred to customers at a point in time accounted for 11%, 10%, and 12% of the Company’s revenues during fiscal years 2024, 2023, and 2022, respectively.
As of December 28, 2024, the Company had $970,851 of remaining performance obligations, of which $774,314 is expected to be recognized over the next 12 months. Contracts for which work authorizations have been received are included in performance obligations. Performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
Contract modifications are common in the performance of our contracts. Contracts modified typically result from changes in scope, specifications, design, performance, sites, or period of completion. In most cases, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.
Contract estimates are based on various assumptions to project the outcome of future events. These assumptions are dependent upon the accuracy of a variety of estimates, including engineering progress, achievement of milestones, labor productivity, and cost estimates. Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates. If estimated total costs on contracts indicate a loss or reduction to the percentage of total contract revenues recognized to date, these losses or reductions are recognized in the period in which the revisions are known. The effect of revisions to revenues, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, and anticipated losses are recorded on the cumulative catch-up basis in the period in which the revisions are identified and the loss can be reasonably estimated. Such revisions could occur in any reporting period and the effects on the results of operations for that reporting period may be material depending on the size of the project or the adjustment. During fiscal years 2024, 2023, and 2022 the cumulative catch-up adjustments for contract modifications were not material.
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
In certain circumstances, the contract may allow for billing terms that result in the cumulative amounts billed in excess of revenues recognized. “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. During fiscal 2024, the Company performed services and recognized $44,005 of revenue related to its contract liabilities that existed as of December 30, 2023.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Advertising
Advertising costs are charged to expense in the period incurred and amounted to $3,302, $2,767, and $1,977 during fiscal years 2024, 2023, and 2022, respectively, which are included in General and Administrative Expenses on the accompanying Consolidated Statements of Net Income and Comprehensive Income.
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
Correction of Previously Issued Financial Statements
As previously disclosed in the Company's Form-Q for the quarter ended September 28, 2024, the Company identified out of period misstatements related to the estimated time to complete ("ETC") on acquired percentage-of-completion ("POC") projects related to the February 2023 acquisition of Continental Mapping Acquisition Corp. and its subsidiaries, including Axim Geospatial, LLC (collectively "Axim"). Incorrect ETCs utilized as part of purchase accounting created a misstatement of the Company's unbilled receivables, goodwill, intangible assets (customer relationships, backlog, and non-competes), and billings in excess of costs and estimated earnings on uncompleted contracts. Incorrect ETCs further created a misstatement of accounts payable, accrued liabilities, retained earnings, gross revenues, sub-consultant services, gross profit, amortization expense, income before income tax benefit (expense), income tax benefit (expense), net income, and earnings per share in the consolidated financial statements included in the Form 10-K for the period ending December 30, 2023, the interim periods in the Form 10-Qs filed within fiscal year 2023, and the most recently filed Form 10-Qs for the quarters ended March 30, 2024, and June 29, 2024. The Company assessed the materiality of the errors, including the presentation on prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin Topics 1.M and 1.N (formerly No. 99, Materiality), codified in Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections.
Based on this assessment, the Company concluded that these errors and the related impacts did not result in a material misstatement of its previously issued consolidated financial statements as of and for the period ending December 30, 2023 included in its previously filed Annual Report on Form 10-K, the interim periods on the Form 10-Qs filed within fiscal year 2023, and the most recently filed Form 10-Qs for the quarters ended March 30, 2024, and June 29, 2024. However, correcting the cumulative effect of these errors in the three months ended September 28, 2024 would have resulted in a significant effect on the results of operations for the period. Accordingly, the Company revised its historical financial statements prospectively to correct these errors and to facilitate comparisons of the Company's current results to prior periods. Additionally, comparative prior period amounts in the applicable Notes to the Consolidated Financial Statements have been revised.
The following tables reflect the effects of the correction on all impacted financial statement line items of the Company's previously reported Consolidated Financial Statements presented in this Form 10-K:

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Consolidated Balance Sheet

	December 30, 2023
	As Reported	Adjustments	As Corrected
Assets
Current assets:
Cash and cash equivalents	$44,824	$—	$44,824
Billed receivables, net	152,593	—	152,593
Unbilled receivables, net	113,271	(1,967)	111,304
Prepaid expenses and other current assets	18,376	—	18,376
Total current assets	329,064	(1,967)	327,097
Property and equipment, net	50,268	—	50,268
Right-of-use lease assets, net	36,836	—	36,836
Intangible assets, net	226,702	(16,043)	210,659
Goodwill	524,573	25,225	549,798
Deferred income tax assets, net	—	6,388	6,388
Other assets	3,149	—	3,149
Total assets	$1,170,592	$13,603	$1,184,195

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,865	$(468)	$54,397
Accrued liabilities	47,423	103	47,526
Billings in excess of costs and estimated earnings on uncompleted contracts	41,679	17,694	59,373
Other current liabilities	2,263	—	2,263
Current portion of contingent consideration	3,922	—	3,922
Current portion of notes payable and other obligations	9,267	—	9,267
Total current liabilities	159,419	17,329	176,748
Contingent consideration, less current portion	143	—	143
Other long-term liabilities	26,930	—	26,930
Notes payable and other obligations, less current portion	205,468	—	205,468
Deferred income tax liabilities, net	2,837	(2,837)	—
Total liabilities	394,797	14,492	409,289

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, 0.01 par value; $180,000,000 shares authorized, 63,581,020 shares issued and outstanding as of December 30, 2023	636	—	636
Additional paid-in capital	507,779	—	507,779
Accumulated other comprehensive loss	(18)	—	(18)
Retained earnings	267,398	(889)	266,509
Total stockholders’ equity	775,795	(889)	774,906
Total liabilities and stockholders’ equity	$1,170,592	$13,603	$1,184,195

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Note 3 – Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Segment Reporting
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of the segment's profit or loss in assessing performance and deciding how to allocate resources. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU is to be applied retrospectively to all prior periods presented in the financial statements. The Company has adopted this ASU which resulted in additional disclosures to Note 18, Reportable Segments.
Accounting Pronouncements Not Yet Adopted
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
Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures ("ASU 2024-03"). This ASU requires disclosure of specified information about certain costs and expenses. The amendments in this update also provide guidance on the disaggregation of certain expense captions presented on the face of the Company's income statement into specified categories in the Notes of the Consolidated Financial Statements. The new disclosure requirements are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of adopting ASU 2024-03 on its current disclosures.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
The weighted average number of shares outstanding in calculating basic earnings per share during fiscal years 2024, 2023, and 2022 exclude 3,023,665, 2,757,440, and 2,970,686 non-vested restricted shares, respectively. During fiscal 2024, 2023, and 2022 there were 1,485, 77,160, and 103,918 weighted average securities which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met.
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share during fiscal years 2024, 2023 and 2022:

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Numerator:
Net income – basic and diluted	$27,979	$43,724	$49,973

Denominator:
Basic weighted average shares outstanding	61,636,636	60,344,158	59,014,952
Effect of dilutive non-vested restricted shares and units	1,161,807	1,455,034	1,963,922
Effect of issuable shares related to acquisitions	80,630	98,109	61,867
Diluted weighted average shares outstanding	62,879,073	61,897,301	61,040,741

Note 5 – Stockholders' Equity
Stock Split
On September 25, 2024, the Company announced a 4-for-1 forward split (the "Stock Split") of its common stock, par value $0.01 per share (the "Common Stock"), to be effected through an amendment to the Company's Amended and Restated Certificate of Incorporation (the "Amendment"). The Amendment also effected a proportionate increase in the number of shares of authorized Common Stock and became effective at 4:30 p.m. Eastern Time on October 9, 2024. As a result of the Stock Split, each holder of record of Common Stock as of the close of business on October 9, 2024 received three additional shares of Common Stock after the close of trading on October 10, 2024. Trading in the Common Stock commenced on a split-adjusted basis on October 11, 2024. All current and prior year data impacted by the Stock Split, including, but not limited to, equity awards, number of shares and per share amounts, have been revised to reflect the effect of the Stock Split.
Accumulated Other Comprehensive Loss
The Company's accumulated other comprehensive loss consists of foreign currency translation adjustments related to the Company's foreign operations with functional currency other than the U.S. dollar. The after-tax changes in accumulated other comprehensive loss by component were as follows:

Accumulated Other Comprehensive Income
Foreign currency translation adjustments balance, December 30, 2023	$(18)
Other comprehensive income	(675)
Foreign currency translation adjustments balance, December 28, 2024	$(693)

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Note 6 – Business Acquisitions
2024 Acquisitions
The Company completed eleven acquisitions during 2024. The aggregate purchase price for the eleven acquisitions was $86,852, including $66,053 in cash, $3,059 of promissory notes, $5,859 of the Company's common stock, and potential earn-outs of up to $17,475 payable in cash and stock, which have been recorded at an estimated fair value of $11,881. The cash portions of the purchase prices and other related costs associated with the transactions were partially financed through the Company's amended and restated credit agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility") with Bank of America, N.A. and other lenders party thereto. See Note 11, Notes Payable and Other Obligations, for further detail on the Second A&R Credit Agreement. An option-based model and a probability-weighted approach were used to determine the fair value of the earn-outs, which are generally accepted valuation techniques that embody all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair values of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2024 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, prepaid expenses, deferred tax liabilities, and other certain liabilities.
2023 Acquisitions
On April 6, 2023, the Company acquired all of the outstanding equity interests in the Visual Information Solutions commercial geospatial technology and software business ("VIS") from L3Harris. VIS is a provider of subscription-based software solutions for the analysis and management of software applications and Analytics as a Service (AaaS) solutions. The Company acquired VIS for a cash purchase price of $75,371. The purchase price and other related costs associated with the transaction were financed through the Company's Second A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities was completed within the one-year measurement period as required by ASC 805. Purchase price allocation adjustments recorded during 2024 were not material.
On February 22, 2023, the Company acquired all of the outstanding equity interests in Continental Mapping Acquisition Corp. and its subsidiaries, including Axim Geospatial, LLC (collectively "Axim"), a provider of comprehensive geospatial services and solutions addressing critical mission requirements for customers across the defense and intelligence and state and local government sectors. The aggregate purchase price of the acquisition was $139,569, including $119,736 in cash, a $6,333 promissory note, and $13,500 of the Company's common stock. The cash portion of the purchase price and other related costs associated with the transaction were financed through the Second A&R Credit Agreement. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities was completed within the one-year measurement period as required by ASC 805. Purchase price allocation adjustments recorded during 2024 were not material.
The Company completed five other acquisitions during 2023. The aggregate purchase price for the five acquisitions was $9,477, including $8,000 in cash, $867 of the Company's common stock, and a potential earn-out of up to $640 payable in cash, which was recorded at an estimated fair value of $610. A probability-weighted approach was used to determine the fair value of the earn-out, which is a generally accepted valuation technique that embodies all significant assumption types. The final determination of the fair value of assets and liabilities was completed within the one-year measurement period as required by ASC 805. Purchase price allocation adjustments recorded during 2024 were not material.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
2022 Acquisitions
The Company completed five acquisitions during 2022. The aggregate purchase price of all five acquisitions was $14,220, including $5,882 in cash, $1,606 of promissory notes, $433 of the Company's common stock, and potential earn-outs of up to $15,850 payable in cash and stock, which were recorded at an estimated fair value of $6,299. An option-based model was used to determine the fair value of the earn-outs, which is a generally accepted valuation technique that embodies all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities was completed within the one-year measurement period as required by ASC 805. Purchase price allocation adjustments recorded during 2023 were not material.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition dates for acquisitions closed during fiscal years 2024, 2023, and 2022:

	2024	2023				2022
	Total	VIS	Axim	Other	Total	Total
Cash	$2,134	$7,027	$5,419	$1,316	$13,762	$—
Billed and unbilled receivables, net	10,324	5,042	12,080	1,609	18,731	1,794
Right-of-use assets	3,386	2,162	1,643	552	4,357	632
Property and equipment	1,762	118	2,870	38	3,026	1,510
Prepaid expenses	1,108	1,503	1,180	17	2,700	—
Other assets	65	—	156	2	158	—
Intangible assets:
Customer relationships	35,048	35,626	36,439	2,526	74,591	3,606
Trade name	1,272	3,025	2,266	210	5,501	268
Customer backlog	6,334	894	2,155	943	3,992	459
Developed technology	—	4,024	2,185	—	6,209	—
Other	3,694	26	414	254	694	298
Total Assets	$65,127	$59,447	$66,807	$7,467	$133,721	$8,567
Liabilities	(7,399)	(16,689)	(26,889)	(2,297)	(45,875)	(5,623)
Deferred tax liabilities	(376)	(8,728)	(3,624)	(496)	(12,848)	—
Net assets acquired	$57,352	$34,030	$36,294	$4,674	$74,998	$2,944

Consideration paid (Cash, notes and/or stock)	$74,971	$75,371	$139,569	$8,867	$223,807	$7,921
Contingent earn-out liability (Cash and stock)	11,881	—	—	610	610	6,299
Total Consideration	$86,852	$75,371	$139,569	$9,477	$224,417	$14,220
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$29,500	$41,341	$103,275	$4,803	$149,419	$11,276
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

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
The consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of businesses acquired from their respective dates of acquisition for fiscal years 2024, 2023, and 2022.

	2024	2023	2022
Gross revenues	$40,650	$91,730	$5,211
Income before income taxes	$10,181	$10,785	$985
General and administrative expense for fiscal years 2024, 2023, and 2022 includes $6,865, $5,575, and $2,639, respectively, of acquisition-related costs pertaining to the Company’s acquisition activities.
The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for fiscal years 2024, 2023, and 2022 as if the 2024 acquisitions had occurred at the beginning of fiscal year 2023 and the 2023 acquisitions had occurred at the beginning of fiscal year 2022. The pro forma information provided below is compiled from the pre-acquisition financial information and includes pro forma adjustments for amortization expense of intangible assets to reflect the fair value of identified assets acquired, to record the effects of financing from the Company's Senior Credit Facility, to record the effects of promissory notes issued, adjustments to certain expenses, and to record the income tax impact of these adjustments. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been if the acquisitions and related financing transactions had occurred on the date assumed, nor are they indicative of future results of operations.

	Fiscal Years Ended
	2024	2023	2022
Gross revenues	$959,839	$938,770	$912,127
Net income	$28,516	$38,975	$44,323
Basic earnings per share	$0.46	$0.64	$0.74
Diluted earnings per share	$0.45	$0.63	$0.72
Note 7 – Billed and Unbilled Receivables
Billed and unbilled receivables were as follows:

	December 28, 2024	December 30, 2023
Billed receivables	$202,729	$155,988
Less: allowance for doubtful accounts	(4,160)	(3,395)
Billed receivables, net	$198,569	$152,593

Unbilled receivables	$142,835	$113,578
Less: allowance for doubtful accounts	(909)	(2,274)
Unbilled receivables, net	$141,926	$111,304
Activity in the allowance for doubtful accounts was as follows:

	December 28, 2024	December 30, 2023
Balance as of the beginning of the year	$5,669	$5,687
Provision for doubtful accounts	1,746	1,261
Write-offs of uncollectible accounts	(2,346)	(1,279)
Balance as of the end of the year	$5,069	$5,669

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Note 8 – Property and Equipment, net
Property and equipment, net were as follows:

	December 28, 2024	December 30, 2023
Office furniture and equipment	$4,090	$3,487
Computer equipment	38,940	31,999
Survey and field equipment	75,506	62,553
Leasehold improvements	7,330	6,881
Total	125,866	104,920
Less: accumulated depreciation	(69,144)	(54,652)
Property and equipment, net	$56,722	$50,268
Depreciation expense for fiscal year 2024, 2023, and 2022 was $16,196, $14,343, and $11,722, respectively, of which $6,018, $5,534, and $5,125, was included in other direct costs.
Note 9 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value by reportable segment for the fiscal years 2024 and 2023 were as follows:

	Fiscal Year 2024
	December 30, 2023	Acquisitions	Adjustments	Foreign Currency Translation of non-USD functional currency goodwill	December 28, 2024
INF	$91,658	$16,163	$—	$—	$107,821
BTS	115,945	10,457	—	(58)	126,344
GEO	342,195	2,880	517	(420)	345,172
Total	$549,798	$29,500	$517	$(478)	$579,337

	Fiscal Year 2023
	December 31, 2022	Acquisitions	Adjustments	Foreign Currency Translation of non-USD functional currency goodwill	December 30, 2023
INF	$90,932	$726	$—	$—	$91,658
BTS	111,838	4,077	13	17	115,945
GEO	198,187	144,098	(10)	(80)	342,195
Total	$400,957	$148,901	$3	$(63)	$549,798
Goodwill of $16,811 and $1,755 from acquisitions in 2024 and 2023 is expected to be deductible for income tax purposes. During 2024, the Company recorded goodwill related to acquisitions of $29,500. During 2023, the Company recorded goodwill related to acquisitions of $148,901.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Intangible assets
Intangible assets, net, at December 28, 2024 and December 30, 2023 were as follows:

	December 28, 2024			December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$332,631	$(149,368)	$183,263	$297,583	$(114,631)	$182,952
Trade name(2)	23,656	(20,719)	2,937	22,384	(18,327)	4,057
Customer backlog(3)	39,743	(36,922)	2,821	33,409	(31,227)	2,182
Non-compete(4)	18,515	(14,525)	3,990	14,821	(12,690)	2,131
Developed technology(5)	39,153	(25,572)	13,581	39,153	(19,816)	19,337
Total finite-lived intangible assets	$453,698	$(247,106)	$206,592	$407,350	$(196,691)	$210,659

(1) Amortized on a straight-line or sum-of-the-years' digits basis over estimated lives (2 to 17 years)
(2) Amortized on a straight-line basis over their estimated lives (1 to 5 years)
(3) Amortized on a straight-line basis over their estimated lives (1 to 10 years)
(4) Amortized on a straight-line basis over their contractual lives (1 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 10 years)
The following table summarizes the weighted average useful lives of definite-lived intangible assets acquired during 2024, 2023, and 2022:

	2024	2023	2022
Customer relationships	10.1	12.9	7.5
Trade name	1.7	3.6	1.8
Customer backlog	1.0	1.5	1.4
Non-compete	3.7	3.6	3.6
Developed technology	—	6.8	—
Amortization expense for fiscal years 2024, 2023 and 2022 was $50,415, $40,768 and $32,341 respectively.
As of December 28, 2024, the future estimated aggregate amortization related to finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Fiscal Year	Amount
2025	$47,126
2026	39,849
2027	29,028
2028	21,988
2029	18,413
Thereafter	50,188
Total	$206,592

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Note 10 – Accrued Liabilities
Accrued liabilities were as follows:

	December 28, 2024	December 30, 2023
Current portion of lease liability	$13,423	$13,972
Accrued vacation	4,901	7,295
Payroll and related taxes	10,782	8,782
Benefits	3,567	5,433
Accrued operating expenses	8,612	8,701
Income tax payable	7,458	1,260
Other	3,465	2,083
Total	$52,208	$47,526
Note 11 – Notes Payable and Other Obligations
Notes payable and other obligations were as follows:

	December 28, 2024	December 30, 2023
Senior credit facility	$232,750	$195,750
Uncollateralized promissory notes	13,199	15,303
Finance leases	5,213	4,408
Other obligations	2,814	1,188
Debt issuance costs, net of amortization	(1,173)	(1,914)
Total notes payable and other obligations	252,803	214,735
Current portion of notes payable and other obligations	11,195	9,267
Notes payable and other obligations, less current portion	$241,608	$205,468
Future contractual maturities of long-term debt as of December 28, 2024 are as follows:

Fiscal Year	Amount
2025	$11,195
2026	238,787
2027	1,713
2028	1,342
2029 and thereafter	939
Total	$253,976

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), the Company amended and restated its Credit Agreement (the "Second A&R Credit Agreement"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of the Company's subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of the assets of the Company. The Second A&R Credit Agreement also includes an accordion feature permitting the Company to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of December 28, 2024 and December 30, 2023, the outstanding balance on the Second A&R Credit Agreement was $232,750 and $195,750, respectively.
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at the Company's option, tied to a Eurocurrency rate equal to either Term SOFR (Secured Overnight Financing Rate) or Daily Simple SOFR, plus in each case an applicable margin, or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on the Company's consolidated leverage ratio. As of December 28, 2024 the Company's interest rate was 5.8%.
The Second A&R Credit Agreement contains financial covenants that require NV5 Global to maintain a consolidated net leverage ratio (the ratio of the Company's pro forma consolidated net funded indebtedness to the Company's pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
These financial covenants also require the Company to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of December 28, 2024, the Company was in compliance with the financial covenants.

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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $741, $758, and $724 during 2024, 2023, and 2022, respectively.
Other Obligations
The Company has aggregate obligations related to acquisitions of $16,013 and $16,491 as of December 28, 2024 and December 30, 2023, respectively. As of December 28, 2024, the Company's weighted average interest rate on other outstanding obligations was 3.7%.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Note 12 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	December 28, 2024	December 30, 2023
Contingent consideration, beginning of the year	$4,065	$15,335
Additions for acquisitions	11,881	610
Reduction of liability for payments made	(3,790)	(2,600)
Increase (decrease) of liability related to re-measurement of fair value	594	(9,280)
Total contingent consideration, end of the period	12,750	4,065
Current portion of contingent consideration	5,554	3,922
Contingent consideration, less current portion	$7,196	$143
Note 13 – Leases
The Company primarily leases property under operating leases and has equipment operating leases for aircrafts used by its geospatial operations. The Company's property operating leases consist of various office facilities. The Company uses a portfolio approach to account for such leases due to the similarities in characteristics and applies an incremental borrowing rate based on estimates of rates the Company would pay for senior collateralized loans over a similar term. The Company's office leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for lease components (e.g. fixed payments including rent, real estate taxes and common area maintenance costs) as a single lease component. Some of the Company's leases include one or more options to renew the lease term at its sole discretion; however, these are not included in the calculation of its lease liability or right-of-use ("ROU") lease asset because they are not reasonably certain of exercise.
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

Supplemental balance sheet information related to the Company's operating and finance leases were as follows:

Leases	Classification	December 28, 2024	December 30, 2023
Assets
Operating lease assets	Right-of-use lease asset, net (1)	$32,099	$36,836
Finance lease assets	Property and equipment, net (1)	5,400	4,389
Total leased assets		$37,499	$41,225

Liabilities
Current
Operating	Accrued liabilities	$(13,423)	$(13,972)
Finance	Current portion of notes payable and other obligations	(1,522)	(1,220)
Noncurrent
Operating	Other long-term liabilities	(21,014)	(25,754)
Finance	Notes payable and other obligations, less current portion	(3,691)	(3,188)
Total lease liabilities		$(39,650)	$(44,134)

(1)As of December 28, 2024, operating right of-use lease assets and finance lease assets are recorded net of accumulated amortization of $40,962 and $7,755, respectively. As of December 30, 2023, operating right-of-use lease assets and finance lease assets are recorded net of accumulated amortization of $42,491 and $6,210, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Supplemental balance sheet information related to the Company's operating and finance leases were as follows:

Weighted - Average Remaining Lease Term (Years)	December 28, 2024	December 30, 2023
Operating leases	3.6	3.7
Finance leases	2.2	2.0

Weighted - Average Discount Rate
Operating leases	5%	4%
Finance leases	7%	7%

Supplemental cash flow information related to the Company's operating and finance lease liabilities were as follows:

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Operating cash flows from operating leases	$14,556	$14,903	$13,739
Financing cash flows from finance leases	$1,545	$1,346	$1,241
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$10,537	$11,084	$7,058
The following table summarizes the components of lease cost recognized in the consolidated statements of net income and comprehensive income:

		Fiscal Year Ended
Lease Cost	Classification	December 28, 2024	December 30, 2023	December 31, 2022
Operating lease cost	Facilities and facilities related	$15,851	$16,658	$15,724
Variable operating lease cost	Facilities and facilities related	5,682	4,222	3,806
Finance lease cost
Amortization of financing lease assets	Depreciation and amortization	1,530	1,343	1,239
Interest on lease liabilities	Interest expense	253	165	121
Total lease cost		$23,316	$22,388	$20,890

As of December 28, 2024, maturities of the Company's lease liabilities under its long-term operating leases and finance leases for the next five fiscal years and thereafter are as follows:

Fiscal Year	Operating Leases	Finance Leases
2025	$14,587	$1,628
2026	9,603	1,683
2027	5,471	1,299
2028	3,788	949
2029	2,486	470
Thereafter	1,602	74
Total lease payments	37,537	6,103
Less: Interest	(3,100)	(890)
Present value of lease liabilities	$34,437	$5,213

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
Note 15 – Stock-Based Compensation
In October 2011, the Company's stockholders approved the NV5 Global, Inc. 2011 Equity Incentive Plan, which was subsequently amended and restated in March 2013 (as amended, the “2011 Equity Plan”). The 2011 Equity Incentive Plan expired pursuant to its terms in March 2023, accordingly no further grants were made following the date of such expiration. Prior to such expiration, the Company's Board adopted the NV5 Global, Inc. 2023 Equity Incentive Plan (the "2023 Equity Plan") to replace the 2011 Equity Plan, subject to stockholder approval. On June 13, 2023, the Company's stockholders approved the 2023 Equity Plan. The 2023 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of December 28, 2024, 7,266,383 shares of common stock are authorized, reserved, and registered for issuance under the 2023 Equity Plan. The restricted shares of common stock granted generally provide for service-based cliff vesting after two to four years following the grant date.
The following summarizes the activity of restricted stock awards during fiscal years 2024, 2023, and 2022:

	Share Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2022	2,977,960	$16.59
Granted	812,596	$29.58
Vested	(527,892)	$15.93
Forfeited	(407,492)	$16.77
Unvested shares as of December 31, 2022	2,855,172	$20.31
Granted	1,154,908	$26.59
Vested	(1,143,460)	$12.25
Forfeited	(159,580)	$24.31
Unvested shares as of December 30, 2023	2,707,040	$26.16
Granted	1,480,769	$23.68
Vested	(886,916)	$22.95
Forfeited	(199,948)	$25.67
Unvested shares as of December 28, 2024	3,100,945	$25.96
Stock-based compensation expense is recognized on a straight-line basis over the vesting period, net of actual forfeitures. Stock-based compensation expense relating to restricted stock awards during fiscal years ended 2024, 2023, and 2022 was $25,981, $22,379, and $19,326, respectively. Stock-based compensation expense during fiscal 2024, 2023, and 2022 includes $2,694, $2,186, $1,131, respectively, of expense related to the Company's liability-classified awards. The total estimated amount of the liability-classified awards for fiscal 2024 is approximately $8,164. Approximately $38,403 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.59 years, is unrecognized as of December 28, 2024. The total fair value of restricted shares vested during fiscal years 2024, 2023, and 2022 was $20,887, $29,792, and $17,137, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Note 16 – Employee Benefit Plan
The Company sponsors 401(k) plans for which employees meeting certain age and length of service requirements may contribute up to the defined statutory limit. The 401(k) plans allow for the Company to make matching and profit sharing contributions in such amounts as may be determined by the Board of Directors. The Company recognized expenses of $354, $732, and $1,648, respectively, related to the 401(k) plans for fiscal years 2024, 2023, and 2022, respectively.
Note 17 – Income Taxes
Earnings before income taxes for fiscal years ended 2024, 2023, and 2022 consisted of the following:

	Fiscal Years Ended
Income before income tax benefit (expense)	December 28, 2024	December 30, 2023	December 31, 2022
Federal	$15,290	$39,065	$57,962
Foreign	10,963	7,938	4,412
Total income before income tax benefit (expense)	$26,253	$47,003	$62,374
Income tax expense for fiscal years ended 2024, 2023, and 2022 were as follows:

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Current:
Federal	$11,134	$22,183	$20,977
State	6,378	5,658	9,040
Foreign	2,010	1,583	943
Total current income tax expense	19,522	29,424	30,960

Deferred:
Federal	(17,631)	(23,586)	(15,401)
State	(3,612)	(2,577)	(3,161)
Foreign	(5)	18	3
Total deferred income tax benefit	(21,248)	(26,145)	(18,559)

Total income tax (benefit) expense	$(1,726)	$3,279	$12,401

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Temporary differences comprising the net deferred income tax asset shown in the Company’s consolidated balance sheets were as follows:

	December 28, 2024	December 30, 2023
Deferred tax asset:
Lease liabilities	$8,891	$10,381
Tax carryforwards	1,199	2,328
Accrued compensation	10,624	11,275
Billings in excess of costs and estimated earnings on uncompleted contracts	4,000	5,089
Allowance for doubtful accounts	1,298	1,487
Capitalized Research and Development Costs	57,754	43,140
Other	1,505	1,998
Total deferred tax asset	$85,271	$75,698

Deferred tax liability:
Acquired intangibles	$(36,424)	$(45,579)
Right-of-use assets	(8,289)	(9,746)
Depreciation and amortization	(11,133)	(11,423)
Other	(2,148)	(2,562)
Total deferred tax liability	$(57,994)	$(69,310)

Net deferred tax asset	$27,277	$6,388

As of December 28, 2024 and December 30, 2023, the Company had net non-current deferred tax assets of $27,277 and $6,388, respectively. No material valuation allowances are recorded against the Company’s deferred income tax assets as of December 28, 2024 and December 30, 2023. Deferred tax assets primarily relate to capitalized research and development costs under Section 174 of the Internal Revenue Code and accrued compensation, which are partially offset by deferred tax liabilities primarily related to intangible assets, and depreciation and amortization. Beginning in 2022, the Tax Cuts and Jobs Act eliminates the option to currently deduct research and development costs in the period incurred and requires taxpayers to capitalize and amortize such costs over five years pursuant to Section 174 of the Internal Revenue Code.

As of December 28, 2024, the Company has $826 of tax-effected U.S. federal net operating loss carryforwards that will not expire, $88 of foreign net operating loss carryforwards (net of valuation allowance), of which $45 begin to expire in the year 2028 and $43 that will not expire, and $170 of tax-effected state net operating loss carryforwards, of which $51 that began expiring in the year 2024 and $119 that will not expire. The majority of the net operating loss carryforwards are subject to limitation under the Internal Revenue Code of 1986, as amended ("IRC") Section 382. Additionally, as of December 28, 2024, the Company has $117 of tax-effected state tax credit carryforwards that will expire in the year 2042.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Total income tax (benefit) expense was different than the amount computed by applying the Federal statutory rate as follows:

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Tax at federal statutory rate	$5,496	$9,871	$13,099
State taxes, net of Federal benefit	2,004	2,618	3,853
Stock-based compensation	879	(2,190)	(1,495)
Federal and state tax credits	(12,724)	(9,064)	(3,983)
Changes in unrecognized tax position	1,383	652	(73)
Acquisition costs and settlements	892	314	1,098
Non-U.S. income (loss) taxed at different statutory tax rates	(377)	(55)	23
Other	721	1,133	(121)
Total income tax (benefit) expense	$(1,726)	$3,279	$12,401
The Company’s consolidated effective income tax rate was (6.6)%, 7.0%, and 19.9% for fiscal years 2024, 2023, and 2022, respectively.
The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and foreign jurisdictions. The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. Fiscal years 2012 through 2014 and 2020 through 2024 are considered open tax years in the State of California. Fiscal years 2021 through 2024 are considered open tax years in the U.S. Federal jurisdiction, state jurisdictions, including the State of California, and foreign jurisdictions.
As of December 28, 2024 and December 30, 2023, the Company had $2,481 and $1,633, respectively, of gross unrecognized tax benefits, which if recognized, $2,329 and $1,440 would affect our effective tax rate. The Company expects to reverse an immaterial amount of unrecognized tax benefits in the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

	December 28, 2024	December 30, 2023	December 31, 2022
Balance, beginning of period	$1,633	$966	$1,071
Additions based on tax positions related to the current year	894	447	131
Additions for tax positions of prior years	562	297	6
Lapse of statute of limitations	(62)	(77)	(103)
Reductions for positions of prior years	(51)	—	(139)
Settlement	(495)	—	—
Balance, end of period	$2,481	$1,633	$966

The Company records accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to unrecognized tax benefits in the Consolidated Balance Sheets were $414 and $378 as of December 28, 2024 and December 30, 2023, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
On October 4, 2021, 136 members of the Organization for Economic Co-operation and Development (“OECD”) agreed to a global minimum tax rate of 15% and on December 20, 2021, OECD published its model rules on the agreed minimum tax known as the Global Anti-Base Erosion (“GloBE”) rules. On December 14, 2022, the European Council approved its directive to implement Pillar Two of the GloBE rules regarding a 15% global minimum tax rate. Many EU countries have enacted certain provisions of this directive as of January 1, 2024. In addition, many G20 nations have also enacted the OECD guidance. Under the GloBE rules, a company would be required to determine a combined ETR for all entities located in a jurisdiction. If the jurisdictional tax rate is less than 15%, an additional tax generally will be due to bring the jurisdictional effective tax rate up to 15%. Pillar Two legislation has been enacted or substantively enacted in certain jurisdictions in which the Company operates. Pillar Two had no impact on our 2024 ETR and we do not currently expect Pillar Two to significantly impact our ETR going forward.
Note 18 – Reportable Segments
The Company reports segment information in accordance with ASC Topic No. 280 "Segment Reporting" ("Topic No. 280"). The Company's chief operating decision maker ("CODM") group is comprised of the Company's Executive Chairman and Co-Chief Executive Officers. The Company identified changes to the CODM group effective March 1, 2024, when Dickerson Wright transitioned from his role as Chief Executive Officer to Executive Chairman of the Company, and Alexander Hockman and Benjamin Heraud were appointed Co-Chief Executive Officers. There was no change in the Company's operating or reportable segments as a result of the change in CODM. Subsequently, effective as of January 3, 2025, Mr. Hockman assumed the position of Chief Executive Officer of Infrastructure. Commencing January 6, 2025, Mr. Heraud began serving as the Company's sole CEO with responsibility for the operations of NV5. There were no changes to the Company's CODM group as a result of these updates. The Company is organized into three operating and reportable segments as follows:
•Infrastructure ("INF"), which includes the Company's engineering, civil program management, utility services, and conformity assessment practices;
•Building, Technology & Sciences ("BTS"), which includes the Company's clean energy consulting, data center commissioning and consulting, buildings and program management, MEP & technology design, and environmental health sciences practices, and;
•Geospatial Solutions ("GEO"), which includes the Company's geospatial solution practices.
The Company's reportable segments are strategic business units that offer different products and services. The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies. The CODM group evaluates the performance of these reportable segments based on their respective operating income before the effect of amortization expense related to acquisitions and other unallocated corporate expenses. The CODM group considers budget-to-actual and forecast-to-actual variances on a monthly basis when making decisions about allocating resources. The following tables set forth summarized financial information concerning our reportable segments:

	Fiscal Year Ended
	December 28, 2024
	INF	BTS	GEO	Total
Gross revenues	$403,241	$255,598	$282,426	$941,265
Less:
Direct Labor	116,358	65,657	54,741	236,756
Indirect Labor	56,867	50,325	52,371	159,563
Sub-consultant services	65,643	50,320	45,601	161,564
Other direct costs(1)	27,066	5,850	26,796	59,712
General and administrative expense	27,241	14,474	13,570	55,285
Depreciation	3,534	1,376	3,084	7,994
Other segment items(2)	38,178	25,036	27,269	90,483
Total segment income before taxes	$68,354	$42,560	$58,994	$169,908
(1) Other direct costs include depreciation expense of $6,018 for fiscal year 2024.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(2) Other segment items include facilities and facilities related expenses, payroll taxes and benefits expense, and bonus expense.

	Fiscal Year Ended
	December 30, 2023
	INF	BTS	GEO	Total
Gross revenues	$374,986	$222,804	$259,365	$857,155
Less:
Direct Labor	104,427	60,481	50,700	215,608
Indirect Labor	44,325	41,833	45,815	131,973
Sub-consultant services	66,432	36,780	47,001	150,213
Other direct costs(1)	33,691	7,844	23,553	65,088
General and administrative expense	23,479	13,374	15,379	52,232
Depreciation	2,912	1,236	3,430	7,578
Other segment items(2)	34,112	22,446	25,970	82,528
Total segment income before taxes	$65,608	$38,810	$47,517	$151,935
(1) Other direct costs include depreciation expense of $5,534 for fiscal year 2023.
(2) Other segment items include facilities and facilities related expenses, payroll taxes and benefits expense, and bonus expense.

	Fiscal Year Ended
	December 31, 2022
	INF	BTS	GEO	Total
Gross revenues	$395,878	$232,577	$158,323	$786,778
Less:
Direct Labor	103,893	56,833	26,080	186,806
Indirect Labor	45,373	41,112	25,647	112,132
Sub-consultant services	78,337	48,099	27,205	153,641
Other direct costs(1)	39,722	5,423	15,212	60,357
General and administrative expense	22,862	12,379	6,223	41,464
Depreciation	2,964	1,110	2,306	6,380
Other segment items(2)	34,468	23,811	13,010	71,289
Total segment income before taxes	$68,259	$43,810	$42,640	$154,709
(1) Other direct costs include depreciation expense of $5,125 for fiscal year 2022.
(2) Other segment items include facilities and facilities related expenses, payroll taxes and benefits expense, and bonus expense.

	Fiscal Years Ended
Reconciliation of segment income before taxes	December 28, 2024	December 30, 2023	December 31, 2022
Total segment income before taxes	$169,908	$151,935	$154,709
Corporate(1)	(143,655)	(104,932)	(92,335)
Total income before taxes	$26,253	$47,003	$62,374
(1) Includes amortization of intangibles, acquisition and integration expenses, interest expense, as well as other costs not allocated to reportable segments. Amortization of intangibles was $50,415, $40,768, and $32,341 for the fiscal years ended 2024, 2023, and 2022, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

	Fiscal Years Ended
Reconciliation of other segment disclosures	December 28, 2024	December 30, 2023	December 31, 2022
Depreciation
Total segment depreciation	$14,012	$13,112	$11,505
Corporate	2,184	1,231	217
Total depreciation	$16,196	$14,343	$11,722

	December 28, 2024	December 30, 2023
Assets
INF	$298,967	$222,435
BTS	271,351	243,154
GEO	614,925	610,845
Corporate(1)	130,113	107,761
Total assets	$1,315,356	$1,184,195
(1) Corporate assets consist of certain intercompany eliminations and assets not allocated to segments including cash and cash equivalents, right-of-use lease assets, and certain other assets.
Substantially all of the Company's assets are located in the United States.
The Company disaggregates its gross revenues from contracts with customers by geographic location, customer-type, and contract-type for each of its reportable segments. Disaggregated revenues include the elimination of inter-segment revenues which has been allocated to each segment. The Company believes this best depicts how the nature, amount, timing, and uncertainty of its revenues and cash flows are affected by economic factors. No sales to an individual customer or country other than the United States accounted for more than 10% of gross revenue for fiscal years 2024, 2023, and 2022. Gross revenue, classified by the major geographic areas in which our customers were located, were as follows:

	Fiscal Year 2024
	INF	BTS	GEO	Total
United States	$403,241	$189,493	$265,508	$858,242
Foreign	—	66,105	16,918	83,023
Total gross revenues	$403,241	$255,598	$282,426	$941,265

	Fiscal Year 2023
	INF	BTS	GEO	Total
United States	$374,986	$184,338	$243,678	$803,002
Foreign	—	38,466	15,687	54,153
Total gross revenues	$374,986	$222,804	$259,365	$857,155

	Fiscal Year 2022
	INF	BTS	GEO	Total
United States	$395,878	$204,036	$154,584	$754,498
Foreign	—	28,541	3,739	32,280
Total gross revenues	$395,878	$232,577	$158,323	$786,778

NV5 Global, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
Gross revenue by customer were as follows:

	Fiscal Year 2024
	INF	BTS	GEO	Total
Public and quasi-public sector	$307,421	$57,753	$226,742	$591,916
Private sector	95,820	197,845	55,684	349,349
Total gross revenues	$403,241	$255,598	$282,426	$941,265

	Fiscal Year 2023
	INF	BTS	GEO	Total
Public and quasi-public sector	$301,427	$61,313	$218,525	$581,265
Private sector	73,559	161,491	40,840	275,890
Total gross revenues	$374,986	$222,804	$259,365	$857,155

	Fiscal Year 2022
	INF	BTS	GEO	Total
Public and quasi-public sector	$312,817	$61,726	$128,786	$503,329
Private sector	83,061	170,851	29,537	283,449
Total gross revenues	$395,878	$232,577	$158,323	$786,778

Gross revenues by contract type were as follows:

	Fiscal Year 2024
	INF	BTS	GEO	Total
Cost-reimbursable contracts	$379,518	$187,995	$272,780	$840,293
Fixed-unit price contracts	23,723	67,603	9,646	100,972
Total gross revenues	$403,241	$255,598	$282,426	$941,265

	Fiscal Year 2023
	INF	BTS	GEO	Total
Cost-reimbursable contracts	$359,423	$162,721	$251,485	$773,629
Fixed-unit price contracts	15,563	60,083	7,880	83,526
Total gross revenues	$374,986	$222,804	$259,365	$857,155

	Fiscal Year 2022
	INF	BTS	GEO	Total
Cost-reimbursable contracts	$379,818	$155,632	$157,992	$693,442
Fixed-unit price contracts	16,060	76,945	331	93,336
Total gross revenues	$395,878	$232,577	$158,323	$786,778

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Controls and Procedures
As of December 28, 2024, the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Executive Chairman and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Executive Chairman and Chief Financial Officer concluded that, as of December 28, 2024, the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and (2) accumulated and communicated to the Company's management, including the Executive Chairman and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Management, with the participation of our Executive Chairman and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 28, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control—Integrated Framework.
As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired companies’ controls by year-end, management has excluded Causseaux, Hewett, & Walpole, LLC, Fluhrer Reed, PA, Fluhrer Residential Structures, LLC, ASG Engineering Consultants, LLC, GIS Solutions, Inc., TMCADD Consulting Services, LLC, Kisebach Consulting PC, Senergy BCS, Inc., Water Resources Group from Weston Solutions, Inc., Southport Engineering Associates, Inc., D.G. Koch Associates, LLC, and Global Fire Protection Group, LLC from its evaluation of disclosure controls and procedures and internal control over financial reporting and changes therein from the date of such acquisition through December 28, 2024. Fiscal 2024 acquisitions constitute 2% of the total assets of the Company as of December 28, 2024, and 4% of the Company’s gross revenues for the fiscal year ended December 28, 2024.
Our management has concluded that, as of December 28, 2024, our internal control over financial reporting was effective based on these criteria. The effectiveness of the Company's internal control over financial reporting as of December 28, 2024 has been audited by Deloitte & Touche LLP, the Company's independent registered certified public accounting firm. Their report, which is set forth in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K, expresses an unqualified opinion of the effectiveness of the Company's internal control over financial reporting as of December 28, 2024.
Changes in Internal Control
There were no changes to the Company's internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except for the changes in connection with the Company's remediation plan described below.

Remediation of Previously Reported Material Weakness in Internal Control
As disclosed in Part 1, Item 4. Controls and Procedures, in the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, the Company identified a material weakness in internal control related to project revenue controls. The material weakness related to the Company's recent acquisition of Continental Mapping Acquisition Corp., and its subsidiaries, including Axim Geospatial, LLC (collectively "Axim"). As the Company was in the process of a broader enterprise resource planning ("ERP") implementation, the Company delayed its ERP integration of Axim. As a result, certain of the Company's project revenue controls at Axim were not designed at a sufficiently precise level. During the most recently completed quarter, the Company remediated the previously disclosed material weakness. There have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of NV5 Global, Inc.
Hollywood, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NV5 Global, Inc. and subsidiaries (the “Company”) as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2024, of the Company and our report dated February 21, 2025, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Causseaux, Hewett, & Walpole, LLC, Fluhrer Reed, PA, Fluhrer Residential Structures, LLC, ASG Engineering Consultants, LLC, GIS Solutions, Inc., TMCADD Consulting Services, LLC, Kisebach Consulting PC, Senergy BCS, Inc., Water Resources Group from Weston Solutions, Inc., Southport Engineering Associates, Inc., D.G. Koch Associates, LLC, and Global Fire Protection Group, LLC which were acquired in 2024 (collectively “the 2024 acquisitions”), and whose financial statements constitute 2% of total assets and 4% of gross revenues of the consolidated financial statement amounts as of and for the year ended December 28, 2024. Accordingly, our audit did not include the internal control over financial reporting at the 2024 acquisitions.

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
February 21, 2025
ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2024 year end.
ITEM 11.    EXECUTIVE COMPENSATION.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2024 year end.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2024 year end.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2024 year end.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required by this item is incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2024 year end.

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

3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2015)
4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC March 11, 2013)
4.2*	Description of Securities
10.1	NV5 Global, Inc. 2023 Equity Incentive Plan† (Incorporated by reference to Appendix B to the Company's definitive proxy statement on Schedule 14A file with the SEC on May 1, 2023)
10.2	Form of Restricted Stock Agreement† (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed with the SEC on February 23, 2024)
10.3	Form of Restricted Stock Unit Agreement† (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the SEC on February 23, 2024)
10.4	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 28, 2013)
10.5
Employment Agreement dated March 1, 2024 by and between the Company and Mr. Dickerson Wright† (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2024).

10.6
Employment Agreement, dated October 1, 2010, between NV5, Inc. (formerly Vertical V, Inc.) and Richard Tong, as amended by that certain First Amendment to Employment Agreement, dated as of March 18, 2011, between NV5, Inc. and Richard Tong† (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 28, 2013)

10.7
Employment Agreement, dated March 1, 2024, between NV5, Inc. and Alexander Hockman,† (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2024).

10.8
Employment Agreement, dated October 1, 2010, between NV5, Inc. (formerly Vertical V, Inc.) and MaryJo O’Brien, as amended by that certain First Amendment to Employment Agreement, dated as of March 18, 2011, between NV5, Inc. and MaryJo O’Brien† (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 28, 2013)

10.9
Second Amendment to Employment Agreement, dated as of August 11, 2015, between NV5, Inc. and Donald Alford.† (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2015)

10.10
Employment Agreement, dated as of March 1, 2024, between NV5 Consultants, Inc. and Benjamin Heraud. † (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2024)

Number	Description
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
10.14
Employment Agreement dated as of June 6, 2019 between NV5, Inc. and Edward Codispoti † (Incorporated by reference in Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 10, 2019)

10.15
Second Amended and Restated Credit Agreement, dated as of August 13, 2021 by and among NV5 Global, Inc., as borrower, the subsidiaries of NV5 Global, Inc. named therein, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 17, 2021)

10.16
Amendment No. 1 to Employment Agreement dated as of June 6, 2019, between NV5 Global, Inc. and Edward Codispoti. † (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 10, 2019)

10.17
Second Amendment to Employment Agreement dated as of March 1, 2024, between NV5 Holdings, Inc. and Edward Codispoti. † (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2024)

10.18
Third Amendment to Employment Agreement dated as of March 1, 2024, between NV5 Holdings, Inc. and Richard Tong. † (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2024)

10.19
Third Amendment to Employment Agreement dated as of March 1, 2024, between NV5 Holdings, Inc. and MaryJo OBrien. † (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2024)

19.1*	NV5 Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Executive Chairman pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Executive Chairman and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002**
97.1	NV5 Global, Inc. Executive Compensation Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 23, 2024).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates a management contract or compensatory plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
_________________________________________________

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NV5 GLOBAL, INC.

Date:	February 21, 2025		/s/ Dickerson Wright
		Name:	Dickerson Wright
		Title:	Executive Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dickerson Wright	Executive Chairman	February 21, 2025
Dickerson Wright	(Principal Executive Officer)

/s/ Edward H. Codispoti	Chief Financial Officer	February 21, 2025
Edward H. Codispoti	(Principal Financial and Accounting Officer)

/s/ Richard Tong	Executive Vice President and Director	February 21, 2025
Richard Tong

/s/ MaryJo O’Brien	Executive Vice President and Director	February 21, 2025
MaryJo O’Brien

/s/ Brian C. Freckmann	Director	February 21, 2025
Brian C. Freckmann

/s/ Dr. Denise Dickins	Director	February 21, 2025
Dr. Denise Dickins

/s/ William D. Pruitt	Director	February 21, 2025
William D. Pruitt

/s/ Francois Tardan	Director	February 21, 2025
Francois Tardan