Form 10-K/A
period 2024-12-28
NV5 Global, Inc.
filed 2025-04-28
CIK 1532961

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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
As of April 18, 2025, there were 65,646,838 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the "10-K/A") to the Annual Report on Form 10-K for the year ended December 28, 2024 ("Original 10-K") of NV5 Global, Inc. (the "Company") is being filed with the Securities and Exchange Commission ("SEC") to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K ("Part III Information"). In addition, in order to comply with the technical requirements of Rule 12b-15 in connection with the filing of this Form 10-K/A, updated certifications are being filed with this Form 10-K/A. No changes have been made to the Original 10-K other than the addition of the Part III Information, the inclusion of such certifications, and updates to the Exhibit Index. Except for the foregoing, this Form 10-K/A speaks as of the filing date of the Original 10-K and does not update or discuss any other Company developments after the date of the Original 10-K.

NV5 GLOBAL, INC.
FORM 10-K/A ANNUAL REPORT

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Set forth below is certain biographical information about each director and officer of the Company as of April 18, 2025, as well as, in the case of our directors, information concerning the qualifications and experiences that led the board to conclude that such individuals should serve as directors.

Name	Age	Position
Executive Officers
Dickerson Wright	78	Executive Chairman
Ben Heraud	43	Chief Executive Officer
Alexander A. Hockman	67	Chief Executive Officer of Infrastructure
MaryJo E. O’Brien	62	Director, Executive Vice President, Chief Administrative Officer, and Secretary
Richard Tong	56	Director, Executive Vice President, and General Counsel
Edward H. Codispoti	54	Chief Financial Officer

Non-Employee Directors
William D. Pruitt	84	Director
François Tardan	72	Director
Denise Dickins	63	Director
Brian C. Freckmann	47	Director
Information about our Executive Officers
Dickerson Wright. Mr. Wright was appointed Executive Chairman of the Board of Directors on March 1, 2024. From January 1, 2015 until March 1, 2024, Mr. Wright served as the Chief Executive Officer and Chairman of the Board, and from the Company’s inception in September 2011 until January 1, 2015, he served as President. Prior to the Company’s inception, Mr. Wright founded NV5 Holdings, Inc. (formerly known as NV5 Global, Inc. and NV5, Inc.), a Delaware corporation and wholly owned subsidiary of ours, in December 2009 and has served as its Chief Executive Officer, President and Chairman of the Board since its inception in December 2009. Mr. Wright has over 45 years of uninterrupted experience in managing and developing engineering companies. From early 2008 through late 2009, Mr. Wright served as the Chief Executive Officer of Nova Group Services. Prior to joining Nova Group Services, Mr. Wright served as the Chief Executive Officer of Bureau Veritas, U.S. (“BV”), where he was responsible for developing BV’s U.S. operations through strategic acquisitions and follow-on growth. Before Mr. Wright joined BV, it had a minimal presence in the United States; however, by the time Mr. Wright left BV in 2007, its U.S. operations employed 3,200 people in 67 offices and generated $280 million in revenue. Prior to BV, Mr. Wright founded U.S. Laboratories in 1993 and oversaw its growth to 1,000 employees and $80 million in revenue. Mr. Wright led U.S. Laboratories to a successful initial public offering in 1999 (NASDAQ: USLB), and, in 2001, U.S. Laboratories was named as the small cap growth stock of the year. Mr. Wright earned a Bachelor of Science degree in Engineering from Pacific Western University and is a board certified engineer in California.

Ben Heraud. Mr. Ben Heraud was appointed Chief Executive Officer effective January 6, 2025. From March 1, 2024 until January 5, 2025, Mr. Heraud served as the Co-Chief Executive Officer, and prior to that he served as Chief Operating Officer for NV5 since May 2017 when he joined the Company through the acquisition of Energenz. Mr. Heraud co-founded Energenz in Hong Kong in November 2009 and was the Chief Executive Officer from 2013 through to its acquisition by the Company. Mr. Heraud has over 20 years of technical experience in the field of energy management consulting, building systems commissioning, analytics and design oversight. From 2006 to 2009 Mr. Heraud served as Senior Energy Consultant for Energetics in Sydney, Australia. Prior to this, from 2003 to 2006, he served as Energy and Design Engineer for Spotless Services in Wellington, New Zealand. Mr. Heraud earned a Bachelor of Science degree in Energy Management from Otago University.

Alexander A. Hockman. Mr. Hockman was appointed Chief Executive Officer of Infrastructure effective January 3, 2025. Prior to becoming Chief Executive Officer of Infrastructure, Mr. Hockman served as a member of our Board of Directors since January 28, 2015 until June 2024 when he retired from the Board at the 2024 Annual Meeting, as our Co-Chief Executive Officer since March 2024 through January 3, 2025, and as our President and Chief Operating Officer since January 1, 2015 through January 3, 2025. Prior to becoming President and Chief Operating Officer, Mr. Hockman served as our Executive Vice President beginning September 2011 and President of NV5 - Southeast beginning February 2010. Mr. Hockman has over 35 years of diverse experience in the fields of construction inspections, materials testing, geotechnical, environmental, waterfront, construction and building envelope consulting. From March 2003 until March 2010, Mr. Hockman served as the Chief Operating Officer of the Construction Materials Testing Division of BV. Further, from 1985 until its acquisition by BV in 2003, Mr. Hockman served as the President of Intercounty Laboratories. Mr. Hockman earned a Bachelor of Science degree in Civil Engineering from Florida International University and is a licensed engineer in Florida.

MaryJo O’Brien. Ms. O’Brien has served as a member of our Board of Directors since June 9, 2018 and has served as our Executive Vice President, Chief Administrative Officer and Secretary since September 2011. Prior to her present role, Ms. O’Brien served as Executive Vice President of Human Resources and Administration of NV5 Global, Inc. from January 2010 to September 2011. Ms. O’Brien has more than 35 years of experience in human resources, administration and the engineering and consulting industry. From March 2008 through November 2009, Ms. O’Brien served as the Director of Human Resources for Nova Group Services, Inc. From 2002 to 2008, Ms. O’Brien held various management positions with BV. Further, Ms. O’Brien served in similar human resources and administrative capacities for Testing Engineers - San Diego and U.S. Laboratories from 1987 to 2002. Ms. O’Brien earned a Bachelor’s degree in Communications and Business Economics from the University of California at San Diego.

Richard Tong. Mr. Tong has served as a member of our Board of Directors since June 2024 and has served as our Executive Vice President and General Counsel since April 2010. He has been with NV5 since its formation in 2010. He has served in several capacities for NV5, including Executive Vice President and General Counsel, and has held various positions including as a director, Executive Vice President, or President for NV5 group companies. Prior to joining NV5, Mr. Tong worked as Executive Vice President and General Counsel for Bureau Veritas, a global testing certification and inspection firm, from 2003 to 2009. He has worked with other large consulting & engineering firms through-out his career. Mr. Tong graduated from the University of Miami School of Law and holds a B.S. degree from the University of Miami and is a licensed attorney. Mr. Tong brings to the Board his extensive executive and operational experience with significant insight into our global business operations and the markets we serve. He has over 25 years of experience in the consulting, engineering, testing, and geospatial industry. He brings valuable expertise in the areas of leadership, corporate strategy, culture, M&A, risk management, legal matters, and technology.

Edward H. Codispoti. Mr. Codispoti has served as our Chief Financial Officer since June 6, 2019. Mr. Codispoti was previously the Chief Financial Officer of Ilumno Holdings, Ltd. since May 2017 and as CFO of JetSmarter, Inc. from October 2016 to March 2017. He served in various capacities for TradeStation Group, Inc. including CFO from June 2011 to August 2016, Chief Accounting Officer from February 2010 to June 2011 and Corporate Controller and Vice President of Accounting from September 2007 to May 2011. Mr. Codispoti also held various senior finance roles at Kos Pharmaceuticals, Inc. Mr. Codispoti began his career at Arthur Andersen, LLP. He is a Certified Public Accountant and a Member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Codispoti earned his Bachelor of Accounting and Master of Accounting degrees from Florida International University.

Non-Employee Directors

William D. Pruitt. Mr. Pruitt has served as a member of our Board since March 26, 2013. Mr. Pruitt has served as General Manager of Pruitt Enterprises, LP and President of Pruitt Ventures, Inc. since 2000. Mr. Pruitt has more than 25 years of experience as an independent board member for numerous companies and has held various roles as either member or chairman for these companies’ audit committees. These companies include MAKO Surgical Corp., a developer of robots for knee and hip surgery; Swisher Hygiene, Inc., a hygiene services company; the PBSJ Corporation, an international professional services firm; KOS Pharmaceuticals, Inc., a fully integrated specialty pharmaceuticals company and Adjoined Consulting, Inc., a full-service management consulting firm. From 1980 to 1999, Mr. Pruitt served as the managing partner for the Florida, Caribbean and Venezuela operations of the independent auditing firm of Arthur Andersen LLP. Mr. Pruitt earned a Bachelor of Business Administration degree from the University of Miami and is a Certified Public Accountant, in good standing.

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

Dr. Denise Dickins. Dr. Dickins has served as a member of our Board since August 25, 2021. Dr. Dickins is Professor Emeritus at East Carolina University where she was employed from 2006 to 2022 and taught courses in auditing and corporate governance. From 2002 to 2006, while earning her Ph.D., she was an instructor of various accounting courses at Florida Atlantic University. Prior to that, she served in varying capacities with Arthur Andersen LLP from 1983 to 2002, including Partner in Charge of the South Florida Audit Division. Dr. Dickins is a certified public accountant and certified internal auditor and has served on the board of several publicly traded companies. She currently serves on the board of Watsco, Inc. (chair of the audit committee and chair of the compensation committee). Dr. Dickins brings auditing and accounting, social, and corporate governance skills to the Board.

Brian C. Freckmann. Mr. Freckmann has served as a member of our Board since June 13, 2023. Mr. Freckmann is the founder of Lyon Street Capital and has served as General Partner since 2008. Prior to founding Lyon Street Capital, he served as a Portfolio Manager at Crown Capital from 2003 to 2008. Mr. Freckmann has over 20 years of senior management experience and possesses a strong understanding of markets, strategic management, M&A, and profitable growth at the Board and Senior Executive level. Mr. Freckmann earned a Bachelor of Arts degree from the University of Pennsylvania. Mr. Freckmann has served as an Advisory Board member at NV5 since 2020. Mr. Freckmann brings investing, strategic research, and M&A skills to the Board.

Governance Information

Corporate Governance Philosophy

The business affairs of the Company are managed under the direction of our Executive Chairman and Chief Executive Officer and the oversight of our Board in accordance with the Delaware General Corporation Law, as implemented by the Company’s Amended and Restated Certificate of Incorporation and Bylaws. The fundamental role of the Board is to effectively govern the affairs of the Company in the best interests of the Company and our stockholders. The Board strives to ensure the success and continuity of our business through the selection of qualified management. It is also responsible for ensuring that the Company’s activities are conducted in a responsible and ethical manner. The Company is committed to having sound corporate governance principles.

Director Qualification Standards and Review of Director Nominees

The Nominating and Governance Committee makes recommendations to the Board regarding the size and composition of the Board. The Nominating and Governance Committee is responsible for screening and reviewing potential Director candidates and recommending qualified candidates to the Board for nomination. The Nominating and Governance Committee considers recommendations of potential candidates from current Directors, management, and stockholders. Stockholders’ nominees for Directors must be made in writing and include the nominee’s written consent to the nomination and sufficient background information on the candidate to enable the Nominating and Governance Committee to assess his or her qualifications and otherwise comply with the requirements of our Bylaws. Our Bylaws are posted on the "Investors - Corporate Governance" page of our website at www.nv5.com. To make a submission or request a copy of our Bylaws, stockholders should contact our Corporate Secretary. We strongly encourage stockholders to seek advice from knowledgeable counsel before submitting a proposal or a nomination.

Criteria for Board of Directors Membership

The Nominating and Governance Committee is responsible for reviewing with the Board, from time to time, the appropriate skills and characteristics required of Board members in the context of the current size and composition of the Board. This assessment includes issues of diversity and numerous other factors, such as skills, background, experience and expected contributions in areas that are relevant to the Company’s activities. These factors, and any other qualifications considered useful by the Nominating and Governance Committee, are reviewed in the context of an assessment of the perceived needs of the Board as a whole when the Nominating and Governance Committee recommends candidates to the Board for nomination. As a result, the priorities and emphasis that the Nominating and Governance Committee, and the Board, places on various selection criteria may change from time to time to take into account changes in business and other trends, and the portfolio of skills and experience of current and prospective members of the Board. Therefore, while focused on the achievement and the ability of potential candidates to make a positive contribution with respect to such factors, the Nominating and Governance Committee has not established any specific minimum criteria or qualifications that a nominee must possess. In addition, the Nominating and Governance Committee and the Board are committed to considering candidates for the Board regardless of gender, ethnicity and national origin and seeks individuals of diverse ethnicities, a balance in terms of gender, and individuals with diverse perspectives informed by other personal and professional experiences. We believe that the considerations and the flexibility of our nomination process have created Board diversity of a type that is effective for our Company.

Director Independence

The Board has determined that Messrs. William D. Pruitt, François Tardan, Brian C. Freckmann, and Dr. Denise Dickins are each an “independent director” for purposes of the NASDAQ Stock Market (“NASDAQ”) Listing Rules and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as the term applies to membership on the Board and the various committees of the Board. NASDAQ’s independence definition includes a series of objective tests, such as that the Director has not been an employee of the company within the past three years and has not engaged in various types of business dealings with the Company. In addition, as further required by NASDAQ Listing Rules, our Board has made an affirmative subjective determination as to each independent Director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director. In making these determinations, the Board reviewed and discussed information provided by the Directors and us with regard to each Director’s business and personal activities as they may relate to the Company and the Company’s management. On an annual basis, each Director and executive officer is obligated to complete a Director and Officer Questionnaire that requires disclosure of any transactions with the Company in which the Director or executive officer, or any member of his or her family, have a direct or indirect material interest.

Board of Directors Leadership Structure

The Board recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure so as to provide independent oversight of management. The Board understands that there is no single, generally accepted approach to providing Board leadership, and that given the dynamic and competitive environment in which we operate, the right Board leadership structure may vary as circumstances warrant. Our Corporate Governance Guidelines currently provide that the Board may choose to appoint a single person to a combined Chief Executive Officer and Chairman role or appoint a Chairman who does not also serve as Chief Executive Officer. Currently, we have an Executive Chairman and one individual serving as Chief Executive Officer. As discussed below, our independent Directors also elect a Lead Independent Director. The Board believes this leadership structure is optimal for the Company at the current time, as it provides the Company with a Chief Executive Officer and Executive Chairman with unique skills who are both deeply familiar with the history and operations of the Company. The Board also believes that the current leadership structure provides independent oversight and management accountability through regular executive sessions of the independent Directors that are mandated by our Corporate Governance Guidelines and which are chaired by the Lead Independent Director, as well as through a Board composed of a majority of independent Directors.

Lead Independent Director

Mr. William D. Pruitt was elected by our independent Directors to serve as the Lead Independent Director, and he has served in such capacity since September 2020. As Lead Independent Director, Mr. Pruitt has the following duties and responsibilities:
•Advise the Executive Chairman as to an appropriate schedule of Board meetings.
•Review and provide the Executive Chairman with input regarding the agendas for the Board meetings.

•Be available for direct communication with the Company's shareholders.
•Call meetings of the independent directors when necessary or appropriate.
•Perform such other duties as the Board may from time to time determine necessary.

Executive Sessions

Our independent Directors meet periodically in executive session. Generally, executive sessions are scheduled as a part of all regular Board meetings, and, in any event, such sessions are held not less than twice during each calendar year. Executive sessions are chaired by our Lead Independent Director who reports relevant matters discussed in the executive session to the Executive Chairman.

Board of Director’s Role in Risk Oversight

We face many risks including financial, operational, compliance, reputational, strategic, international, human capital, cybersecurity, and environmental, social and governance risks. One of the key functions of our Board is informed oversight of our risk management process. An Enterprise Risk Management (ERM) process has been implemented which is managed by key senior management and overseen by the Audit Committee. Such oversight includes consideration of risks that could have a material impact on the Company, as well as the steps management has taken to monitor and control such exposures to be within the Company's risk tolerance, and to comply with applicable laws and regulations. Our Board does not have a standing risk management committee, but rather administers the oversight of material risks directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. For example, our Audit Committee has the responsibility to consider significant financial, compliance, and cybersecurity risks and internal controls that could have a material impact on the Company’s financial statements or filings with the SEC, and to oversee the performance of our internal audit function. Our Nominating and Governance Committee monitors the effectiveness of our Corporate Governance Guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee has responsibility to determine whether our compensation-related practices, policies, and programs encourage unnecessary or excessive risk taking.

Board of Director’s Role in Succession Planning

As provided in our Corporate Governance Guidelines, the Board is responsible for planning for the succession of our Chief Executive Officer and other senior management positions. To assist the Board, the Chief Executive Officer reports periodically to the Board on succession planning, and the independent Directors consult with the Chief Executive Officer to: (1) develop plans for interim succession of the Chief Executive Officer in the event that such officer should become unable to perform his or her duties, and (2) assess the qualification of senior officers as potential successors to the Chief Executive Officer.

Stockholder Communications with Directors

Stockholders who wish to communicate with the Board or an individual Director may do so by sending written correspondence by mail, facsimile or email to: the Board or individual Director, c/o the Corporate Secretary of the Company at 200 South Park Road, Suite 350, Hollywood, FL 33021; Fax: (954) 495-2102; Email Address: MaryJo.OBrien@nv5.com. The mailing envelope, facsimile cover letter or email must contain a clear notation indicating that the enclosed correspondence is a “Stockholder Board Communication.” The Corporate Secretary has been authorized to screen such communications and handle differently any such communications that are abusive, in bad taste, or that present safety or security concerns. All such communications must identify the author as a stockholder and clearly state whether the intended recipients are all or individual members of the Board. The Corporate Secretary will maintain a log of such communications and make copies of all such communications and circulate them to the full Board or the appropriate Directors.

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

Policies on Business Conduct and Ethics

All our employees, including our Executive Chairman, Chief Executive Officer, Chief Executive Officer of Infrastructure, and Chief Financial Officer, are required to abide by our Code of Business Conduct and Ethics to ensure that our business is conducted in a consistently legal and ethical manner. These policies form the foundation of a comprehensive process that includes compliance with corporate policies and procedures, an open relationship among colleagues that contributes to good business conduct, and a commitment to honesty, fair dealing, and full compliance with all laws and regulations affecting the Company’s business. Our policies and procedures cover all major areas of professional conduct, including employment policies, conflicts of interest, intellectual property, and the protection of confidential information, as well as strict adherence to laws and regulations applicable to the conduct of our business.

Employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of our Code of Business Conduct and Ethics. As required by the Sarbanes-Oxley Act of 2002, our Audit Committee has procedures to receive, retain, and treat complaints received regarding accounting, internal accounting controls, or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The full text of our Code of Business Conduct and Ethics is posted on the “Investors - Corporate Governance” page of our website at www.nv5.com.

We will disclose any future amendments to, or waivers from, provisions of these ethics policies and standards on our website as promptly as practicable, as may be required under applicable SEC and NASDAQ rules and, to the extent required, by filing Current Reports on Form 8-K with the SEC disclosing such information.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines that address the composition of the Board, criteria for Board membership, and other Board governance matters. These guidelines are available on our website at www.nv5.com on the “Investors - Corporate Governance” page.

Insider Trading and Policy on Hedging or Pledging of Stock

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted an Insider Trading Policy to govern the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees, and consultants, including any relative of a person to whom the policy applies and/or any entities influenced or controlled by such person, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. In addition, our insider trading policy includes an anti-hedging provision restricting the circumstances under which our employees may engage in short sales, maintain shares of our common stock in margin accounts, pledging Company stock as collateral for a loan and engage in certain hedging transactions – including zero-cost collars and forward sale contracts – that have the economic effect of locking in a particular value in exchange for future appreciation. A copy of our Insider Trading Policy has been filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Stock Options

We do not currently grant new awards of stock options, stock appreciation rights, or similar option-like awards as part of our compensation program. Accordingly, NV5 has no policies or practices to disclose under Item 402(x) of Regulation S-K.

Board and Committee Membership

Meetings of the Board of Directors and Committees

The Board held five (5) meetings during the fiscal year ended December 28, 2024. The Board has three standing committees: the Audit Committee, Compensation Committee, and Nominating and Governance Committee. During fiscal year 2024, each of our Directors attended at least 75% of the total number of meetings of the Board and at least 75% of the total number of meetings of the committees of the Board on which such Director served during that period. Mr. William D. Pruitt, our Lead Independent Director, presided over all executive sessions of our Directors.

The table below provides membership and meeting information for each of the committees of the Board for fiscal year 2024.

Director	Audit Committee	Compensation Committee	Nominating and Governance Committee
Dickerson Wright	-	-	-
Richard Tong	-	-	-
MaryJo O’Brien	-	-	-
William D. Pruitt	X	X	Chair
Denise Dickins	Chair	Chair	X
François Tardan	X	-	-
Brian C. Freckmann	-	X	X
Total meetings during fiscal year 2024	7	3	1

Audit Committee

For 2024, the members of the Audit Committee were Dr. Denise Dickins (Chair), Mr. William D. Pruitt, and Mr. François Tardan. Each of the members of the Audit Committee is independent for purposes of the NASDAQ Listing Rules and meets the independence standard for audit committee members set out in Rule 10A-3(b)(1) of the Exchange Act.

All Audit Committee members possess the required level of financial literacy as defined in our Audit Committee charter, and all Audit Committee members qualify as "audit committee financial experts" as defined by applicable SEC rules and regulations and meet the current standard of requisite financial management expertise and independence as required by NASDAQ Listing Rules and applicable SEC rules and regulations. The functions of the Audit Committee include, with respect to our independent registered public accounting firm, reviewing its independence, reviewing and approving the planned scope of our annual audit, reviewing and approving fee arrangements, and pre-approving any non-audit services. The Audit Committee is also responsible for overseeing our: internal audit function; controls over accounting, financial reporting, and cybersecurity; approving any related party transactions; and ERM process.

Compensation Committee

For 2024, the members of the Compensation Committee were Dr. Denise Dickins (Chair), Mr. William D. Pruitt, and Mr. Brian C. Freckmann. Each of the members of the Compensation Committee is independent for purposes of the NASDAQ Listing Rules. The Compensation Committee is responsible for the design and oversight of our compensation program and policies for our executive officers and non-employee Directors. The Compensation Committee seeks to ensure that the executive pay program reinforces the Company’s compensation philosophy and aligns with the interests of our stockholders. The Compensation Committee also reviews and approves all equity grants under the Company’s 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”) and the Company’s Employee Stock Purchase Plan. The Compensation Committee also periodically monitors any potential risks associated with the Company’s compensation program and policies.

Nominating and Governance Committee

For 2024, the members of the Nominating and Governance Committee were Mr. William D. Pruitt (Chair), Mr. Brian C. Freckmann, and Dr. Denise Dickins. Each of the members of the Nominating and Governance Committee is independent for purposes of the NASDAQ Listing Rules. The Nominating and Governance Committee considers qualified candidates for appointment and nomination for election to the Board and makes recommendations concerning such candidates, develops corporate governance principles for recommendation to Board, and oversees the regular evaluation of our Directors and management.

Committee Charters

Our Board has adopted a written charter for each of the Audit Committee, Compensation Committee, and Nominating and Governance Committee. Each charter is available on our website at www.nv5.com on the “Investors - Corporate Governance” page.

Director Participation at Annual Meetings

We attempt to schedule our annual meeting of stockholders at a time and date to accommodate attendance by Directors at an in-person meeting or participation in a virtual meeting. All Directors are encouraged to participate in the Company’s annual meeting of stockholders absent an unavoidable and irreconcilable conflict. All of the Directors serving at the time of the 2024 annual meeting of stockholders attended such meeting.
ITEM 11.    EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Overview

Below is an analysis and detailed description of the Company’s executive compensation philosophy, practices, and policies as they concern the officers named below, also referred to as “named executive officers” or “NEOs.” NV5 has at all times strived to reflect a fundamental “pay-for-performance” culture regarding executive compensation, which drives the work of both our Compensation Committee members and the members of our management team who support their efforts. Our board and senior management have long observed the primary objectives of NV5’s executive compensation policies to be:

•Attracting and retaining the best qualified executives to provide both strategic vision and management excellence;
•Aligning the interests of our senior executives with the long-term success of the Company;
•Recognizing and rewarding growth in our business, increasing total shareholder returns and appropriate risk management; and
•Motivating our executives to work seamlessly as a team while performing at the highest levels of which they are capable as individuals.

We believe that our overall executive compensation philosophy and our emphasis on long-term performance has played a large role in maintaining a stable leadership team which, in turn, has generated long-term value for our stockholders. The purpose of this compensation discussion and analysis is to provide our stockholders with the information necessary to assess our executive compensation program and observe our pay-for-performance philosophy.

For purposes of this compensation discussion and analysis, our NEOs for fiscal 2024 were:

Name	Title
Dickerson Wright	Executive Chairman
Ben Heraud	Co-Chief Executive Officer (Chief Executive Officer effective January 6, 2025)
Alexander A. Hockman	Co-Chief Executive Officer (Chief Executive Officer of Infrastructure effective January 3, 2025)
Richard Tong	Executive Vice President and General Counsel
Edward H. Codispoti	Chief Financial Officer

Results of 2024 Shareholder Vote on Named Executive Officer Compensation

In June 2024, we held a shareholder advisory vote on the compensation paid to our NEOs, which resulted in approximately 90.4% of votes cast in favor of our say-on-pay proposal. The Compensation Committee evaluated the Company's compensation policies and practices throughout the remainder of 2024, our Board chose to make no significant changes to our existing executive incentive programs as they felt the programs worked as designed and support our pay-for-performance philosophy.

Fiscal 2024 Financial Highlights

•Gross revenues in 2024 were $941.3 million compared to $857.2 million in 2023, a 10% increase.
•Gross profit in 2024 was $483.2 million compared to $426.2 million, a 13% increase. This represents a gross margin expansion of 160 basis points to 51.3%.
•Net income in 2024 was $28.0 million compared to $43.7 million in 2023. Net income reflects an increase of $11.2 million in acquisition-related costs primarily driven by $9.9 million in earn-out fair value adjustments, an increase of $9.6 million in amortization expense as a result of recent acquisitions, and an increase of $4.2 million in interest expense due to higher debt related to acquisitions.

•GAAP EPS in 2024 was $0.44 per share compared to $0.71 per share in 2023.
•Cash flows from operating activities in 2024 were $57.3 million compared to $62.2 million in 2023.

Long-Term Stock Price Performance

NV5 has demonstrated a resilient track record of growth in cumulative total return for its stockholders since we began trading on NASDAQ in 2013. Our cumulative total stockholder return ("TSR") was 49% for the period from January 2020 through December 2024. We compare our TSR to the Russell 2000 Index and the S&P 1500 Construction and Engineering Index, and outperformed the Russel 2000 Index over this cumulative five-year period. TSR measures the return that we have provided our stockholders, including stock price appreciation and dividends paid (assuming reinvestment thereof).

Compensation Best Practices Highlights

NV5’s executive compensation program has been designed to incorporate many industry best practices, including:

Best Practices in NV5’s Program	Practices We Do Not Engage In
• Pay-for-performance philosophy links a substantial portion of compensation to financial and/or stock performance	• No defined benefit pension plan
• Annual performance-based incentives paid entirely in restricted stock	• No re-pricing of stock options without shareholder approval (none issued since IPO in 2013)
• Multi-year vesting period for equity performance-based awards	• No excise tax gross-up provisions
• Modest perquisites
• Comparison of compensation levels and design to industry benchmarks
• Double-trigger change of control cash severance provisions
• Anti-hedging and anti-pledging policies

From the Top Down – NV5’s Compensation Philosophy

Our core principle is that good people should be paid well when they do an outstanding job. We also believe that short-term opportunism should be discouraged and therefore we have designed our compensation packages to reward informed risk-taking by our senior executives. We apply this philosophy to our entire senior executive team who, by turn, follow these principles when making compensation decisions lower down in the NV5 organization.

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

The compensation for our NEOs consists of two primary elements: base salary and annual performance bonuses, the latter of which is paid entirely in restricted stock with additional service-based vesting requirements. While we believe that our base salaries provide a fixed level of compensation necessary to attract and retain our executive officers, a significant portion of their compensation is in the form of variable annual performance bonuses.

Mix of Total Compensation
100%
75%
50%
25%
0%
65%
35%
69%
31%
61%
39%
40%
60%
48%
52%
Mr. Wright
Mr. Heraud
Mr. Hockman
Mr. Tong
Mr. Codispoti
Base Salary
Annual Performance Bonus

Annual performance bonuses are designed to reward corporate and individual performance and future share value appreciation in a simple and straightforward manner. NV5’s executive compensation program is also designed to generate noticeable stability within the executive team.

Each NEO is a member of NV5’s executive team and is expected to contribute to the organization’s overall success rather than focus solely on specific objectives within his or her area of responsibility. Given this team-based approach, NV5 considers relative compensation levels among all executive team members to ensure that our compensation programs are applied consistently and equitably.

Use of Independent Compensation Consultant

The Compensation Committee has engaged Meridian Compensation Partners, LLC ("Meridian"), an independent compensation consulting firm, to periodically provide advice, relevant market data, and various peer group comparisons with respect to the compensation of Mr. Wright and other NEOs. The Compensation Committee assessed the independence of Meridian based on the specific criteria under applicable SEC rules and determined that no conflict of interest is raised by Meridian's work for the Compensation Committee.

The Process of Setting Total Compensation, Compensation Mix and Incentive Goals

For 2024, the Compensation Committee made pay decisions based on industry comparisons and specific factors about each NEO including individual performance, experience, NV5 results, scope and responsibility, and retention. The Compensation Committee exercises its independent judgment to determine compensation levels for Mr. Wright. Mr. Wright does not participate in the Compensation Committee’s deliberations or decisions about his own compensation. For all other executive officers, the Compensation Committee considers Mr. Wright's recommendation for setting compensation levels. The Compensation Committee gives considerable weight to Mr. Wright's evaluation of the other NEOs because of his direct and personal knowledge of each executive’s performance and capabilities.

Compensation Committee members have access to certain relevant information due to their position in the industry and will request NV5 management to compile other market information for the Committee’s review. This process generally takes place twice each year: in late February when performance for the prior fiscal year is reviewed, and in December when performance goals for the following fiscal year are considered. NV5’s annual incentive compensation awards are heavily based on prior year corporate and individual performance and determined with regard to objective and quantifiable goals discussed in advance with each NEO following the December meeting of the Compensation Committee.

Compensation Elements

As noted above, the primary components of NV5’s executive compensation program are base salary and performance based annual bonuses paid in time-based restricted stock. Each element is described in more detail below. As a general matter, determination regarding one element of compensation tends not to affect decisions regarding other elements given their different roles and purposes in motivation and retention of our NEOs.

Base Salary

Base salary is used to provide the NEOs a minimum, fixed level of cash compensation commensurate with their positions, experience, and qualifications. Base salary is designed to attract and retain talent, and to reward core competence in the executive's role. Salaries initially are negotiated and set forth in employment agreements with each of our executive officers and thereafter reviewed annually by the Compensation Committee, generally in late February of each year. Salaries consider the performance of the executive, market data adjusted for individual qualifications, and job requirements. Changes, if any, consider individual performance, changes in job requirements, and market benchmarks. Mr. Wright's contract includes an annual base salary adjustment effective January 1, 2025.

Annual Performance Bonus

The Compensation Committee may grant annual cash bonuses under NV5’s annual bonus plan and annual equity incentive awards (“AEIs”) under our 2023 Equity Incentive Plan, approved by our stockholders on June 13, 2023 (the “2023 Plan”). The Compensation Committee eliminated annual cash bonuses beginning in 2015 in favor of all incentive compensation being granted in the form of AEIs comprised of time-based restricted stock. The AEIs are used to motivate NEOs to meet and exceed specified operating, financial, strategic, and individual goals that are expected to contribute to stockholder value creation. Payments of AEIs in the form of time-based restricted stock align the interests of NEOs with shareholders.

2024 AEI Performance Measures and Targets

The AEIs for NEOs other than Mr. Wright are granted based on the achievement of pre-determined financial targets (Total Revenues and Adjusted EBITDA) and individual performance metrics (such as “implementation of enterprise cybersecurity” or “expansion of revolving credit facility”), which are largely objective and ascertainable. Mr. Wright’s employment agreement provides for the Compensation Committee to consider both individual and Company performance (without regard to specific metrics) when determining AEIs.

Fiscal 2024 Target AEI Opportunities

Other than for Mr. Wright, whose employment agreement provides discretion for the Compensation Committee to grant bonus amounts without regard to fixed performance metrics, target AEI awards for our NEOs are between 50% and 100% of base salary. AEIs are paid in RSAs that vest over a period of three years. Awards are determined judgmentally based on the NEOs' job responsibilities and performance expectations. The value of RSAs issued to NEOs in 2024 applicable to 2023 performance is detailed below in the Executive Compensation Summary table.

Retirement Benefits

We maintain a 401(k) plan that allows employees (including our NEOs) to accumulate assets to fund their retirement benefits. The 401(k) plan allows us to maintain a competitive retirement package. The 401(k) plan is available to all employees who have completed at least 30 days of service. Our executive officers may participate in the 401(k) Plan. The matching contributions to the 401(k) Plan are discretionary based on the profitability of NV5. Historically, contributions to the 401(k) Plan have been made 100% in cash into the plan or restricted stock through the NV5 Incentive Plan.

The 401(k) Plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As such, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan, and all contributions are deductible by us when made. The 401(k) Plan also allows post-tax contributions. The amounts of our matching contributions for our NEOs for 2024, 2023, and 2022 under the 401(k) Plan are included in the “All Other Compensation” column of the Summary Compensation Table on page 19.

Perquisites

We provide a limited number of perquisites to our NEOs (a car lease or allowance to all NEOs and a reimbursement of certain aircraft related expenses to Mr. Wright) with the objective of attracting and retaining executive officers in a highly competitive market for executive talent. The total value of perquisites provided to the NEOs during 2024 represented a small fraction of each NEO’s total compensation. These amounts are included in the second to last column of the Summary Compensation Table on page 19 under “All Other Compensation” and related footnotes.

Clawback Policy

We maintain a clawback policy whereby the Company is required to seek recovery of excessive incentive-based compensation from any current or former Officer in the event of a restatement, whether intentional or not, of the Company's consolidated financial statements. On October 10, 2023, the Board adopted an Executive Compensation Clawback Policy in accordance with NASDAQ Listing Requirements which was filed with the SEC as Exhibit 97.1 to our 2023 Annual Report on Form 10-K. This policy describes the circumstances under which excessive incentive-based compensation awarded to current or former Officers of the Company is subject to such recoupment. As previously disclosed in the Company's Form 10-Q for the quarter ended September 28, 2024, the Company identified out of period misstatements related to the estimated time to complete ("ETC") on acquired percentage-of-completion ("POC") projects related to the February 2023 acquisition of Continental Mapping Acquisition Corp. and its subsidiaries, including Axim Geospatial, LLC (collectively "Axim").  Accordingly, the Company revised its historical financial statements filed with its Annual Report on Form 10-K for the period ending December 30, 2023, the interim periods in the Form 10-Qs filed within fiscal year 2023, and the interim periods in the Form 10-Qs for the quarters ended March 30, 2024, and June 29, 2024 prospectively to correct these errors.  Following such restatement, the independent Compensation Committee of the Company’s Board reviewed the requirements of the Company’s Executive Compensation Clawback Policy regarding awarded incentive-based compensation and determined that no amounts were recoverable thereunder as a result of the relevant performance measures having been reached irrespective of such out of period misstatements.

Termination of Employment and Change in Control Agreements

Employment Agreements

We generally maintain employment agreements with our NEOs. The objective of these arrangements is to secure qualified executive officers for leadership positions in our organization as well as to protect our business and intellectual property by restrictive covenants, including non-competition covenants, contained in the agreements. As of April 18, 2025, we had employment agreements with all our NEOs for their current positions. See “Executive Employment Agreements” below.

Our employment agreements provide for the payment of certain compensation and benefits in the event of termination of an executive’s employment following a change in control of NV5. Providing for payments upon a change in control helps preserve NV5’s value by reducing any incentive for key executive officers to seek employment elsewhere if a change in control of NV5 is proposed or becomes likely. Moreover, on an ongoing basis, these arrangements help maintain the continuity of our management team, which we view as a driver of shareholder value. See “Change in Control Provisions, Severance Benefits and Employment Agreements,” below for a description of these provisions and a calculation of the amounts that would be payable thereunder if a change in control of NV5 had occurred on December 28, 2024.

Accounting for Share-Based Compensation

Before authorizing AEIs or other equity-based compensation awards, the Compensation Committee considers the accounting impact of the award as structured and under various other scenarios to analyze the expected impact of the award.

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

In 2024, the Compensation Committee engaged Meridian as its compensation consultant to assist and advise the Compensation Committee on executive and director compensation matters. Meridian and the Compensation Committee have the following protocols in place to ensure their independence from management:

•The Compensation Committee has the sole authority to select, retain, and terminate Meridian, as well as authorize Meridian's fees and determine the other terms and conditions that govern the engagement.

•The Compensation Committee directs Meridian on the process for delivery and communication of its work product, including its analyses, findings, conclusions, and recommendations.

•In the performance of its duties, Meridian is accountable and reports directly to the Compensation Committee.

•The Compensation Committee may consult with Meridian at any time, with or without members of management present, at the Compensation Committee's sole discretion.

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

Report of the Compensation Committee

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis (CD&A) required by Item 402(b) of Regulation S-K with management and, based on its review and these discussions, has recommended to the Board of Directors that the CD&A be included or incorporated by reference in our fiscal year 2024 Annual Report on Form 10-K.

The Compensation Committee welcomes feedback regarding our executive compensation program. Stockholders may communicate with the Committee by writing to the Compensation Committee Chair, c/o MaryJo O’Brien, Corporate Secretary.

Denise Dickins (Chair)
William D. Pruitt
Brian C. Freckmann

This Compensation Committee Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, unless specifically incorporated by reference therein.

Compensation of Named Executive Officers

The following table sets forth information concerning the compensation earned during the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 by our NEOs.

EXECUTIVE COMPENSATION SUMMARY TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (1)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Dickerson Wright	2024	$793,526	-	$1,448,691	-	-	-	$29,114	$2,271,331
Executive Chairman	2023	$749,014	-	$1,663,424	-	-	-	$34,947	$2,447,385
	2022	$702,752	-	$1,848,517	-	-	-	$40,269	$2,591,538

Ben Heraud (4)	2024	$432,160	-	$969,130	-	-	-	$6,300	$1,407,590
Co-Chief Executive Officer

Alexander A. Hockman (5)	2024	$496,156	-	$766,671	-	-	-	$14,210	$1,277,037
Co-Chief Executive Officer	2023	$475,010	-	$388,979	-	-	-	$15,710	$879,699
	2022	$470,200	-	$412,659	-	-	-	$16,132	$898,991

Richard Tong	2024	$396,924	-	$268,998	-	-	-	$13,290	$679,212
Executive Vice President	2023	$372,311	-	$288,629	-	-	-	$2,790	$663,730
and General Counsel	2022	$356,159	-	$334,195	-	-	-	$1,312	$691,666

Edward H. Codispoti	2024	$443,848	$20,000	$383,640	-	-	-	$7,890	$855,378
Chief Financial Officer	2023	$396,540	-	$401,400	-	-	-	$7,428	$805,368
	2022	$370,195	-	$410,192	-	-	-	$6,690	$787,077

(1)Performance-based bonuses are generally paid under our Bonus Plan and reported as Non-Equity Incentive Plan Compensation. Except as otherwise noted, amounts reported as Bonus represent discretionary bonuses awarded by the Compensation Committee in addition to the amount (if any) earned under the Bonus Plan.

(2)Represents restricted stock awards granted in 2024, 2023, and 2022 pursuant to our 2023 Equity Incentive Plan. The aggregate grant date fair value of such awards were computed in accordance with Financial Accounting Standards Board ASC Topic 718, Stock Compensation (ASC Topic 718), and do not take into account estimated forfeitures related to service-based vesting conditions, if any. These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards are subject to time-based vesting.

(3)Consists of group term life insurance premiums for all Named Executive Officers, reimbursements for Mr. Wright's auto lease payments, and car allowance payments made by us for Messrs. Heraud, Hockman, Tong, and Codispoti.

(4)Mr. Heraud was appointed Co-Chief Executive Officer effective March 1, 2024. Commencing January 6, 2025, Mr. Heraud began serving as the Company's sole Chief Executive Officer.

(5)Mr. Hockman was appointed Co-Chief Executive Officer effective March 1, 2024. Commencing January 3, 2025, Mr. Hockman assumed the position of Chief Executive Officer of Infrastructure, reporting to Mr. Heraud.

For a discussion of the material terms of each NEO’s employment agreement, see the “Executive Employment Agreements” section below.

Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the ratio of the annual total compensation of our Executive Chairman, Mr. Dickerson Wright, to that of our median employee (excluding our Executive Chairman). The pay ratio was calculated in a manner consistent with Item 402(u) of Regulation S-K and based upon our reasonable judgment and assumptions. For fiscal year 2024, Mr. Wright’s annual total compensation was $2,271,331, the median employee compensation was $80,720 and our estimate of the PEO pay ratio was 28.1:1.
To determine our median employee, we reviewed compensation data from the NV5 global employee population on December 27, 2024. We determined that, as of December 27, 2024, our employee population for pay ratio disclosure purposes consisted of approximately 5,000 global employees. We applied the 5% exclusion rule to employees in certain jurisdictions outside of the U.S., which eliminated 236 employees in the following countries: Malaysia - 110, Macau - 10, China - 22, Philippines - 43, Japan - 9, Germany - 13, Italy - 7, France - 7, United Kingdom - 11, and Canada - 4. We also excluded employees of Causseaux, Hewett, & Walpole, LLC, Fluhrer Reed, PA, Fluhrer Residential Structures, LLC, ASG Engineering Consultants, LLC, GIS Solutions, Inc., TMCADD Consulting Services, LLC, Kisebach Consulting PC, Senergy BCS, Inc., the Water Resources Group business acquired from Weston Solutions, Inc., Southport Engineering Associates, Inc., D.G. Koch Associates, LLC, and Global Fire Protection Group, LLC as permitted by SEC rules in light of our acquisition of these companies in 2024. To identify the median employee, earnings during the 52-week period of December 31, 2023 to December 28, 2024 were reviewed. For employees who worked a partial year because of a hire date that fell after the start of the fiscal year, earnings were annualized.
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

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information with respect to the value of all outstanding equity awards previously awarded to our NEOs as of December 28, 2024.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Dickerson Wright	—	—	—	—	—	186,804	$3,538,068	—	—
Ben Heraud	—	—	—	—	—	66,784	$1,264,889
Alexander A. Hockman	—	—	—	—	—	61,336	$1,161,704	—	—
Richard Tong	—	—	—	—	—	33,584	$636,081	—	—
Edward H. Codispoti	—	—	—	—	—	45,332	$858,588	—	—

(1)The grant dates and vesting dates for such unvested shares are as follows:

	03/03/2022	05/13/2022	06/13/2023	06/26/2023	04/01/2024	06/21/2024	06/28/2024	Total No. of Shares
Dickerson Wright	60,000	88	66,000	284	60,000	—	432	186,804
Ben Heraud	10,000	68	—	16,284	40,000	—	432	66,784
Alexander A. Hockman	13,332	88	15,200	284	20,000	12,000	432	61,336
Richard Tong	10,800	68	11,200	284	10,800	—	432	33,584
Edward H. Codispoti	13,332	—	16,000	—	16,000	—	—	45,332
Vesting Date	03/03/2025	05/13/2025	06/13/2026	06/26/2026	04/01/2027	06/21/2027	06/28/2027
	(three-year cliff vesting)	(three-year cliff vesting)	(three-year cliff vesting)	(three-year cliff vesting)	(three-year cliff vesting)	(three-year cliff vesting)	(three-year cliff vesting)

(2)Calculated by multiplying the number of restricted shares of common stock held by $18.94 which is the quoted market price per share of our common stock as of December 27, 2024.

Executive Employment Agreements

We have written employment agreements with each of our NEOs that provide for, among other things, the payment of base salary, reimbursement of certain costs and expenses, and for each NEO’s participation in our bonus plan and employee benefit plans.

We entered into employment agreements with Richard Tong effective October 1, 2010, Dickerson Wright, Benjamin Heraud and Alexander Hockman effective March 1, 2024, and Edward Codispoti effective and as amended on June 6, 2019 that govern the terms of their respective service with us. Mr. Wright’s, Mr. Heraud's and Mr. Hockman's employment agreements each provide for an initial term of two years with (in the case of Mr. Wright's agreement) automatic successive one-year renewal terms or on an "at will" basis (in the case of Mr. Heraud's and Mr. Hockman's agreements), unless earlier terminated in accordance with the terms of such employment agreement. Mr. Codispoti's employment agreement provides for an initial term of one year with automatic successive one-year renewal terms, unless earlier terminated in accordance with the terms of such employment agreement. The employment agreements with all our other NEOs provide for a term of employment commencing on the date of the agreement and continuing until we or the respective NEO provide written notice of termination to the other party in accordance with the relevant employment agreement, upon termination by us for Cause (as defined in each NEOs respective employment agreement), or upon the executive’s death or Disability (as defined in each NEOs respective employment agreement).

Except with respect to certain items of compensation, as described below, the terms of each agreement are similar in all material respects.

The employment agreement with Mr. Wright provides for an annual base salary of $800,000, subject to annual review by our Board, and subject to a minimum annual increase equal to 7% effective January 1, 2025, and includes provisions relating to Section 409A of the Code. The employment agreement with Mr. Wright entitles him to receive a performance bonus at the discretion of our Board and to receive reimbursement of all reasonable expenses incurred in connection with our business.

Mr. Heraud's employment agreement provides an annual base salary of $500,000 and awards of 76,000 shares of restricted stock in each of 2024 and 2025, and he is eligible to participate in the Company's discretionary performance bonus plan under the Company's 2023 Equity Incentive Plan.

The other NEO employment agreements as amended and modified by annual review by our Board to date, provide for an annual base salary of $500,000 for Mr. Hockman, $400,000 for Mr. Tong and $450,000 for Mr. Codispoti, subject to continuing annual review by our Board. Mr. Tong’s employment agreement entitles him to receive up to a 50% performance bonus based on criteria established upon employment and to receive reimbursement of expenses incurred in connection with our business in an amount not to exceed, on an annual basis, 10% of his annual base salary. Mr. Hockman's employment agreement entitles him to receive restricted stock awards of 20,000 shares in each of 2024 and 2025. Mr. Codispoti’s employment agreement entitles such executive to receive up to a 100% performance bonus based on criteria established upon employment and to receive reimbursement of expenses incurred in connection with our business.

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

Unless otherwise noted above, and except for the termination payments pursuant to Mr. Wright’s, Mr. Heraud's, Mr. Hockman's, Mr. Codispoti's, and Mr. Tong's employment agreements as described below, upon termination of employment under the employment agreements, we are only required to pay the terminated NEO such portions of his respective annual base salary that have accrued and remain unpaid through the effective date of such NEO’s termination, and we have no further obligation whatsoever to such NEO other than reimbursement of previously incurred expenses which are appropriately reimbursable under our expense reimbursement policy; provided, however, that in the event of termination of employment due to the death of an NEO, we will continue to pay to such NEO’s estate such NEO’s annual base salary for the period through the end of the calendar month in which such death occurs.

In the event of a merger or consolidation of our Company with another corporation or entity, or if substantially all of our assets are sold or otherwise transferred to another corporation or entity, the provisions of the employment agreements will be binding upon and inure to the benefit of the continuing or surviving corporation.

Payments made under Mr. Wright’s, Mr. Heraud's and Mr. Hockman's Employment Agreements

The following discussion applies exclusively to Mr. Wright, our Executive Chairman, Mr. Heraud, our Chief Executive Officer, and Mr. Hockman, our Chief Executive Officer of Infrastructure.

Upon termination for Cause or resignation without Good Reason. In the event the executive is terminated for Cause or resigns his employment without Good Reason, we are required pursuant to the executive's employment agreement to:
•Pay any unpaid base salary earned through the date of termination or resignation; and
•Reimburse reasonable business expenses incurred prior to the date of termination or resignation.
Under each of Mr. Wright’s, Mr. Heraud's and Mr. Hockman's employment agreement “Cause” is defined as (1) an action or omission of the executive which constitutes a willful and material breach of, or failure or refusal (other than by reason of disability) to perform his duties under his employment agreement, which is not cured within 15 days after notice thereof, (2) fraud, embezzlement, misappropriation of funds or breach of trust in connection with his services under the executive's employment agreement or (3) conviction of a felony. Under each of Mr. Wright’s, Mr. Heraud's and Mr. Hockman's employment agreement, “Good Reason” is defined to include (1) the assignment to the executive of any duties or responsibilities inconsistent in any respect with the executive’s position or a similar position in our company or one of our subsidiaries, or any other action by us, which results in a material diminution in such position, authority, duties or responsibilities, (2) any failure by us to comply with certain provisions of the executive's employment agreement, (3) a material breach by us of our obligations to the executive under his employment agreement (which have not been cured within 30 days after notice of such breach from the executive), and (4) our requiring the executive to be based at any office or location outside of the area for which he was originally hired to work, except where such change in work location does not represent a material change in the geographic location at which the executive is required to provide services.

Upon termination without Cause, resignation for Good Reason, death or disability. In the event the executive is terminated without Cause or resigns his employment for Good Reason (including, in either case, following a Change of Control) or dies or becomes disabled, we are required pursuant to the executive's employment agreement to:
•Pay any unpaid base salary earned through the date of termination or resignation
•Continue to pay the executive's base salary for the remainder of the then-current term, plus one year thereafter (the "Continuation Period")
•Continue to provide the executive with the benefits he was receiving prior to termination for a period of time equal to the Continuation Period, if participation in any such plan is not possible, the executive would have the option to elect continuation of such benefits under COBRA. In the event the Company is unable to provide such benefits then the Company shall pay the executive (or his estate, as applicable) cash equal to the value of the benefit that otherwise would have accrued for the executive’s benefit under such plan for the period during which such benefits could not be provided under the plan
•Reimburse for reasonable business expenses incurred prior to the date of termination or resignation
•Pay, in the case of Mr. Wright, for any unused vacation days within 30 days of the date of termination or resignation
Upon termination without Cause (including following a Change of Control) or in the event the executive resigns for Good Reason following a Change of Control, the executive's equity awards shall immediately vest, notwithstanding any provisions of such equity award agreements to the contrary.

A “Change in Control” will be deemed to occur pursuant to Mr. Wright’s, Mr. Heraud's and Mr. Hockman's employment agreement in the event the stockholders of our Company approve (1) the sale of substantially all of our assets, (2) our liquidation or dissolution or (3) a merger or other similar transaction which would result in our stockholders prior to the transaction owning 50% or less of the combined voting power of the merged entity immediately following the transaction. In addition, with certain exceptions, a Change in Control will be deemed to occur upon any person or group’s acquisition of more than 50% of our outstanding shares of common stock or voting power.

Payments made under Mr. Tong’s and Mr. Codispoti’s Employment Agreements

Mr. Tong’s employment agreement contains provisions related to payments during certain periods of non-competition if requested by the Company following a termination. In the event of termination without Cause (as defined therein), we are required pursuant to Mr. Codispoti's employment agreement to provide severance by continuing the payment of his base salary for a period of one year (whether or not a non-competition period has been requested). Should either Mr. Codispoti or Mr. Tong be terminated without Cause, the executive’s equity awards shall immediately vest.

Each of Messrs. Tong’s and Codispoti's employment agreements provides that in the event of a Change in Control (as defined below), during the term of such executive’s employment, we are obligated to pay such executive a single lump sum payment, within 30 days of the termination of such executive’s employment, equal to (1) one year of executive's base salary, plus any unused vacation pay for the year immediately preceding the year in which the executive's employment is terminated, which shall be paid in a lump sum; and (2) the monthly COBRA premiums for the executive, for a period of one year following termination. Further, if a Change in Control occurs during such executive’s employment, then such executive’s equity awards, if any, shall immediately vest, notwithstanding any other provision in such respective equity award agreement to the contrary. A “Change in Control” means approval by our stockholders of (1)(a) a reorganization, merger, consolidation or other form of corporate transaction or series of transactions, in each case, with respect to which persons who were our stockholders immediately prior to such transaction do not, immediately thereafter, own more than 50% of the combined voting power entitled to vote generally in the election of Directors of the reorganized, merged or consolidated company’s then outstanding voting securities, in substantially the same proportions as their ownership immediately prior to such transaction, (b) our liquidation or dissolution, or (c) the sale of all or substantially all of our assets (unless such reorganization, merger, consolidation or other corporate transaction, liquidation, dissolution or sale is subsequently abandoned); or (2) the acquisition in a transaction or series or transactions by any person, entity or “group”, within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act, of more than 50% of either the then outstanding shares of common stock or the combined voting power of our then outstanding voting securities entitled to vote generally in the election of Directors (a “Controlling Interest”), excluding any acquisitions by (a) us or our subsidiaries, (b) any person, entity or “group” that as of the date of the amendments to the employment agreements owns beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act of a Controlling Interest), or (c) any employee benefit plan of ours or our subsidiaries.

Change in Control Provisions, Severance Benefits and Employment Agreements

The following table sets forth information with respect to the value of payments or vesting acceleration, as applicable, such NEO would be entitled to receive assuming a Change in Control and qualifying termination as defined in each NEO's employment agreement, as applicable, as of December 28, 2024:

Name and Principal Position	Severance Amount ($)		Early Vesting of Stock Options ($)	Early Vesting of Restricted Stock ($)(1)		Continuation of Benefits ($)	Unused Vacation ($)(2)		Total ($)
Dickerson Wright	$1,735,890	(3)	None	$3,538,068	(6)	$33,370	$—	(3)	$5,307,328
Ben Heraud	$1,084,932	(4)	None	$1,264,889	(7)	$47,412	$—		$2,397,233
Alexander A. Hockman	$1,084,932	(5)	None	$1,161,704	(8)	$33,446	$—		$2,280,082
Richard Tong	$400,000		None	$636,081	(9)	$33,498	$—		$1,069,579
Edward H. Codispoti	$450,000		None	$858,588	(10)	$35,591	$—		$1,344,179

(1)Calculated by multiplying the number of restricted shares of common stock held by $18.94, which is the quoted market price per share of our common stock as of December 27, 2024.

(2)NV5 adopted a Flexible Time Off policy effective December 29, 2023.

(3)In accordance with Mr. Wright's Agreement dated November 7, 2018, severance inclusive of employer benefit cost upon termination without cause, resignation for good reason, death or disability will be paid for the longer of (i) the remainder of his employment term or (ii) thirty six months. Mr. Wright signed a new Employment Agreement dated March 1, 2024, under which he would be paid the remainder of the then-current term, plus one year thereafter.

(4)In accordance with Mr. Heraud's Employment Agreement dated March 1, 2024, severance inclusive of employer benefit cost upon termination without cause, resignation for good reason, death or disability will be paid for the remainder of his employment term plus one year thereafter.

(5)In accordance with Mr. Hockman's Employment Agreement dated March 1, 2024, severance inclusive of employer benefit cost upon termination without cause, resignation for good reason, death or disability will be paid for the remainder of his employment term plus one year thereafter.

(6)Reflects vesting of 186,804 restricted shares of our common stock.

(7)Reflects vesting of 66,784 restricted shares of our common stock.

(8)Reflects vesting of 61,336 restricted shares of our common stock.

(9)Reflects vesting of 33,584 restricted shares of our common stock.

(10)Reflects vesting of 45,332 restricted shares of our common stock.

Equity Incentive Compensation Plan Information

We currently maintain one compensation plan, the 2023 Equity Incentive Plan, that provides for the issuance of our common stock to officers and other employees, Directors and consultants, which has been approved by our stockholders. As of December 28, 2024, 6,949,597 shares of common stock are authorized and reserved for future issuance under the 2023 Equity Incentive Plan. The shares available are not reduced by awards settled in cash or by shares withheld to satisfy tax withholding obligations. Only the net number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares are deducted from the shares available under the 2023 Equity Incentive Plan.

The following table sets forth information regarding outstanding rights and shares reserved for future issuance under the 2023 Equity Incentive Plan as of December 28, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	48,000 (1)	-(2)	6,949,597
Equity compensation plans not approved by stockholders	-	-	-
Total	48,000	-	6,949,597

(1)Consists of shares that may be issued under restricted stock unit awards under the 2023 Equity Incentive Plan. The Company also has 3,023,665 weighted shares of unvested restricted common stock outstanding, which are not included in column (a).

(2)The weighted average exercise price does not take into account the shares issuable for no consideration upon the vesting and delivery of outstanding restricted stock unit awards.

Compensation of Directors

We pay our non-employee Directors an annual cash retainer of $60,000 for their Board service, payable in quarterly cash installments, or in common stock of the Company, at the Director's sole discretion. Each non-employee Director may elect once a year to receive stock in lieu of the cash retainer. In addition, each non-employee Director receives, upon his or her initial appointment to our Board, 4,000 restricted stock units and for each subsequent election to serve an additional one-year term, an equity award under our 2023 Equity Incentive Plan of 6,000 restricted stock units. Such equity awards are subject to a one-year vesting requirement and are generally made by our Board within sixty days of such appointment or election. We reimburse all of our Directors for reasonable expenses incurred to attend our Board and Board committee meetings.

The following table sets forth information concerning the compensation earned during fiscal year 2024 by each individual who served as a non-employee Director at any time during the fiscal year 2024:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William D. Pruitt	$60,000	(1)	$138,105	—	—	—	—	$198,105
Denise Dickins	$60,000	(1)	$138,105	—	—	—	—	$198,105
Brian C. Freckmann	$60,000	(2)	$138,105	—	—	—	—	$198,105
François Tardan	$60,000	(2)	$138,105	—	—	—	—	$198,105

(1)Reflects $60,000 retainer payable at the director’s request in cash.
(2)Reflects $60,000 retainer payable at the director’s request in common stock.
(3)Reflects grant date value of 6,000 restricted stock units granted on October 8, 2024 to Messrs. William D. Pruitt, Brian C. Freckmann, and Francois Tardan, and Dr. Denise Dickins, with each vesting on the day immediately preceding the first annual meeting of the stockholders of the Company following the grant date, but are not issuable to each such Director until the earlier of: (i) such Director’s separation from service to the Company, (ii) immediately prior to consummation of a Change of Control (as defined in the Restricted Stock Units Agreement, dated October 8, 2024, between the Company and each such Director), or (iii) October 8, 2027.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information known to us regarding the beneficial ownership of our common stock as of April 18, 2025 by: (i) each stockholder who is known by us to beneficially own more than 5% of our common stock, (ii) each of our Directors and Director nominees, (iii) each of our Named Executive Officers listed in the “Summary Compensation Table” and (iv) all of our Directors, Director nominees, and executive officers as a group.

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

	Beneficially Owned (1)
	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)
Directors, Director Nominee, and Named Executive Officers:
Alexander A. Hockman (4)	342,612	*
William D. Pruitt (5)	84,564	*
François Tardan (6)	29,704	*
Richard Tong (7)	50,618	*
Dickerson Wright (8)	7,004,608	10.7%
MaryJo E. O’Brien (9)	263,621	*
Edward H. Codispoti (10)	89,154	*
Denise Dickins (11)	22,000	*
Brian C. Freckmann (12)	34,240	*
Ben Heraud (13)	171,154	*
All Directors, Director Nominee, and Named Executive Officers as a group (10 persons) (14)	8,092,275	12.3%

5% Holders
Entities affiliated with Cercano Management LLC (15)	3,925,599	6.0%
_____________________
*    Less than 1%.

(1)Except as otherwise indicated, the persons named in the above table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the following footnotes to this table.

(2)Under the rules of the SEC, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or warrants.

(3)Calculated on the basis of 65,646,838 shares of common stock outstanding as of April 18, 2025. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days after such date, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days after such date. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner.

(4)Includes 61,336 shares of restricted stock which are forfeitable until vested.

(5)Includes 50,000 shares of our common stock held by Pruitt Enterprises, LP. Mr. Pruitt is the President of Pruitt Ventures, Inc., which is the general partner of Pruitt Enterprises, LP and has voting and dispositive power with respect to these shares, 2,000 shares of our common stock held by Mr. Pruitt's spouse's living trust, of which Mr. Pruitt disclaims beneficial ownership, 6,564 shares of our common stock held by The William D. Pruitt Jr. Living Trust, and 26,000 shares of our common stock held by Mr. Pruitt. Mr. Pruitt disclaims beneficial ownership except to the extent of any indirect pecuniary interest therein. Includes 6,000 restricted stock units issued on October 8, 2024 that will vest on the day immediately preceding the first annual meeting of the stockholders of the Company following the grant date (subject to Mr. Pruitt's continued services as a Director as of such date), the shares the shares underlying the restricted stock units are not issuable to Mr. Pruitt until the earlier of (x) his separation from service as a Director, (y) immediately prior to consummation of a Change of Control (as defined in the restricted stock units agreement), or (z) October 8, 2027, 6,000 restricted stock units issued on August 29, 2023 that vested on June 17, 2024 (subject to Mr. Pruitt's continued service as a Director as of such date), the shares underlying the restricted stock units are not issuable to Mr. Pruitt until the earlier of (x) his separation from service as a Director, (y) immediately prior to consummation of a Change of Control (as defined in the restricted stock units agreement), or (z) August 29, 2026, 6,000 restricted stock units issued on August 1, 2022 that vested on June 12, 2023, the shares underlying the restricted stock units are not issuable to Mr. Pruitt until the earlier of (x) his separation from service as a Director, (y) immediately prior to consummation of a Change of Control (as defined in the restricted stock units agreement), or (z) August 1, 2025, 6,000 restricted stock units issued on September 24, 2021 that vested on June 8, 2022, the shares underlying the restricted stock units are not issuable to Mr. Pruitt until the earlier of (x) his separation from service as a Director, (y) immediately prior to consummation of a Change of Control (as defined in the restricted stock units agreement), or (z) September 24, 2024, 4,000 restricted stock units that vested on June 4, 2021, 4,000 restricted stock units that vested on August 21, 2020, 4,000 restricted stock units that vested on June 7, 2019, and 4,000 restricted stock units that vested on June 8, 2018. Once vested, the shares underlying the restricted stock units are not issuable to Mr. Pruitt until the earlier of (x) his separation from service as a Director, (y) immediately prior to consummation of a Change of Control (as defined in the restricted stock units agreement), or (z) October 22, 2023 (for the restricted stock units that vested on June 4, 2021), July 1, 2022 (for the restricted stock units that vested on August 21, 2020), July 13, 2021 (for the restricted stock units that vested on June 7, 2019) and July 24, 2020 (for the restricted stock units that vested on June 8, 2018), but are no longer subject to any conditions.

(6)Includes 29,704 shares of common stock held by Mr. Tardan. Includes 6,000 restricted stock units issued on October 8, 2024 that will vest on the day immediately preceding the first annual meeting of the stockholders of the Company following the grant date (subject to Mr. Tardan's continued service as a Director as of such date), the shares underlying the restricted stock units are not issuable to Mr. Tardan until the earlier of (x) his separation from service as a Director, (y) immediately prior to consummation of a Change of Control (as defined in the restricted stock units agreement), or (z) October 8, 2027, 6,000 restricted stock units issued on August 29, 2023 that vested on June 17, 2024 (subject to Mr. Tardan's continued service as a Director as of such date), the shares underlying the restricted stock units are not issuable to Mr. Tardan until the earlier of (x) his separation from service as a Director, (y) immediately prior to consummation of a Change of Control (as defined in the restricted stock units agreement), or (z) August 29, 2026, 6,000 restricted stock units issued on August 1, 2022 that vested on June 12, 2023, the share underlying the restricted stock units are not issuable to Mr. Tardan until the earlier of (x) his separation from service as a Director, (y) immediately prior to consummation of a Change of Control (as defined in the restricted stock units agreement, or (z) August 1, 2025, 6,000 restricted stock units issued on September 24, 2021 that vested on June 8, 2022, the share underlying the restricted stock units are not issuable to Mr. Tardan until the earlier of (x) his separation from service as a Director, (y) immediately prior to consummation of a Change of Control (as defined in the restricted stock units agreement, or (z) September 24, 2024, 4,000 restricted stock units that vested on June 4, 2021, 4,000 restricted stock units that vested on August 21, 2020, 4,000 restricted stock units that vested on June 7, 2019, and 4,000 restricted stock units that vested on June 8, 2018. Once vested, the shares underlying the restricted stock units are not issuable to Mr. Tardan until the earlier of (x) his separation from service as a Director, (y) immediately prior to consummation of a Change of Control (as defined in the restricted stock units agreement), or (z) July 13, 2023 (for the restricted stock units that vested on June 4, 2021), July 1, 2022 (for the restricted stock units that vested on August 21, 2020), July 13, 2021 (for the restricted stock units that vested on June 7, 2019) and July 24, 2020 (for the restricted stock units that vested on June 8, 2018), but are no longer subject to any conditions.

(7)Includes 33,584 shares of restricted stock which are forfeitable until vested.

(8)Includes: (i) 2,058,496 shares of Common Stock held by the Wright Family Trust dated December 12, 1990; (ii) 593,336 shares of Common Stock held by The Lauren Wright GST Exempt Trust C/U Dickerson Wright 2010 GRAT, (iii) 819,360 shares of Common Stock held by The Lauren Wright GST Exempt Trust C/U Katherine Wright 2010 GRAT, (iv) 417,168 shares of Common Stock held by The Lauren Wright GST Non-Exempt Trust C/U Katherine Wright 2010 GRAT, (v) 643,192 shares of Common Stock held by The Lauren Wright GST Non-Exempt Trust C/U Dickerson Wright 2010 GRAT, (vi) 593,336 shares of Common Stock held by The Stephanie Wright GST Exempt Trust C/U Dickerson Wright 2010 GRAT, (vii) 819,360 shares of Common Stock held by The Stephanie Wright GST Exempt Trust C/U Katherine Wright 2010 GRAT, (viii) 417,168 shares of Common Stock held by The Stephanie Wright GST Non-Exempt Trust C/U Katherine Wright 2010 GRAT, (viii) 643,192 shares of Common Stock held by The Stephanie Wright GST Non-Exempt Trust C/U Dickerson Wright 2010 GRAT. Includes 186,804 shares of restricted stock which are forfeitable until vested.

(9)Includes 33,980 shares of restricted stock which are forfeitable until vested.

(10)Includes 45,332 shares of restricted stock which are forfeitable until vested.

(11)Includes 6,000 restricted stock units issued on October 8, 2024 that will vest on the day immediately preceding the first annual meeting of the stockholders of the Company following the grant date (subject to Dr. Dickins's continued service as a Director as of such date), the shares underlying the restricted stock units are not issuable to Dr. Dickins until the earlier of (x) her separation from service as a Director, (y) immediately prior to consummation of a Change of Control (as defined in the restricted stock units agreement), or (z) October 8, 2027, includes 6,000 restricted stock units issued on August 29, 2023 that vested on June 17, 2024 (subject to Dr. Dickins's continued service as a Director as of such date), the shares underlying the restricted stock units are not issuable to Dr. Dickins until the earlier of (x) her separation from service as a Director, (y) immediately prior to consummation of a Change of Control (as defined in the restricted stock units agreement), or (z) August 29, 2026, 6,000 restricted stock units that were issued on August 1, 2022 that vested on June 12, 2023, the shares underlying the restricted stock units are not issuable to Dr. Dickins until the earlier of (x) her separation from service as a Director, (y) immediately prior to consummation of a Change of Control (as defined in the restricted stock units agreement, or (z) August 1, 2025, and 4,000 restricted stock units that were issued on September 24, 2021. The restricted stock units vested on June 8, 2022. The shares underlying the restricted stock units are not issuable to Dr. Dickins until the earlier of (x) her separation from service as a Director, (y) immediately prior to consummation of a Change of Control (as defined in the restricted stock units agreement), or (z) September 24, 2024 (for the restricted stock units that vested on June 8, 2022).

(12)Includes 34,240 shares of common stock held by Mr. Freckmann. Includes 6,000 restricted stock units issued on October 8, 2024 that will vest on the day immediately preceding the first annual meeting of the stockholders of the Company following the grant date (subject to Mr. Freckmann's continued service as a Director as of such date), the shares underlying the restricted stock units are not issuable to Mr. Freckmann until the earlier of (x) his separation from service as a Director, (y) immediately prior to consummation of a Change of Control (as defined in the restricted stock units agreement), or (z) October 8, 2027, includes 6,000 restricted stock units issued on August 29, 2023 that vested on June 17, 2024 (subject to Mr. Freckmann's continued service as a Director as of such date), the shares underlying the restricted stock units are not issuable to Mr. Freckmann until the earlier of (x) his separation from service as a Director, (y) immediately prior to consummation of a Change of Control (as defined in the restricted stock units agreement), or (z) August 29, 2026, 6,000 restricted stock units issued on September 24, 2021 that vested on June 8, 2022, the shares underlying the restricted stock units are not issuable to Mr. Freckmann until the earlier of (x) his separation from service, (y) immediately prior to consummation of a Change of Control (as defined in the restricted stock units agreement), or (z) September 24, 2024, and 6,000 restricted stock units issued on August 1, 2022 that vested on June 12, 2023, the shares underlying the restricted stock units are not issuable to Mr. Freckmann until the earlier of (x) his separation from service, (y) immediately prior to consummation of a Change of Control (as defined in the restricted stock units agreement), or (z) August 1, 2025.

(13)Includes 66,784 shares of restricted stock which are forfeitable until vested.

(14)See footnotes 4 through 13 above.

(15)The address of Cercano Management LLC is 1110 112th Avenue NE, Suite 202, Bellevue, WA 98004. Based on a Schedule 13G/A filed on January 21, 2025 (the "Cercano 13G"). According to the Cercano 13G, Cercano Management LLC and its manager Christopher N. Orndorff share voting and dispositive power with respect to 3,925,599 shares beneficially owned by Fifth Street Station LLC, a Delaware limited liability company and an investment advisory client of Cercano Management LLC.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The Company has a written policy with respect to transactions involving related persons, the Policies and Procedures with Respect to Transactions with Related Persons. Pursuant to such policy, our executive officers, Directors and principal stockholders, including their immediate family members and affiliates, are not permitted to enter into a related person transaction with us (as described below) without the prior consent of our Audit Committee. Any request for us to enter into a transaction with an executive officer, Director, principal stockholder or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000, must first be presented to our Audit Committee for review, consideration and approval. All of our Directors and executive officers are required to report to our General Counsel or Chair of the Audit Committee any such related person transaction. In approving or rejecting the proposed agreement, our Audit Committee considers the facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a Director’s independence. Our Audit Committee approves only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests and the best interests of our stockholders, as our Audit Committee determines in the good faith exercise of its discretion. Under the policy, if we discover related person transactions that have not been approved, the Audit Committee will be notified and will determine the appropriate action, including ratification, rescission or amendment of the transaction.

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

Except for the compensation arrangements and other arrangements described above under the heading “Executive Compensation” there were no transactions since December 31, 2023, and there is not currently proposed any transaction or series of similar transactions to which we were or will be a party, in which the amount involved exceeded $120,000 in which any Director, any executive officer, any holder of 5% or more of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
Audit and Non-Audit Fees

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 28, 2024 and December 30, 2023 by Deloitte & Touche LLP:

	Year Ended December 28, 2024	Year Ended December 30, 2023
Audit fees (1)	$2,632,075	$2,239,800
Audit-related fees (2)	—	—
Tax fees (3)	—	9,360
All other fees (4)	—	—
Total	$2,632,075	$2,249,160

(1)Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements, the review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC registered and non-registered securities offerings.

(2)Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3)Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)All other fees consist of fees for products and services other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has pre-approved all auditing services and permitted non-audit services performed for us by Deloitte & Touche LLP, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit).

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
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NV5 Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2015)

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of NV5 Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2024)

3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2024)
4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC March 11, 2013)
4.2	Description of Securities (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 filed with the SEC February 21, 2025)
10.1	NV5 Global, Inc. 2023 Equity Incentive Plan† (Incorporated by reference to Appendix B to the Company's definitive proxy statement on Schedule 14A file with the SEC on May 1, 2023)
10.2	Form of Restricted Stock Agreement† (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2023 filed with the SEC February 23, 2024)
10.3
Form of Restricted Stock Unit Agreement† (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2023 filed with the SEC February 23, 2024)

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

10.12	NV5 Global, Inc. Employee Stock Purchase Plan† (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2016)
10.13
Employment Agreement dated as of June 6, 2019 between NV5, Inc. and Edward Codispoti † (Incorporated by reference in Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 10, 2019)

10.14
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

10.15
Amendment No. 1 to Employment Agreement dated as of June 6, 2019, between NV5 Global, Inc. and Edward Codispoti. † (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 10, 2019)

10.16
Second Amendment to Employment Agreement dated as of March 1, 2024, between NV5 Holdings, Inc. and Edward Codispoti. † (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2024)

10.17
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

19.1	NV5 Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 filed with the SEC February 21, 2025)
21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 filed with the SEC February 21, 2025)
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Executive Chairman pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Executive Chairman and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002**
97.1	NV5 Global, Inc. Executive Compensation Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 23, 2024).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Indicates a management contract or compensatory plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
_________________________________________________

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NV5 GLOBAL, INC.

Date:	April 28, 2025		/s/ Dickerson Wright
		Name:	Dickerson Wright
		Title:	Executive Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dickerson Wright	Executive Chairman	April 28, 2025
Dickerson Wright	(Principal Executive Officer)

/s/ Edward H. Codispoti	Chief Financial Officer	April 28, 2025
Edward H. Codispoti	(Principal Financial and Accounting Officer)

/s/ Richard Tong	Executive Vice President and Director	April 28, 2025
Richard Tong

/s/ MaryJo O’Brien	Executive Vice President and Director	April 28, 2025
MaryJo O’Brien

/s/ Brian C. Freckmann	Director	April 28, 2025
Brian C. Freckmann

/s/ Dr. Denise Dickins	Director	April 28, 2025
Dr. Denise Dickins

/s/ William D. Pruitt	Director	April 28, 2025
William D. Pruitt

/s/ Francois Tardan	Director	April 28, 2025
Francois Tardan