Form 10-Q
period 2025-03-29
NV5 Global, Inc.
filed 2025-05-02
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of April 25, 2025, there were 65,646,838 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
NV5 Global, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	March 29, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$53,212	$50,361
Billed receivables, net	194,610	198,569
Unbilled receivables, net	129,621	141,926
Prepaid expenses and other current assets	23,268	20,155
Total current assets	400,711	411,011
Property and equipment, net	64,392	56,722
Right-of-use lease assets, net	33,932	32,099
Intangible assets, net	197,191	206,592
Goodwill	581,124	579,337
Deferred income tax assets, net	31,854	27,277
Other assets	2,827	2,318
Total assets	$1,312,031	$1,315,356

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$69,122	$81,937
Accrued liabilities	66,656	52,208
Billings in excess of costs and estimated earnings on uncompleted contracts	58,971	56,867
Other current liabilities	2,623	2,493
Current portion of contingent consideration	9,233	5,554
Current portion of notes payable and other obligations	8,307	11,195
Total current liabilities	214,912	210,254
Contingent consideration, less current portion	3,620	7,196
Other long-term liabilities	25,503	23,284
Notes payable and other obligations, less current portion	225,016	241,608
Total liabilities	469,051	482,342

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized, 65,646,834 and 65,115,824 shares issued and outstanding as of March 29, 2025 and December 28, 2024, respectively	657	651
Additional paid-in capital	547,730	538,568
Accumulated other comprehensive loss	(323)	(693)
Retained earnings	294,916	294,488
Total stockholders’ equity	842,980	833,014
Total liabilities and stockholders’ equity	$1,312,031	$1,315,356
See accompanying notes to the condensed consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	March 29, 2025	March 30, 2024
Gross revenues	$234,045	$212,558

Direct costs:
Salaries and wages	59,246	56,454
Sub-consultant services	39,158	31,611
Other direct costs	12,440	12,753
Total direct costs	110,844	100,818

Gross profit	123,201	111,740

Operating expenses:
Salaries and wages, payroll taxes, and benefits	73,000	65,434
General and administrative	23,944	22,243
Facilities and facilities related	6,264	5,960
Depreciation and amortization	15,618	13,802
Total operating expenses	118,826	107,439

Income from operations	4,375	4,301

Interest expense	(3,545)	(4,191)

Income before income tax expense	830	110
Income tax expense	(402)	(33)
Net income	$428	$77

Earnings per share:
Basic	$0.01	$—
Diluted	$0.01	$—

Weighted average common shares outstanding:
Basic	62,252,687	61,068,605
Diluted	63,253,555	62,536,103

Comprehensive income (loss):
Net income	$428	$77
Foreign currency translation income (loss), net of tax	370	(501)
Comprehensive income (loss)	$798	$(424)
See accompanying notes to the condensed consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount				Total
Balance, December 30, 2023	63,581,020	$636	$507,779	$(18)	$266,509	$774,906
Stock-based compensation	—	—	5,718	—	—	5,718
Restricted stock issuance, net	160,008	1	(1)	—	—	—
Stock issuance for acquisitions	74,604	1	1,859	—	—	1,860
Other comprehensive loss	—	—	—	(501)	—	(501)
Net income	—	—	—	—	77	77
Balance, March 30, 2024	63,815,632	$638	$515,355	$(519)	$266,586	$782,060

Balance, December 28, 2024	65,115,824	$651	$538,568	$(693)	$294,488	$833,014
Stock-based compensation	—	—	5,770	—	—	5,770
Restricted stock issuance, net	356,182	4	(4)	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(35,394)	—	(615)	—	—	(615)
Stock issuance for acquisitions	210,222	2	4,011	—	—	4,013
Other comprehensive income	—	—	—	370	—	370
Net income	—	—	—	—	428	428
Balance, March 29, 2025	65,646,834	$657	$547,730	$(323)	$294,916	$842,980
See accompanying notes to the condensed consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net income	$428	$77
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,377	15,363
Non-cash lease expense	3,183	3,293
Provision for doubtful accounts	111	491
Stock-based compensation	6,770	6,666
Change in fair value of contingent consideration	(417)	—
Gain on disposals of property and equipment	(157)	(3)
Other	33	(67)
Deferred income taxes	(5,091)	(4,940)
Amortization of debt issuance costs	185	185
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	9,422	7,283
Unbilled receivables	12,445	(5,590)
Prepaid expenses and other assets	(2,244)	1,496
Accounts payable	(14,939)	(3,233)
Accrued liabilities and other long-term liabilities	9,122	364
Billings in excess of costs and estimated earnings on uncompleted contracts	2,020	(917)
Contingent consideration	(7)	(815)
Other current liabilities	131	(99)
Net cash provided by operating activities	38,372	19,554

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(4,440)	(45,334)
Proceeds from sale of assets	268	22
Purchase of property and equipment	(11,036)	(3,673)
Net cash used in investing activities	(15,208)	(48,985)

Cash flows from financing activities:
Borrowings from Senior Credit Facility	8,000	35,000
Payments on notes payable and other obligations	(1,631)	(4,380)
Payments of contingent consideration	(143)	(1,025)
Payments on borrowings from Senior Credit Facility	(26,000)	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(615)	—
Net cash (used) provided by financing activities	(20,389)	29,595

Effect of exchange rate changes on cash and cash equivalents	76	(222)

Net increase (decrease) in cash and cash equivalents	2,851	(58)
Cash and cash equivalents – beginning of period	50,361	44,824
Cash and cash equivalents – end of period	$53,212	$44,766
See accompanying notes to the condensed consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
Non-cash investing and financing activities:
Contingent consideration (earn-out)	$670	$2,821
Notes payable and other obligations issued for acquisitions	$2,291	$465
Stock issuance for acquisitions	$4,013	$1,860
Finance leases	$—	$903
See accompanying notes to the condensed consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the financial position and results of operations of the Company as of the dates and for the periods presented. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 (the “2024 Form 10-K”). The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results to be expected for any future interim period or for the full 2025 fiscal year.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As of March 29, 2025, the Company had $982,707 of remaining performance obligations, of which $802,594 is expected to be recognized over the next 12 months. Contracts for which work authorizations have been received are included in performance obligations. Performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
Contract Balances
The timing of revenue recognition, billings, and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. During the three months ended March 29, 2025 the Company performed services and recognized $22,773 of revenue related to its contract liabilities that existed as of December 28, 2024.
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
As of August 1, 2024, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2024. Furthermore, there were no indicators, events, or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2024 through March 29, 2025.

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Identifiable intangible assets primarily include customer backlog, customer relationships, trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on either a straight-line or sum-of-the-years' digits basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events, or changes in circumstances that would indicate intangible assets were impaired during the three months ended March 29, 2025. See Note 8, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.
There have been no material changes in the Company's significant accounting policies described in the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 2024.
Correction of Previously Issued Financial Statements
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
Based on this assessment, the Company concluded that these errors and the related impacts did not result in a material misstatement of our previously issued consolidated financial statements as of and for the period ending December 30, 2023, the interim periods on the Form 10-Qs filed within fiscal year 2023, and the interim periods on the Form 10-Qs for the quarters ended March 30, 2024, and June 29, 2024. However, correcting the cumulative effect of these errors in the three months ended September 28, 2024 would have a significant effect on the results of operations for the periods. Accordingly, the Company revised its historical financial statements prospectively to correct these errors and to facilitate comparisons of the Company's current results to prior periods. Additionally, comparative prior period amounts in the applicable Notes to the Condensed Consolidated Financial Statements have been revised.
The following tables reflect the effects of the correction on all impacted financial statement line items of the Company's previously reported Condensed Consolidated Financial Statements presented in this Form 10-Q:

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Condensed Consolidated Balance Sheet

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

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Condensed Consolidated Statement of Net Income and Comprehensive Income

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

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Condensed Consolidated Statement of Cash Flows

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

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
SEC Climate Disclosures
In March 2024, the SEC adopted rules to enhance and standardize disclosures related to the impacts and risks of climate-related matters. Under the new rules, an entity will be required to disclose information about climate-related risks that have materially impacted, or are likely to have a material impact, on its business strategy, results of operations, or financial condition. In addition, certain disclosures related to severe weather events, other natural conditions, and material greenhouse gas emissions will be required in the audited financial statements. This guidance is effective prospectively and is effective for annual periods beginning with the year ending December 31, 2025, or in the case of the Company the fiscal year ending January 3, 2026. On April 4, 2024, the SEC announced that it will stay implementation of its final rule pending the results of a legal challenge and on March 27, 2025, the SEC voted to end its defense of such legal challenge.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The weighted average number of shares outstanding in calculating basic earnings per share for the three months ended March 29, 2025 and March 30, 2024 exclude 2,711,338 and 2,639,061 non-vested restricted shares, respectively. During the three months ended March 29, 2025 and March 30, 2024 there were 351,231 and 22,238 weighted average shares, respectively, which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met.
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 29, 2025	March 30, 2024
Numerator:
Net income – basic and diluted	$428	$77

Denominator:
Basic weighted average shares outstanding	62,252,687	61,068,605
Effect of dilutive non-vested restricted shares and units	931,985	1,359,298
Effect of issuable shares related to acquisitions	68,883	108,200
Diluted weighted average shares outstanding	63,253,555	62,536,103
Note 5 – Business Acquisitions
2025 Acquisitions
The Company has completed three acquisitions during 2025. The aggregate purchase price for the three acquisitions was $9,397, including $4,748 in cash, $2,291 in the form of a promissory note, $1,688 in the Company's common stock, and a potential earn-out of up to $1,000 payable in cash, which has been recorded at an estimated fair value of $670. A probability-weighted approach was used to determine the fair value of the earn-out, which is a generally accepted valuation technique that embodies all significant assumption types. The final determination of the fair values of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2025 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, prepaid expenses, deferred tax liabilities, and certain other liabilities.
2024 Acquisitions
The Company completed eleven acquisitions during 2024. The aggregate purchase price for the eleven acquisitions was $86,852, including $66,053 in cash, $3,059 in the form of promissory notes, $5,859 in the Company's common stock, and potential earn-outs of up to $17,475 payable in cash and stock, which have been recorded at an estimated fair value of $11,881. The cash portions of the purchase prices and other related costs associated with the transactions were partially financed through the Company's amended and restated credit agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility") with Bank of America, N.A. and other lenders party thereto. See Note 10, Notes Payable and Other Obligations, for further detail on the Second A&R Credit Agreement. An option-based model and a probability-weighted approach were used to determine the fair value of the earn-outs, which are generally accepted valuation techniques that embody all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair values of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2024 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, prepaid expenses, deferred tax liabilities, and certain other liabilities.

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during the three months ended March 29, 2025 and the fiscal year ended December 28, 2024:

	2025	2024
	Total	Total
Cash	$308	$2,134
Billed and unbilled receivables, net	5,836	10,201
Right-of-use assets	815	3,386
Property and equipment	184	1,762
Prepaid expenses	1,301	1,108
Other assets	75	65
Intangible assets:
Customer relationships	1,841	35,048
Trade name	38	1,272
Customer backlog	1,097	6,334
Non-compete	446	3,694
Total Assets	$11,941	$65,004
Liabilities	(3,403)	(7,399)
Deferred tax liabilities	(513)	(376)
Net assets acquired	$8,025	$57,229

Consideration paid (Cash, Notes and/or stock)	$8,727	$74,971
Contingent earn-out liability (Cash and stock)	670	11,881
Total Consideration	$9,397	$86,852
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$1,372	$29,623
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
The condensed consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of businesses acquired from their respective dates of acquisition for the three months ended March 29, 2025 and March 30, 2024.

	Three Months Ended
	March 29, 2025	March 30, 2024
Gross revenues	$2,373	$5,660
Income (loss) before income taxes	$(70)	$2,076
General and administrative expenses for the three months ended March 29, 2025 and March 30, 2024 include acquisition-related costs pertaining to the Company's acquisition activities. Acquisition-related costs were not material to the Company's condensed consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three months ended March 29, 2025 and March 30, 2024 as if the fiscal 2025 and 2024 acquisitions had occurred at the beginning of fiscal year 2024. The pro forma information provided below is compiled from pre-acquisition financial information and includes pro forma adjustments for amortization expense of intangible assets to reflect the fair value of identified assets acquired, to record the effects of financing from the Company's Senior Credit Facility, to record the effects of promissory notes issued, adjustments to other certain expenses, and to record the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of these acquisitions actually been acquired at the beginning of fiscal year 2024 or (ii) future results of operations:

	Three Months Ended
	March 29, 2025	March 30, 2024
Gross revenues	$236,263	$227,814
Net income	$428	$491
Basic earnings per share	$0.01	$0.01
Diluted earnings per share	$0.01	$0.01
Note 6 – Billed and Unbilled Receivables
Billed and unbilled receivables consists of the following:

	March 29, 2025	December 28, 2024
Billed receivables	$198,889	$202,729
Less: allowance for doubtful accounts	(4,279)	(4,160)
Billed receivables, net	$194,610	$198,569

Unbilled receivables	$130,506	$142,835
Less: allowance for doubtful accounts	(885)	(909)
Unbilled receivables, net	$129,621	$141,926

Note 7 – Property and Equipment, net
Property and equipment, net, consists of the following:

	March 29, 2025	December 28, 2024
Office furniture and equipment	$4,129	$4,090
Computer equipment	39,994	38,940
Survey and field equipment	85,919	75,506
Leasehold improvements	7,480	7,330
Total	137,522	125,866
Less: accumulated depreciation	(73,130)	(69,144)
Property and equipment, net	$64,392	$56,722
Depreciation expense was $4,553 and $3,923 for the three months ended March 29, 2025 and March 30, 2024, respectively, of which $1,759 and $1,561 was included in other direct costs for each of the three months ended March 29, 2025 and March 30, 2024.

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 8 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value by reportable segment for the three months ended March 29, 2025 were as follows:

	Three Months Ended
	December 28, 2024	2025 Acquisitions	Adjustments	Foreign Currency Translation of non-USD functional currency goodwill	March 29, 2025
INF	$107,821	$961	$—	$—	$108,782
BTS	126,344	411	123	27	126,905
GEO	345,172	—	—	265	345,437
Total	$579,337	$1,372	$123	$292	$581,124
No goodwill from acquisitions completed during the three months ended March 29, 2025 is expected to be deductible for income tax purposes. During the three months ended March 29, 2025, the Company recorded purchase price adjustments of $123 that increased goodwill related to 2024 acquisitions.
Intangible Assets
Intangible assets, net, as of March 29, 2025 and December 28, 2024 consist of the following:

	March 29, 2025			December 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$334,472	$(158,514)	$175,958	$332,631	$(149,368)	$183,263
Trade name(2)	23,694	(21,252)	2,442	23,656	(20,719)	2,937
Customer backlog(3)	40,841	(38,106)	2,735	39,743	(36,922)	2,821
Non-compete(4)	18,961	(15,070)	3,891	18,515	(14,525)	3,990
Developed technology(5)	39,153	(26,988)	12,165	39,153	(25,572)	13,581
Total finite-lived intangible assets	$457,121	$(259,930)	$197,191	$453,698	$(247,106)	$206,592

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
(2) Amortized on a straight-line basis over their estimated lives (1 to 5 years)
(3) Amortized on a straight-line basis over their estimated lives (1 to 10 years)
(4) Amortized on a straight-line basis over their contractual lives (1 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 10 years)
The identifiable intangible assets acquired during the three months ended March 29, 2025 consist of customer relationships, trade name, customer backlog, and non-competes with weighted average lives of 2.8 years, 2.0 years, 1.0 year, and 3.6 years, respectively. Amortization expense was $12,824 and $11,440 during the three months ended March 29, 2025 and March 30, 2024, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 9 – Accrued Liabilities
Accrued liabilities consist of the following:

	March 29, 2025	December 28, 2024
Current portion of lease liability	$12,727	$13,423
Accrued vacation	5,442	4,901
Payroll and related taxes	20,478	10,782
Benefits	2,524	3,567
Accrued operating expenses	10,159	8,612
Income tax payable	11,865	7,458
Other	3,461	3,465
Total	$66,656	$52,208
Note 10 – Notes Payable and Other Obligations
Notes payable and other obligations consists of the following:

	March 29, 2025	December 28, 2024
Senior credit facility	$214,750	$232,750
Uncollateralized promissory notes	14,240	13,199
Finance leases	4,832	5,213
Other obligations	489	2,814
Debt issuance costs, net of amortization	(988)	(1,173)
Total notes payable and other obligations	233,323	252,803
Current portion of notes payable and other obligations	8,307	11,195
Notes payable and other obligations, less current portion	$225,016	$241,608
As of March 29, 2025 and December 28, 2024, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), the Company amended and restated its Credit Agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of the Company's subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of the assets of the Company. The Second A&R Credit Agreement also includes an accordion feature permitting the Company to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of March 29, 2025 and December 28, 2024, the outstanding balance on the Second A&R Credit Agreement was $214,750 and $232,750, respectively.
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at the Company's option, tied to a Eurocurrency rate equal to either Term SOFR (Secured Overnight Financing Rate) or Daily Simple SOFR, plus in each case an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on the Company's consolidated leverage ratio. As of March 29, 2025, the Company's weighted average interest rate was 5.9%.

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The Second A&R Credit Agreement contains financial covenants that require NV5 Global to maintain a consolidated net leverage ratio (the ratio of the Company's pro forma consolidated net funded indebtedness to the Company's pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
These financial covenants also require the Company to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of March 29, 2025, the Company was in compliance with the financial covenants.
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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $185 during each of the three months ended March 29, 2025 and March 30, 2024.
Other Obligations
The Company has aggregate obligations related to acquisitions of $14,729 and $16,013 as of March 29, 2025 and December 28, 2024, respectively. As of March 29, 2025, the Company's weighted average interest rate on other outstanding obligations was 2.8%.
Note 11 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	March 29, 2025	December 28, 2024
Contingent consideration, beginning of the year	$12,750	$4,065
Additions for acquisitions	670	11,881
Reduction of liability for payments made	(150)	(3,790)
Decrease of liability related to re-measurement of fair value	(417)	594
Total contingent consideration, end of the period	12,853	12,750
Current portion of contingent consideration	9,233	5,554
Contingent consideration, less current portion	$3,620	$7,196

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Note 13 – Stock-Based Compensation
In June 2023, the Company's stockholders approved the NV5 Global, Inc. 2023 Equity Incentive Plan (the "2023 Equity Plan"). The 2023 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of March 29, 2025, 6,941,463 shares of common stock are authorized, reserved, and registered for issuance under the 2023 Equity Plan. The restricted shares of common stock granted generally provide for service-based cliff vesting after two to four years following the grant date.
The following summarizes the activity of restricted stock awards during the three months ended March 29, 2025:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
December 28, 2024	3,100,945	$25.96
Granted	399,674	$17.85
Vested	(257,304)	$29.50
Forfeited	(43,492)	$25.05
March 29, 2025	3,199,823	$24.67
Stock-based compensation expense relating to restricted stock awards during the three months ended March 29, 2025 and March 30, 2024 was $6,770 and $6,666, respectively. Stock-based compensation expense during the three months ended March 29, 2025 and March 30, 2024 includes $1,000 and $948, respectively, of expense related to the Company's liability-classified awards. The total estimated amount of the liability-classified awards for fiscal 2025 is approximately $9,158. Approximately $38,680 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 1.64 years, is unrecognized at March 29, 2025. The total fair value of restricted shares vested during the three months ended March 29, 2025 and March 30, 2024 was $4,537 and $2,593, respectively.
Note 14 – Income Taxes
As of March 29, 2025 and December 28, 2024, the Company had net deferred income tax assets of $31,854 and $27,277, respectively. Net deferred income tax assets are primarily due to the capitalization of research and development costs under Section 174 of the Internal Revenue Code and the amortization of intangible assets.
The Company's effective income tax rate was 48.4% and 30.0% during the three months ended March 29, 2025 and March 30, 2024, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate was primarily due to a decrease in the recognition of excess tax benefits from stock-based payments during the three months ended March 29, 2025 as compared to the three months ended March 30, 2024.

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
In 2021, the Organization for Economic Co-operation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion model rules, designed to ensure large corporations are taxed at a minimum rate of 16% for FY2025 and 15% for FY2024 in all countries of operation. The United States has not yet enacted legislation implementing the Pillar Two rules, however, they have been enacted or substantively enacted in certain jurisdictions in which the Company operates. The Company is continuing to assess the Pillar Two rules, however, based on the legislation enacted at this stage Pillar Two had no impact to our 2024 ETR and we do not currently expect Pillar Two to significantly impact our ETR in 2025.
Note 15 – Reportable Segments
The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (“Topic No. 280”). The Company's chief operating decision maker ("CODM") group is comprised of the Company's Executive Chairman, Chief Executive Officer, and Chief Executive Officer of Infrastructure. The Company is organized into three operating and reportable segments as follows:
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

	Three Months Ended
	March 29, 2025
	INF	BTS	GEO	Total
Gross revenues	$100,835	$70,194	$63,016	$234,045
Less:
Direct Labor	28,695	17,785	12,766	59,246
Indirect Labor	16,150	13,575	13,151	42,876
Sub-consultant services	15,471	14,329	9,358	39,158
Other direct costs(1)	5,060	1,367	6,013	12,440
General and administrative expense	6,965	3,859	3,954	14,778
Depreciation	1,034	359	590	1,983
Other segment items(2)	10,859	7,163	7,324	25,346
Total segment income before taxes	$16,601	$11,757	$9,860	$38,218
(1) Other direct costs include depreciation expense of $1,759 for the three months ended March 29, 2025.
(2) Other segment items include facilities and facilities related expenses, payroll taxes and benefits expense, and bonus expense.

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	March 30, 2024
	INF	BTS	GEO	Total
Gross revenues	$90,251	$59,975	$62,332	$212,558
Less:
Direct Labor	26,889	15,387	14,178	56,454
Indirect Labor	12,879	11,440	12,834	37,153
Sub-consultant services	13,238	10,777	7,596	31,611
Other direct costs(1)	5,136	2,234	5,383	12,753
General and administrative expense	6,483	3,644	4,139	14,266
Depreciation	821	309	793	1,923
Other segment items(2)	9,764	6,084	7,784	23,632
Total segment income before taxes	$15,041	$10,100	$9,625	$34,766
(1) Other direct costs include depreciation expense of $1,561 for the three months ended March 30, 2024.
(2) Other segment items include facilities and facilities related expenses, payroll taxes and benefits expense, and bonus expense.

	Three Months Ended
Reconciliation of segment income before taxes	March 29, 2025	March 30, 2024
Total segment income before taxes	$38,218	$34,766
Corporate(1)	(37,388)	(34,656)
Total income before taxes	$830	$110
(1) Includes amortization of intangibles, acquisition and integration expenses, interest expense, as well as other costs not allocated to reportable segments. Amortization of intangibles was $12,824 and $11,440 for the three months ended March 29, 2025 and March 30, 2024, respectively.

	Three Months Ended
Reconciliation of other segment disclosures	March 29, 2025	March 30, 2024
Depreciation
Total segment depreciation	$3,742	$3,484
Corporate	811	439
Total depreciation	$4,553	$3,923

	March 29, 2025	December 28, 2024
Assets
INF	$298,982	$298,967
BTS	278,627	271,351
GEO	594,234	614,925
Corporate(1)	140,188	130,113
Total assets	$1,312,031	$1,315,356
(1) Corporate assets consist of certain intercompany eliminations and assets not allocated to segments including cash and cash equivalents, right-of-use lease assets, and certain other assets.
Substantially all of the Company's assets are located in the United States.

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	Three Months Ended March 29, 2025				Three Months Ended March 30, 2024
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$100,835	$48,825	$57,330	$206,990	$90,251	$47,373	$58,530	$196,154
Foreign	—	21,369	5,686	27,055	—	12,602	3,802	16,404
Total gross revenues	$100,835	$70,194	$63,016	$234,045	$90,251	$59,975	$62,332	$212,558
Gross revenue by customer were as follows:

	Three Months Ended March 29, 2025				Three Months Ended March 30, 2024
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$73,929	$17,484	$46,988	$138,401	$66,891	$15,059	$50,081	$132,031
Private sector	26,906	52,710	16,028	95,644	23,360	44,916	12,251	80,527
Total gross revenues	$100,835	$70,194	$63,016	$234,045	$90,251	$59,975	$62,332	$212,558
Gross revenues by contract type were as follows:

	Three Months Ended March 29, 2025				Three Months Ended March 30, 2024
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$95,290	$50,872	$61,024	$207,186	$86,429	$45,733	$60,764	$192,926
Fixed-unit price contracts	5,545	19,322	1,992	26,859	3,822	14,242	1,568	19,632
Total gross revenues	$100,835	$70,194	$63,016	$234,045	$90,251	$59,975	$62,332	$212,558
Note 16 – Stockholders' Equity
Accumulated Other Comprehensive Income (Loss)
The Company's accumulated other comprehensive loss consists of foreign currency translation adjustments related to the Company's foreign operations with functional currency other than the U.S. dollar. The after-tax changes in accumulated other comprehensive loss by component were as follows:

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustments balance, December 28, 2024	$(693)
Other comprehensive income	370
Foreign currency translation adjustments balance, March 29, 2025	$(323)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of the financial condition and results of operations of NV5 Global, Inc. and its subsidiaries (collectively, the “Company,” “we,” “our,” “us,” or “NV5 Global”) should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 28, 2024, included in our Annual Report on Form 10-K. This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those anticipated in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2024 and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Amounts presented are in thousands, except per share data.
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
Recent Acquisitions
We have completed three acquisitions during 2025. The aggregate purchase price for the three acquisitions was $9,397, including $4,748 in cash, $2,291 in the form of a promissory note, $1,688 in common stock, and a potential earn-out of up to $1,000 payable in cash, which has been recorded at an estimated fair value of $670. A probability-weighted approach was used to determine the fair value of the earn-out, which is a generally accepted valuation technique that embodies all significant assumption types. The final determination of the fair values of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2025 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, prepaid expenses, deferred tax liabilities, and certain other liabilities.
Segments
Our operations are organized into three operating and reportable segments:
•Infrastructure ("INF") – includes our engineering, civil program management, utility services, and conformity assessment practices;
•Building, Technology & Sciences ("BTS") – includes our clean energy consulting, data center commissioning and consulting, buildings and program management, MEP & technology design practices, and environmental health sciences practices; and
•Geospatial Solutions ("GEO") – includes our geospatial solution practices.
For additional information regarding our reportable segments, see Note 15, Reportable Segments, of the Notes to the Condensed Consolidated Financial Statements included elsewhere herein.
Critical Accounting Policies and Estimates
For a discussion of our critical accounting estimates, see Management’s Discussion and Analysis of Financial Condition and Results of Operations that is included in the 2024 Form 10-K.

Results of Operations
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Gross revenues	$234,045	$212,558
Direct costs	110,844	100,818
Gross profit	123,201	111,740
Operating expenses	118,826	107,439
Income from operations	4,375	4,301
Interest expense	(3,545)	(4,191)
Income tax expense	(402)	(33)
Net income	$428	$77
Three Months Ended March 29, 2025 Compared to the Three Months Ended March 30, 2024
Gross Revenues
Our consolidated gross revenues increased by $21,487, or 10.1%, for the three months ended March 29, 2025 compared to the three months ended March 30, 2024. The increase in gross revenues was primarily due to incremental gross revenues of $10,177 from acquisitions completed since the first quarter of 2024 and organic increases in our international engineering and consulting services of $6,551, infrastructure services of $6,344, and real estate transaction services of $2,215. These increases were partially offset by decreases in our energy and technology services of $3,201 and environmental health sciences services of $1,247.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 52.6% during each of the three months ended March 29, 2025 and March 30, 2024. As a percentage of gross revenues, direct salaries and wages and other direct costs decreased 1.2% and 0.7%, respectively. These decreases were offset by an increase in sub-consultant services as a percentage of gross revenues of 1.9%. The decrease in other direct costs as a percentage of gross revenues was primarily driven by a mix of business in our international engineering and consulting services. The increase in sub-consultant services as a percentage of gross revenues was primarily driven by a mix of business in our infrastructure services and international engineering and consulting services requiring a higher level of sub-consultant services.
Operating expenses
Our operating expenses increased $11,387, or 10.6%, for the three months ended March 29, 2025 compared to the three months ended March 30, 2024. The increase in operating expenses primarily resulted from increased payroll costs of $7,566, general and administrative expenses of $1,701, and amortization expenses of $1,384. The increase in payroll costs was primarily driven by an increase in employees as compared to the prior year period driven by our 2024 and 2025 acquisitions. The increase in general and administrative expenses was primarily due to incremental expenses from acquisitions of $958 and increases in information technology costs of $879. The increase in amortization expense was driven by acquisitions.
Interest Expense
Our interest expense decreased $646 for the three months ended March 29, 2025 compared to the three months ended March 30, 2024. The decrease in interest expense resulted from a lower weighted average interest rate and a decrease in our Senior Credit Facility indebtedness.

Income taxes
Our effective income tax rate was 48.4% and 30.0% for the three months ended March 29, 2025 and March 30, 2024, respectively. The increase in the effective income tax rate was primarily the result of a decrease in excess tax benefits from stock-based payments.
Net income
Our net income increased $351 for the three months ended March 29, 2025 compared to the three months ended March 30, 2024. The increase was primarily the result of an increase in gross profit of $11,461, partially offset by increases in payroll costs of $7,566, general and administrative expenses of $1,701, and amortization expense of $1,384.
Segment Results of Operations
The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Gross revenues
INF	$100,835	$90,251
BTS	70,194	59,975
GEO	63,016	62,332
Total gross revenues	$234,045	$212,558

Segment income before taxes
INF	$16,601	$15,041
BTS	$11,757	$10,100
GEO	$9,860	$9,625
For additional information regarding our reportable segments, see Note 15, Reportable Segments, of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Three Months Ended March 29, 2025 Compared to Three Months Ended March 30, 2024
INF Segment
Our gross revenues from INF increased $10,584, or 11.7%, during the three months ended March 29, 2025 compared to the three months ended March 30, 2024. The increase in gross revenues was primarily due to organic increases in our infrastructure services of $6,344 and incremental gross revenues of $3,082 from acquisitions completed since the first quarter of 2024.
Segment income before taxes from INF increased $1,560, or 10.4%, during the three months ended March 29, 2025 compared to the three months ended March 30, 2024. The increase was primarily due to increased gross revenues.
BTS Segment
Our gross revenues from BTS increased $10,219, or 17.0%, during the three months ended March 29, 2025 compared to the three months ended March 30, 2024. The increase in gross revenues was primarily due to organic increases in our international engineering and consulting services of $6,551, incremental gross revenues of $6,034 from acquisitions completed since the first quarter of 2024, and organic increases in our real estate transaction services of $2,215. These increases were partially offset by decreases in our energy and technology services of $3,201.
Segment income before taxes from BTS increased $1,657, or 16.4% during the three months ended March 29, 2025 compared to the three months ended March 30, 2024. The increase was primarily due to increased gross revenues.

GEO Segment
Our gross revenues from GEO increased $684, or 1.1%, during the three months ended March 29, 2025 compared to the three months ended March 30, 2024. The increase in gross revenues was primarily due to incremental gross revenues of $1,060 from acquisitions completed since the first quarter of 2024.
Segment income before taxes from GEO increased $235, or 2.4%, during the three months ended March 29, 2025 compared to the three months ended March 30, 2024. The increase was primarily due to increased gross revenues.
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
Operating activities
Net cash provided by operating activities was $38,372 for the three months ended March 29, 2025, compared to $19,554 during the three months ended March 30, 2024. The increase was a result of increases in our net income adjusted for noncash items primarily driven by higher gross revenues and changes in our working capital. The changes in our working capital that contributed to increased cash flows from operations were primarily a result of decreases in unbilled receivables of $18,035 due to timing of project billing cycles, decreases in billed receivables of $2,139, increases in accrued liabilities and other long-term liabilities of $8,758 primarily due to a $5,444 increase in taxes payable, and increases in billings in excess of costs and estimated earnings on uncompleted projects of $2,937 primarily due to project billing cycles. These were partially offset by decreases in accounts payable of $11,706 due to timing of payments.
Investing activities
During the three months ended March 29, 2025 and March 30, 2024, net cash used in investing activities totaled $15,208 and $48,985, respectively. The decrease in cash used in investing activities was primarily a result of decreased cash paid for acquisitions of $40,894, partially offset by an increase in purchases of property and equipment of $7,363 primarily due to the purchase of five aircrafts, previously recognized as equipment operating leases, totaling $8,000 for our GEO segment during the three months ended March 29, 2025.
Financing activities
Net cash flows used by financing activities totaled $20,389 during the three months ended March 29, 2025 compared to net cash flows provided by financing activities of $29,595 during the three months ended March 30, 2024. The decrease was primarily a result of decreased borrowings on our Senior Credit Facility of $27,000 and an increase of payments on our Senior Credit Facility of $26,000 during the three months ended March 29, 2025.

Financing
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), we amended and restated our Credit Agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of our subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of our assets. The Second A&R Credit Agreement also includes an accordion feature permitting us to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of March 29, 2025 and December 28, 2024, the outstanding balance on the Second A&R Credit Agreement was $214,750 and $232,750, respectively.
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at our option, tied to a Eurocurrency rate equal either Term SOFR (Secured Overnight Financing Rate) or Daily Simple SOFR, plus in each case an applicable margin, or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on our consolidated leverage ratio. As of March 29, 2025 our weighted average interest rate was 5.9%.
The Second A&R Credit Agreement contains financial covenants that require us to maintain a consolidated net leverage ratio (the ratio of our pro forma consolidated net funded indebtedness to our pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
These financial covenants also require us to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of March 29, 2025, we were in compliance with the financial covenants.
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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $185 during each of the three months ended March 29, 2025, and March 30, 2024.
Other Obligations
We have aggregate obligations related to acquisitions of $6,010, $5,483, $1,473, $1,225, and $538 due in the remainder of fiscal 2025, 2026, 2027, 2028, and 2029 respectively. As of March 29, 2025, our weighted average interest rate on other outstanding obligations was 2.8%.
Recently Issued Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Forward-looking statements are not historical factors and should not be read as a guarantee or assurance of future performance or results, and will not necessarily be accurate indications of the times at, or by, or if such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith beliefs, expectations and assumptions as of that time with respect to future events. Because forward-looking statements relate to the future, they are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals,
•changes in demand from the local and state government and private clients that we serve,
•any material outbreak or material escalation of international hostilities, including developments in the ongoing conflict involving Russia and the Ukraine or the war involving Israel and Hamas (including an escalation or geographical expansion of these conflicts in the Red Sea region), and the economic consequences of related events such as the imposition of economic sanctions and resulting market volatility,
•changes in general domestic and international economic conditions such as inflation rates, interest rates, tax rates, higher labor and healthcare costs, insurance rates, recessions, and changing government policies, laws and regulations, including those relating to tariffs and energy efficiency,
•the U.S. government and other governmental and quasi-governmental budgetary and funding approval process, including as a result of the incoming Administration and its establishment of the Department of Government Efficiency,
•our ability to successfully execute our mergers and acquisitions strategy, including the integration of new companies into our business,
•the possibility that our contracts may be terminated by our clients,
•our ability to win new contracts and renew existing contracts,
•competitive pressures and trends in our industry and our ability to successfully compete with our competitors,
•our dependence on a limited number of clients,
•our ability to complete projects timely, in accordance with our customers’ expectations, or profitability,
•our ability to successfully manage our growth strategy,
•our ability to raise capital in the future,
•the credit and collection risks associated with our clients,
•our ability to comply with procurement laws and regulations,

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
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, which may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, those factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 28, 2024. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports filed with the SEC. Our Annual Report on Form 10-K filing for the fiscal year ended December 28, 2024 listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995, as amended. Readers can find them in “Item 1A. Risk Factors” of that filing and under the same heading of this filing. You may obtain a copy of our Annual Report on Form 10-K through our website, www.nv5.com. Information contained on our website is not incorporated into this report. In addition to visiting our website, you may read and copy any document we file with the SEC at www.sec.gov.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to either Term SOFR (Secured Overnight Financing Rate) or Daily Simple SOFR, plus in each case an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of March 29, 2025, there was $214,750 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $2,148 annually.
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
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
There have been no material changes to any of the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
During the three months ended March 29, 2025, the Company issued the following securities that were not registered under the Securities Act (amounts in thousands, except share data):
On February 10, 2025, we agreed to issue up to $2,500 of shares of our common stock as partial consideration in an acquisition. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
On March 12, 2025, we agreed to issue up to $400 of shares of our common stock as partial consideration in an acquisition. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
On March 19, 2025, we agreed to issue up to $150 of shares of our common stock as partial consideration in an acquisition. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
Issuer Purchase of Equity Securities
The following table summarizes the purchases of shares of our common stock made by us during the three months ended March 29, 2025 (in thousands, except for share data and average price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
12/29/2024 - 1/25/2025	—	$—	—	$—
1/26/2025 - 2/22/2025	—	$—	—	$—
2/23/2025 - 3/29/2025	35,394	$17.39	—	$—
(1) Represents purchases of common stock tendered by employees to satisfy required tax withholding obligations arising from the vesting of restricted shares of common stock. These shares were not purchased as part of a publicly announced program to purchase common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
The Company’s 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”), originally expected to be held in June 2025, will be rescheduled for a date that will be prior to mid-December. Because the 2025 Annual Meeting will be held more than 30 days from the anniversary date of the Company's 2024 Annual Meeting of Stockholders, the deadlines set forth in the Company's definitive proxy statement filed with the U.S. Securities and Exchange Commission (the "SEC") on April 29, 2024 for stockholder proposals and director nominations for consideration at the 2025 Annual Meeting no longer apply. The new deadline for stockholder proposals and director nominations is expected to be the later of 90 days prior to the 2025 Annual Meeting or 10 days after the Company announces the date for the 2025 Annual Meeting, and will be included in the announcement of such date.

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

NV5 GLOBAL, INC.

/s/ Edward Codispoti
Date: May 2, 2025	Edward Codispoti Chief Financial Officer (Principal Financial and Accounting Officer)