Form 10-K/A
period 2024-12-28
NV5 Global, Inc.
filed 2025-05-30
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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
As of May 28, 2025, there were 65,655,713 shares outstanding of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the "10-K/A") to the Annual Report on Form 10-K for the year ended December 28, 2024 ("Original 10-K") of NV5 Global, Inc. (the "Company") is being filed with the Securities and Exchange Commission ("SEC") to provide certain additional information required by Item 12 of Part III of Form 10-K ("Beneficial Holder Information") inadvertently omitted from Amendment No. 1 to the Original 10-K filed on April 28, 2025 (“Amendment No. 1”). In addition, in order to comply with the technical requirements of Rule 12b-15 in connection with the filing of this Form 10-K/A, updated certifications under Section 302 of the Sarbanes-Oxley Act of 2002 are being filed with this Form 10-K/A. Because no financial statements are contained within this Form 10-K/A, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. No changes have been made to the Original 10-K, as amended by Amendment No. 1, other than the addition of the Beneficial Holder Information, certain updating references, the inclusion of such certifications, and updates to the Exhibit Index. Except for the foregoing, this Form 10-K/A speaks as of the filing date of the Original 10-K, as amended by Amendment No. 1, and does not update or discuss any other Company developments after the respective dates of the Original 10-K or Amendment No.1.

NV5 GLOBAL, INC.
FORM 10-K/A ANNUAL REPORT

PART III
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information known to us regarding the beneficial ownership of our common stock as of May 28, 2025 by: (i) each stockholder who is known by us to beneficially own more than 5% of our common stock, (ii) each of our Directors, (iii) each of our Named Executive Officers listed in the “Summary Compensation Table” and (iv) all of our Directors, and Named Executive Officers as a group.

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

	Beneficially Owned (1)
	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)
Directors and Named Executive Officers:
Alexander A. Hockman (4)	342,612	*
William D. Pruitt (5)	84,564	*
François Tardan (6)	29,704	*
Richard Tong (7)	50,618	*
Dickerson Wright (8)	7,004,608	10.7%
MaryJo E. O’Brien (9)	263,621	*
Edward H. Codispoti (10)	89,154	*
Denise Dickins (11)	22,000	*
Brian C. Freckmann (12)	34,240	*
Ben Heraud (13)	171,154	*
All Directors and Named Executive Officers as a group (10 persons) (14)	8,092,275	12.3%

5% Holders
Entities affiliated with Cercano Management LLC (15)	3,925,599	6.0%
Blackrock, Inc. (16)	8,870,036	13.5%
The Vanguard Group (17)	3,801,612	5.8%
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

(3)Calculated on the basis of 65,655,713 shares of common stock outstanding as of May 28, 2025. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days after such date, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days after such date. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner.

(4)Includes 67,916 shares of restricted stock which are forfeitable until vested.

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

(7)Includes 30,716 shares of restricted stock which are forfeitable until vested.

(8)Includes: (i) 2,058,496 shares of Common Stock held by the Wright Family Trust dated December 12, 1990; (ii) 593,336 shares of Common Stock held by The Lauren Wright GST Exempt Trust C/U Dickerson Wright 2010 GRAT, (iii) 819,360 shares of Common Stock held by The Lauren Wright GST Exempt Trust C/U Katherine Wright 2010 GRAT, (iv) 417,168 shares of Common Stock held by The Lauren Wright GST Non-Exempt Trust C/U Katherine Wright 2010 GRAT, (v) 643,192 shares of Common Stock held by The Lauren Wright GST Non-Exempt Trust C/U Dickerson Wright 2010 GRAT, (vi) 593,336 shares of Common Stock held by The Stephanie Wright GST Exempt Trust C/U Dickerson Wright 2010 GRAT, (vii) 819,360 shares of Common Stock held by The Stephanie Wright GST Exempt Trust C/U Katherine Wright 2010 GRAT, (viii) 417,168 shares of Common Stock held by The Stephanie Wright GST Non-Exempt Trust C/U Katherine Wright 2010 GRAT, (viii) 643,192 shares of Common Stock held by The Stephanie Wright GST Non-Exempt Trust C/U Dickerson Wright 2010 GRAT. Includes 176,716 shares of restricted stock which are forfeitable until vested.

(9)Includes 33,982 shares of restricted stock which are forfeitable until vested.

(10)Includes 57,000 shares of restricted stock which are forfeitable until vested.

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

(13)Includes 157,716 shares of restricted stock which are forfeitable until vested.

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

(16)The address of Blackrock, Inc. is 50 Hudson Yards, New York, NY 10001. Based on a Schedule 13G/A filed on January 23, 2024 (the “Blackrock 13G”). According to the BlackRock 13G, includes sole voting power with respect to 8,733,364 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 8,870,036 shares, and shared dispositive power with respect to 0 shares.

(17)The address of The Vanguard Group is 100 Vanguard Blvd, Malvern, PA 19355. Based on the Schedule 13G/A filed on February 13, 2024 (the "Vanguard 13G"). According to the Vanguard 13G, includes sole voting power with respect to 0 shares, shared voting power with respect to 95,552 shares, sole dispositive power with respect to 3,656,452 shares, and shared dispositive power with respect to 145,160 shares.

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
10.13
Employment Agreement dated as of June 6, 2019 between NV5, Inc. and Edward Codispoti † (Incorporated by reference in Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 10, 2019)

10.14
Second Amended and Restated Credit Agreement, dated as of August 13, 2021 by and among NV5 Global, Inc., as borrower, the subsidiaries of NV5 Global, Inc. named therein, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 17, 2021)

10.15
Amendment No. 1 to Employment Agreement dated as of June 6, 2019, between NV5 Global, Inc. and Edward Codispoti. † (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 10, 2019)

10.16
Second Amendment to Employment Agreement dated as of March 1, 2024, between NV5 Holdings, Inc. and Edward Codispoti. † (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2024)

10.17
Third Amendment to Employment Agreement dated as of March 1, 2024, between NV5 Holdings, Inc. and Richard Tong. † (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2024)

10.18
Third Amendment to Employment Agreement dated as of March 1, 2024, between NV5 Holdings, Inc. and MaryJo OBrien. † (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2024)

10.19
Third Amendment to Employment Agreement dated as of May 14, 2025, between NV5 Holdings, Inc. and Edward Codispoti. † (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 20, 2025)

10.20
Fourth Amendment to Employment Agreement dated as of May 14, 2025, between NV5 Holdings, Inc. and Richard Tong. † (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 20, 2025)

10.21
Fourth Amendment to Employment Agreement dated as of May 14, 2025, between NV5 Holdings, Inc. and MaryJo OBrien. † (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on May 20, 2025)

19.1	NV5 Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 filed with the SEC February 21, 2025)
21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 filed with the SEC February 21, 2025)
23.1	Consent of Deloitte & Touche LLP (Incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 filed with the SEC February 21, 2025)
31.1*	Certification of Executive Chairman pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1
Certifications of Executive Chairman and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 filed with the SEC April 28, 2025)

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

NV5 GLOBAL, INC.

Date:	May 30, 2025		/s/ Dickerson Wright
		Name:	Dickerson Wright
		Title:	Executive Chairman

12