Form 10-Q
period 2025-06-28
NV5 Global, Inc.
filed 2025-08-04
CIK 1532961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of July 30, 2025, there were 67,037,647 shares outstanding of the registrant’s common stock, $0.01 par value.

NV5 GLOBAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
NV5 Global, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	June 28, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$39,372	$50,361
Billed receivables, net	201,059	198,569
Unbilled receivables, net	126,722	141,926
Prepaid expenses and other current assets	26,973	20,155
Total current assets	394,126	411,011
Property and equipment, net	66,293	56,722
Right-of-use lease assets, net	34,737	32,099
Intangible assets, net	186,836	206,592
Goodwill	585,979	579,337
Deferred income tax assets, net	34,555	27,277
Other assets	2,853	2,318
Total assets	$1,305,379	$1,315,356

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$79,678	$81,937
Accrued liabilities	50,384	52,208
Billings in excess of costs and estimated earnings on uncompleted contracts	49,922	56,867
Other current liabilities	2,445	2,493
Current portion of contingent consideration	10,809	5,554
Current portion of notes payable and other obligations	9,304	11,195
Total current liabilities	202,542	210,254
Contingent consideration, less current portion	3,195	7,196
Other long-term liabilities	26,356	23,284
Notes payable and other obligations, less current portion	208,676	241,608
Total liabilities	440,769	482,342

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 180,000,000 shares authorized, 67,051,628 and 65,115,824 shares issued and outstanding as of June 28, 2025 and December 28, 2024, respectively	671	651
Additional paid-in capital	556,837	538,568
Accumulated other comprehensive income (loss)	498	(693)
Retained earnings	306,604	294,488
Total stockholders’ equity	864,610	833,014
Total liabilities and stockholders’ equity	$1,305,379	$1,315,356
See accompanying notes to the condensed consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Gross revenues	$251,984	$231,306	$486,030	$443,864

Direct costs:
Salaries and wages	64,443	61,390	123,689	117,845
Sub-consultant services	47,134	35,803	86,292	67,415
Other direct costs	13,716	14,323	26,155	27,074
Total direct costs	125,293	111,516	236,136	212,334

Gross profit	126,691	119,790	249,894	231,530

Operating expenses:
Salaries and wages, payroll taxes, and benefits	74,260	68,110	147,259	133,544
General and administrative	25,909	21,178	49,857	43,420
Facilities and facilities related	6,429	6,035	12,692	11,996
Depreciation and amortization	14,875	15,641	30,494	29,443
Total operating expenses	121,473	110,964	240,302	218,403

Income from operations	5,218	8,826	9,592	13,127

Other income (expense):
Interest expense	(3,435)	(4,606)	(6,979)	(8,797)
Other income	11,376	—	11,376	—
Total other income (expense)	7,941	(4,606)	4,397	(8,797)

Income before income tax (expense) benefit	13,159	4,220	13,989	4,330
Income tax (expense) benefit	(1,471)	1,174	(1,873)	1,141
Net income	$11,688	$5,394	$12,116	$5,471

Earnings per share:
Basic	$0.19	$0.09	$0.19	$0.09
Diluted	$0.18	$0.09	$0.19	$0.09

Weighted average common shares outstanding:
Basic	62,646,073	61,451,298	62,449,380	61,259,951
Diluted	63,786,443	62,684,701	63,521,966	62,630,525

Comprehensive income:
Net income	$11,688	$5,394	$12,116	$5,471
Foreign currency translation income (loss), net of tax	821	(176)	1,191	(677)
Comprehensive income	$12,509	$5,218	$13,307	$4,794
See accompanying notes to the condensed consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount				Total
Balance, March 30, 2024	63,815,632	$638	$515,355	$(519)	$266,586	$782,060
Stock-based compensation	—	—	6,460	—	—	6,460
Restricted stock issuance, net	1,191,568	13	(13)	—	—	—
Stock issuance for acquisitions	91,108	1	2,098	—	—	2,099
Reclassification of liability-classified awards to equity-classified awards	—	—	2,429	—	—	2,429
Payment of contingent consideration with common stock	24,096	—	600	—	—	600
Other comprehensive loss	—	—	—	(176)	—	(176)
Net income	—	—	—	—	5,394	5,394
Balance, June 29, 2024	65,122,404	$652	$526,929	$(695)	$271,980	$798,866

Balance, March 29, 2025	65,646,834	$657	$547,730	$(323)	$294,916	$842,980
Stock-based compensation	—	—	6,295	—	—	6,295
Restricted stock issuance, net	1,404,794	14	(14)	—	—	—
Reclassification of liability-classified awards to equity-classified awards	—	—	2,826	—	—	2,826
Other comprehensive income	—	—	—	821	—	821
Net income	—	—	—	—	11,688	11,688
Balance, June 28, 2025	67,051,628	$671	$556,837	$498	$306,604	$864,610
See accompanying notes to the condensed consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Six Months Ended
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount				Total
Balance, December 30, 2023	63,581,020	$636	$507,779	$(18)	$266,509	$774,906
Stock-based compensation	—	—	12,179	—	—	12,179
Restricted stock issuance, net	1,351,576	14	(14)	—	—	—
Stock issuance for acquisitions	165,712	2	3,956	—	—	3,958
Reclassification of liability-classified awards to equity-classified awards	—	—	2,429	—	—	2,429
Payment of contingent consideration with common stock	24,096	—	600	—	—	600
Other comprehensive loss	—	—	—	(677)	—	(677)
Net income	—	—	—	—	5,471	5,471
Balance, June 29, 2024	65,122,404	$652	$526,929	$(695)	$271,980	$798,866

Balance, December 28, 2024	65,115,824	$651	$538,568	$(693)	$294,488	$833,014
Stock-based compensation	—	—	12,065	—	—	12,065
Restricted stock issuance, net	1,760,976	18	(18)	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(35,394)	—	(615)	—	—	(615)
Stock issuance for acquisitions	210,222	2	4,011	—	—	4,013
Reclassification of liability-classified awards to equity-classified awards	—	—	2,826	—	—	2,826
Other comprehensive income	—	—	—	1,191	—	1,191
Net income	—	—	—	—	12,116	12,116
Balance, June 28, 2025	67,051,628	$671	$556,837	$498	$306,604	$864,610
See accompanying notes to the condensed consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net income	$12,116	$5,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,159	32,528
Non-cash lease expense	6,368	6,401
Provision for doubtful accounts	530	723
Stock-based compensation	14,040	13,988
Change in fair value of contingent consideration	(374)	—
Gain on disposals of property and equipment	(167)	(644)
Other	(53)	204
Deferred income taxes	(8,971)	(7,200)
Amortization of debt issuance costs	370	370
Changes in operating assets and liabilities, net of impact of acquisitions:
Billed receivables	3,467	(4,674)
Unbilled receivables	15,522	(18,610)
Prepaid expenses and other assets	(6,012)	(2,199)
Accounts payable	(5,311)	3,368
Accrued liabilities and other long-term liabilities	(8,464)	(12,058)
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,029)	(8,059)
Contingent consideration	(7)	(1,455)
Other current liabilities	(48)	88
Net cash provided by operating activities	50,136	8,242

Cash flows from investing activities:
Cash paid for acquisitions (net of cash received from acquisitions)	(8,145)	(53,947)
Proceeds from sale of assets	416	249
Purchase of property and equipment	(15,800)	(8,905)
Net cash used in investing activities	(23,529)	(62,603)

Cash flows from financing activities:
Borrowings from Senior Credit Facility	25,500	58,000
Payments on notes payable and other obligations	(4,575)	(5,274)
Payments of contingent consideration	(268)	(1,585)
Payments on borrowings from Senior Credit Facility	(58,000)	(12,000)
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to stock-based compensation	(615)	—
Net cash (used) provided by financing activities	(37,958)	39,141

Effect of exchange rate changes on cash and cash equivalents	362	(249)

Net decrease in cash and cash equivalents	(10,989)	(15,469)
Cash and cash equivalents – beginning of period	50,361	44,824
Cash and cash equivalents – end of period	$39,372	$29,355
See accompanying notes to the condensed consolidated financial statements (unaudited).

NV5 Global, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	June 28, 2025	June 29, 2024
Non-cash investing and financing activities:
Contingent consideration (earn-out)	$1,903	$4,339
Notes payable and other obligations issued for acquisitions	$3,188	$400
Stock issuance for acquisitions	$4,013	$3,958
Reclassification of liability-classified awards to equity-classified awards	$2,826	$2,429
Finance leases	$1,183	$1,663
Payment of contingent consideration with common stock	$—	$600
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
On May 15, 2025, the Company and Acuren Corporation announced that they had entered into a definitive agreement to combine the two companies (the "Merger"). The Merger was subject to a vote of shareholders and was approved on July 31, 2025. NV5 stockholders will receive $23.00 per share consisting of $10.00 in cash and $13.00 in shares of Acuren at closing, subject to adjustment as disclosed in the Joint Proxy Statement/Prospectus relating to the Merger and provided to stockholders of both companies. Upon closing of the transaction, current NV5 stockholders are expected to own approximately 40% of the combined company.
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
As of June 28, 2025, the Company had $980,292 of remaining performance obligations, of which $784,814 is expected to be recognized over the next 12 months. Contracts for which work authorizations have been received are included in performance obligations. Performance obligations include only those amounts that have been funded and authorized and does not reflect the full amounts the Company may receive over the term of such contracts. In the case of non-government contracts and project awards, performance obligations include future revenue at contract or customary rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, the Company includes revenue from such contracts in performance obligations to the extent of the remaining estimated amount.
Contract Balances
The timing of revenue recognition, billings, and cash collections results in billed receivables, unbilled receivables (contract assets), and billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities) on the Consolidated Balance Sheet. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized on these contracts as of the reporting date. This liability is generally classified as current. During the three and six months ended June 28, 2025 the Company performed services and recognized $13,242 and $36,015, respectively, of revenue related to its contract liabilities that existed as of December 28, 2024.
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

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
As of August 1, 2024, the Company conducted its annual impairment tests using the quantitative method of evaluating goodwill. Based on the quantitative analyses the Company determined the fair value of each of the reporting units exceeded its carrying value. Therefore, the goodwill was not impaired and the Company did not recognize an impairment charge relating to goodwill as of August 1, 2024. Furthermore, there were no indicators, events, or changes in circumstances that would indicate goodwill was impaired during the period from August 2, 2024 through June 28, 2025.
Identifiable intangible assets primarily include customer backlog, customer relationships, trade names, non-compete agreements, and developed technology. Amortizable intangible assets are amortized on either a straight-line or sum-of-the-years' digits basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events, or changes in circumstances that would indicate intangible assets were impaired during the six months ended June 28, 2025. See Note 8, Goodwill and Intangible Assets, for further information on goodwill and identified intangibles.
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
(UNAUDITED)
(in thousands, except share data)
Condensed Consolidated Statement of Cash Flow

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
The weighted average number of shares outstanding in calculating basic earnings per share for the six months ended June 28, 2025 and June 29, 2024 exclude 2,949,231 and 2,931,424 non-vested restricted shares, respectively. During the three and six months ended June 28, 2025 there were 524,117 and 366,452 weighted average shares, respectively, which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met. During the three and six months ended June 29, 2024 there were 37,419 and 23,334 weighted average shares, respectively, which are not included in the calculation of diluted weighted average shares outstanding because their impact is anti-dilutive or their performance conditions have not been met.

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator:
Net income – basic and diluted	$11,688	$5,394	$12,116	$5,471

Denominator:
Basic weighted average shares outstanding	62,646,073	61,451,298	62,449,380	61,259,951
Effect of dilutive non-vested restricted shares and units	1,107,115	1,136,662	1,021,517	1,268,103
Effect of issuable shares related to acquisitions	33,255	96,741	51,069	102,471
Diluted weighted average shares outstanding	63,786,443	62,684,701	63,521,966	62,630,525
Note 5 – Business Acquisitions
2025 Acquisitions
The Company has completed five acquisitions during 2025. The aggregate purchase price for the five acquisitions was $14,577, including $7,798 in cash, $3,188 in the form of promissory notes, $1,688 in the Company's common stock, and a potential earn-out of up to $2,800 payable in cash, which has been recorded at an estimated fair value of $1,903. A probability-weighted approach was used to determine the fair value of the earn-out, which is a generally accepted valuation technique that embodies all significant assumption types. The final determination of the fair values of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2025 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, prepaid expenses, deferred tax liabilities, and certain other liabilities.
2024 Acquisitions
The Company completed eleven acquisitions during 2024. The aggregate purchase price for the eleven acquisitions was $87,532, including $66,733 in cash, $3,059 in the form of promissory notes, $5,859 in the Company's common stock, and potential earn-outs of up to $17,475 payable in cash and stock, which have been recorded at an estimated fair value of $11,881. The cash portions of the purchase prices and other related costs associated with the transactions were partially financed through the Company's amended and restated credit agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility") with Bank of America, N.A. and other lenders party thereto. See Note 10, Notes Payable and Other Obligations, for further detail on the Second A&R Credit Agreement. An option-based model and a probability-weighted approach were used to determine the fair value of the earn-outs, which are generally accepted valuation techniques that embody all significant assumption types. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed, the Company engaged an independent third-party valuation specialist to assist in the determination of fair values. The final determination of the fair values of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2024 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, prepaid expenses, and certain other liabilities.

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date for the acquisitions closed during the six months ended June 28, 2025 and the fiscal year ended December 28, 2024:

	2025	2024
	Total	Total
Cash	$333	$2,101
Billed and unbilled receivables, net	6,692	10,435
Right-of-use assets	815	3,386
Property and equipment	214	1,762
Prepaid expenses	1,286	1,108
Other assets	54	65
Intangible assets:
Customer relationships	3,065	35,048
Trade name	146	1,272
Customer backlog	1,569	6,334
Non-compete	588	3,694
Total Assets	$14,762	$65,205
Liabilities	(3,756)	(7,386)
Deferred tax liabilities	(1,693)	(376)
Net assets acquired	$9,313	$57,443

Consideration paid (Cash, Notes and/or stock)	$12,674	$75,651
Contingent earn-out liability (Cash and stock)	1,903	11,881
Total Consideration	$14,577	$87,532
Excess consideration over the amounts assigned to the net assets acquired (Goodwill)	$5,264	$30,089
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
The condensed consolidated financial statements of the Company include the results of operations from any business acquired from their respective dates of acquisition. The following table presents the results of operations of businesses acquired from their respective dates of acquisition for the three and six months ended June 28, 2025 and June 29, 2024.

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Gross revenues	$4,632	$10,975	$7,005	$16,613
Income before income taxes	$203	$3,572	$134	$5,648
General and administrative expenses for the three and six months ended June 28, 2025 and June 29, 2024 include acquisition-related costs pertaining to the Company's acquisition activities. Acquisition-related costs were not material to the Company's condensed consolidated financial statements.

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following table presents the unaudited, pro forma consolidated results of operations (in thousands, except per share amounts) for the three and six months ended June 28, 2025 and June 29, 2024 as if the fiscal 2025 and 2024 acquisitions had occurred at the beginning of fiscal year 2024. The pro forma information provided below is compiled from pre-acquisition financial information and includes pro forma adjustments for amortization expense of intangible assets to reflect the fair value of identified assets acquired, to record the effects of financing from the Company's Senior Credit Facility, to record the effects of promissory notes issued, adjustments to other certain expenses, and to record the income tax impact of these adjustments. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of these acquisitions actually been acquired at the beginning of fiscal year 2024 or (ii) future results of operations:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Gross revenues	$253,084	$241,627	$490,435	$470,602
Net income	$11,782	$5,364	$12,283	$5,961
Basic earnings per share	$0.19	$0.09	$0.20	$0.10
Diluted earnings per share	$0.18	$0.09	$0.19	$0.10
Note 6 – Billed and Unbilled Receivables
Billed and unbilled receivables consists of the following:

	June 28, 2025	December 28, 2024
Billed receivables	$205,347	$202,729
Less: allowance for doubtful accounts	(4,288)	(4,160)
Billed receivables, net	$201,059	$198,569

Unbilled receivables	$127,605	$142,835
Less: allowance for doubtful accounts	(883)	(909)
Unbilled receivables, net	$126,722	$141,926

Note 7 – Property and Equipment, net
Property and equipment, net, consists of the following:

	June 28, 2025	December 28, 2024
Office furniture and equipment	$4,241	$4,090
Computer equipment	41,358	38,940
Survey and field equipment	90,391	75,506
Leasehold improvements	7,830	7,330
Total	143,820	125,866
Less: accumulated depreciation	(77,527)	(69,144)
Property and equipment, net	$66,293	$56,722
Depreciation expense was $4,483 and $9,036 for the three and six months ended June 28, 2025, respectively, of which $1,907 and $3,665 was included in other direct costs. Depreciation expense was $4,025 and $7,948 for the three and six months ended June 29, 2024, respectively, of which $1,524 and $3,085 was included in other direct costs.

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 8 – Goodwill and Intangible Assets
Goodwill
The changes in the carrying value by reportable segment for the six months ended June 28, 2025 were as follows:

	Six Months Ended
	December 28, 2024	2025 Acquisitions	Adjustments	Foreign Currency Translation of non-USD functional currency goodwill	June 28, 2025
INF	$107,821	$2,005	$—	$—	$109,826
BTS	126,344	3,259	588	143	130,334
GEO	345,172	—	—	647	345,819
Total	$579,337	$5,264	$588	$790	$585,979
Goodwill of $122 from acquisitions completed during the six months ended June 28, 2025 is expected to be deductible for income tax purposes. During the six months ended June 28, 2025, the Company recorded purchase price adjustments of $588 that increased goodwill related to 2024 acquisitions.
Intangible Assets
Intangible assets, net, as of June 28, 2025 and December 28, 2024 consist of the following:

	June 28, 2025			December 28, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Finite-lived intangible assets:
Customer relationships(1)	$335,696	$(167,640)	$168,056	$332,631	$(149,368)	$183,263
Trade name(2)	23,802	(21,603)	2,199	23,656	(20,719)	2,937
Customer backlog(3)	41,312	(39,077)	2,235	39,743	(36,922)	2,821
Non-compete(4)	19,103	(15,506)	3,597	18,515	(14,525)	3,990
Developed technology(5)	39,153	(28,404)	10,749	39,153	(25,572)	13,581
Total finite-lived intangible assets	$459,066	$(272,230)	$186,836	$453,698	$(247,106)	$206,592

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
(2) Amortized on a straight-line basis over their estimated lives (1 to 5 years)
(3) Amortized on a straight-line basis over their estimated lives (1 to 10 years)
(4) Amortized on a straight-line basis over their contractual lives (1 to 5 years)
(5) Amortized on a straight-line basis over their estimated lives (5 to 10 years)
The identifiable intangible assets acquired during the six months ended June 28, 2025 consist of customer relationships, trade name, customer backlog, and non-competes with weighted average lives of 2.5 years, 1.3 years, 1.0 year, and 3.7 years, respectively. Amortization expense was $12,299 and $25,123 during the three and six months ended June 28, 2025, respectively, and $13,140 and $24,580 during the three and six months ended June 29, 2024, respectively.

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
Note 9 – Accrued Liabilities
Accrued liabilities consist of the following:

	June 28, 2025	December 28, 2024
Current portion of lease liability	$12,623	$13,423
Accrued vacation	5,636	4,901
Payroll and related taxes	12,197	10,782
Benefits	2,553	3,567
Accrued operating expenses	12,029	8,612
Income tax payable	2,399	7,458
Other	2,947	3,465
Total	$50,384	$52,208
Note 10 – Notes Payable and Other Obligations
Notes payable and other obligations consists of the following:

	June 28, 2025	December 28, 2024
Senior credit facility	$200,250	$232,750
Uncollateralized promissory notes	12,472	13,199
Finance leases	5,572	5,213
Other obligations	489	2,814
Debt issuance costs, net of amortization	(803)	(1,173)
Total notes payable and other obligations	217,980	252,803
Current portion of notes payable and other obligations	9,304	11,195
Notes payable and other obligations, less current portion	$208,676	$241,608
As of June 28, 2025 and December 28, 2024, the carrying amount of debt obligations approximates their fair values based on Level 2 inputs as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), the Company amended and restated its Credit Agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of the Company's subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of the assets of the Company. The Second A&R Credit Agreement also includes an accordion feature permitting the Company to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of June 28, 2025 and December 28, 2024, the outstanding balance on the Second A&R Credit Agreement was $200,250 and $232,750, respectively.
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at the Company's option, tied to a Eurocurrency rate equal to either Term SOFR (Secured Overnight Financing Rate) or Daily Simple SOFR, plus in each case an applicable margin or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on the Company's consolidated leverage ratio. As of June 28, 2025, the Company's weighted average interest rate was 5.7%.

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
These financial covenants also require the Company to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of June 28, 2025, the Company was in compliance with the financial covenants.
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
All obligations under the Second A&R Credit Agreement are expected to be satisfied upon the closing of the Merger.
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $185 and $370 during each of the three and six months ended June 28, 2025 and June 29, 2024.
Other Obligations
The Company has aggregate obligations related to acquisitions of $12,961 and $16,013 as of June 28, 2025 and December 28, 2024, respectively. As of June 28, 2025, the Company's weighted average interest rate on other outstanding obligations was 2.2%.
Note 11 – Contingent Consideration
The following table summarizes the changes in the carrying value of estimated contingent consideration:

	June 28, 2025	December 28, 2024
Contingent consideration, beginning of the year	$12,750	$4,065
Additions for acquisitions	1,903	11,881
Reduction of liability for payments made	(275)	(3,790)
Decrease of liability related to re-measurement of fair value	(374)	594
Total contingent consideration, end of the period	14,004	12,750
Current portion of contingent consideration	10,809	5,554
Contingent consideration, less current portion	$3,195	$7,196

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
During the three and six months ended June 28, 2025, the Company received proceeds from a $14,000 insurance recovery claim related to a prior acquisition.
As of the date of filing this Quarterly Report on Form 10-Q, NV5 has received several demand letters from purported NV5 stockholders alleging, among other things, that the Joint Proxy Statement/Prospectus omits material information with respect to the Merger, rendering the disclosures set forth therein false and misleading in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and seeking NV5 books and records pursuant to Section 220 of the Delaware General Corporation Law (collectively, the “Demand Letters”). On July 8, 2025, a purported stockholder of NV5 filed a complaint in the Supreme Court of the State of New York, County of New York captioned Williams v. NV5 Global, Inc., et al. (the “Williams Complaint”), alleging substantially the same claims as the Demand Letters. On July 9, 2025, a purported stockholder of NV5 filed a complaint in the Supreme Court of the State of New York, County of New York, captioned Miller v. NV5 Global, Inc., et al. (the Miller Complaint and together with the Williams Complaint, the “Complaints”).
Additional lawsuits may also be brought against Acuren, NV5 or their respective directors and could seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Merger. One of the conditions to the closing of the Merger is that no injunction by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case that prohibits or makes illegal the closing of the Merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed within the expected timeframe or at all, which may adversely affect Acuren’s and NV5’s respective business, financial position and results of operation.
There can be no assurance that any of the defendants will be successful in the outcome of any pending or any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect Acuren’s or NV5’s business, financial condition, results of operations and cash flows
Note 13 – Stock-Based Compensation
In June 2023, the Company's stockholders approved the NV5 Global, Inc. 2023 Equity Incentive Plan (the "2023 Equity Plan"). The 2023 Equity Plan provides directors, executive officers, and other employees of the Company with additional incentives by allowing them to acquire ownership interest in the business and, as a result, encouraging them to contribute to the Company’s success. The Company may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other cash-based or stock-based awards. As of June 28, 2025, 5,560,825 shares of common stock are authorized, reserved, and registered for issuance under the 2023 Equity Plan. The restricted shares of common stock granted generally provide for service-based cliff vesting after two to four years following the grant date.

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
The following summarizes the activity of restricted stock awards during the six months ended June 28, 2025:

	Number of Unvested Restricted Shares of Common Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
December 28, 2024	3,100,945	$25.96
Granted	1,809,716	$21.15
Vested	(570,984)	$28.67
Forfeited	(48,740)	$25.12
June 28, 2025	4,290,937	$23.58
Stock-based compensation expense relating to restricted stock awards during the three and six months ended June 28, 2025 was $7,270 and $14,040, respectively, and $7,322 and $13,988 during the three and six months ended June 29, 2024, respectively. Stock-based compensation expense during the three and six months ended June 28, 2025 includes $975 and $1,975, respectively, of expense related to the Company's liability-classified awards. Stock-based compensation expense during the three and six months ended June 29, 2024 includes $862 and $1,809, respectively, of expense related to the Company's liability-classified awards. The total estimated amount of the liability-classified awards for fiscal 2025 is approximately $8,948. Approximately $60,562 of deferred compensation, which is expected to be recognized over the remaining weighted average vesting period of 2.01 years, is unrecognized at June 28, 2025. The total fair value of restricted shares vested during the six months ended June 28, 2025 and June 29, 2024 was $10,656 and $18,653, respectively.
Note 14 – Income Taxes
As of June 28, 2025 and December 28, 2024, the Company had net deferred income tax assets of $34,555 and $27,277, respectively. Net deferred income tax assets are primarily due to the capitalization of research and development costs under Section 174 of the Internal Revenue Code and the amortization of intangible assets.
The Company's effective income tax rates were 11.2% and 13.4% during the three and six months ended June 28, 2025, respectively, and (27.8)% and (26.4)% during the three and six months ended June 29, 2024, respectively. The difference between the effective income tax rate and the combined statutory federal and state income tax rate was primarily due to a decrease in the recognition of excess tax benefits from stock-based payments and research and experimentation tax credits during the six months ended June 28, 2025 as compared to the six months ended June 29, 2024.
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
In 2021, the Organization for Economic Co-operation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion model rules, designed to ensure large corporations are taxed at a minimum rate of 16% for FY2025 and 15% for FY2024 in all countries of operation. The United States has not enacted legislation to implement Pillar Two rules, but recently reached an understanding with the other G7 countries to implement a "side-by-side" arrangement to allow Pillar Two and the U.S. tax system to operate in parallel with a full exclusion for U.S. multinational enterprises from the Pillar Two under taxed profits rule and the income inclusion rule. There have been no proposed changes to the application of qualified domestic top-up taxes that are applicable to our foreign subsidiaries. The Pillar Two rules have been enacted or substantively enacted in certain jurisdictions in which the Company operates. The Company is continuing to assess the Pillar Two rules, however, based on the legislation enacted at this stage Pillar Two had no impact on our Q2 2025 ETR and we do not currently expect Pillar Two to significantly impact our ETR for 2025.

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was signed into law, enacting significant changes to tax and spending policies. Management is currently evaluating the potential impact of this legislation. Based on preliminary analysis, the Act may positively affect cash taxes due to the immediate expensing of domestic research and experimentation costs incurred in 2025 and future years, compared to the capitalization and amortization of such costs over a five year period under prior law, and the immediate 100% bonus depreciation expensing provision that was made permanent on qualified property acquired and placed in service on or after January 19, 2025. We do not anticipate that these changes will have a material impact on our consolidated results of operations or financial position.
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

	Three Months Ended
	June 28, 2025
	INF	BTS	GEO	Total
Gross revenues	$101,425	$75,455	$75,104	$251,984
Less:
Direct Labor	31,637	19,131	13,675	64,443
Indirect Labor	16,319	14,809	13,010	44,138
Sub-consultant services	13,420	15,964	17,750	47,134
Other direct costs(1)	4,816	1,737	7,163	13,716
General and administrative expense	6,715	4,014	2,806	13,535
Depreciation	1,015	374	560	1,949
Other segment items(2)	11,033	7,102	6,663	24,798
Total segment income before taxes	$16,470	$12,324	$13,477	$42,271
(1) Other direct costs include depreciation expense of $1,907 for the three months ended June 28, 2025.
(2) Other segment items include facilities and facilities related expenses, payroll taxes and benefits expense, and bonus expense.

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)

	Three Months Ended
	June 29, 2024
	INF	BTS	GEO	Total
Gross revenues	$100,845	$63,607	$66,854	$231,306
Less:
Direct Labor	30,139	16,890	14,361	61,390
Indirect Labor	13,657	12,355	13,343	39,355
Sub-consultant services	15,400	12,455	7,948	35,803
Other direct costs(1)	6,512	1,269	6,542	14,323
General and administrative expense	6,985	3,545	3,666	14,196
Depreciation	878	326	801	2,005
Other segment items(2)	10,194	6,385	6,885	23,464
Total segment income before taxes	$17,080	$10,382	$13,308	$40,770
(1) Other direct costs include depreciation expense of $1,524 for the three months ended June 29, 2024.
(2) Other segment items include facilities and facilities related expenses, payroll taxes and benefits expense, and bonus expense.

	Three Months Ended
Reconciliation of segment income before taxes	June 28, 2025	June 29, 2024
Total segment income before taxes	$42,271	$40,770
Corporate(1)	(29,112)	(36,550)
Total income before taxes	$13,159	$4,220
(1) Includes amortization of intangibles, acquisition and integration expenses, interest expense, as well as other costs not allocated to reportable segments. Amortization of intangibles was $12,299 and $13,140 for the three months ended June 28, 2025 and June 29, 2024, respectively.

	Three Months Ended
Reconciliation of other segment disclosures	June 28, 2025	June 29, 2024
Depreciation
Total segment depreciation	$3,856	$3,529
Corporate	627	496
Total depreciation	$4,483	$4,025

	Six Months Ended
	June 28, 2025
	INF	BTS	GEO	Total
Gross revenues	$202,261	$145,649	$138,120	$486,030
Less:
Direct Labor	60,332	36,916	26,441	123,689
Indirect Labor	32,469	28,384	26,161	87,014
Sub-consultant services	28,890	30,293	27,109	86,292
Other direct costs(1)	9,876	3,104	13,175	26,155
General and administrative expense	13,680	7,873	6,760	28,313
Depreciation	2,049	733	1,150	3,932
Other segment items(2)	21,892	14,265	13,987	50,144
Total segment income before taxes	$33,073	$24,081	$23,337	$80,491
(1) Other direct costs include depreciation expense of $3,665 for the six months ended June 28, 2025.

NV5 Global, Inc. and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share data)
(2) Other segment items include facilities and facilities related expenses, payroll taxes and benefits expense, and bonus expense.

	Six Months Ended
	June 29, 2024
	INF	BTS	GEO	Total
Gross revenues	$191,096	$123,582	$129,186	$443,864
Less:
Direct Labor	57,029	32,277	28,539	117,845
Indirect Labor	26,536	23,795	26,177	76,508
Sub-consultant services	28,639	23,232	15,544	67,415
Other direct costs(1)	11,646	3,503	11,925	27,074
General and administrative expense	13,468	7,189	7,805	28,462
Depreciation	1,699	635	1,594	3,928
Other segment items(2)	19,958	12,469	14,669	47,096
Total segment income before taxes	$32,121	$20,482	$22,933	$75,536
(1) Other direct costs include depreciation expense of $3,085 for the six months ended June 29, 2024.
(2) Other segment items include facilities and facilities related expenses, payroll taxes and benefits expense, and bonus expense.

	Six Months Ended
Reconciliation of segment income before taxes	June 28, 2025	June 29, 2024
Total segment income before taxes	$80,491	$75,536
Corporate(1)	(66,502)	(71,206)
Total income before taxes	$13,989	$4,330
(1) Includes amortization of intangibles, acquisition and integration expenses, interest expense, as well as other costs not allocated to reportable segments. Amortization of intangibles was $25,123 and $24,580 for the six months ended June 28, 2025 and June 29, 2024, respectively.

	Six Months Ended
Reconciliation of other segment disclosures	June 28, 2025	June 29, 2024
Depreciation
Total segment depreciation	$7,597	$7,013
Corporate	1,439	935
Total depreciation	$9,036	$7,948

	June 28, 2025	December 28, 2024
Assets
INF	$290,330	$298,967
BTS	286,387	271,351
GEO	593,715	614,925
Corporate(1)	134,947	130,113
Total assets	$1,305,379	$1,315,356
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

	Three Months Ended June 28, 2025				Six Months Ended June 28, 2025
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$101,425	$53,829	$71,024	$226,278	$202,261	$102,654	$128,354	$433,269
Foreign	—	21,626	4,080	25,706	—	42,995	9,766	52,761
Total gross revenues	$101,425	$75,455	$75,104	$251,984	$202,261	$145,649	$138,120	$486,030

	Three Months Ended June 29, 2024				Six Months Ended June 29, 2024
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
United States	$100,845	$48,606	$62,956	$212,407	$191,096	$95,979	$121,486	$408,561
Foreign	—	15,001	3,898	18,899	—	27,603	7,700	35,303
Total gross revenues	$100,845	$63,607	$66,854	$231,306	$191,096	$123,582	$129,186	$443,864
Gross revenue by customer were as follows:

	Three Months Ended June 28, 2025				Six Months Ended June 28, 2025
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$73,151	$18,861	$57,268	$149,280	$147,081	$36,345	$104,256	$287,682
Private sector	28,274	56,594	17,836	102,704	55,180	109,304	33,864	198,348
Total gross revenues	$101,425	$75,455	$75,104	$251,984	$202,261	$145,649	$138,120	$486,030

	Three Months Ended June 29, 2024				Six Months Ended June 29, 2024
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Public and quasi-public sector	$75,628	$14,806	$54,778	$145,212	$142,519	$29,865	$104,859	$277,243
Private sector	25,217	48,801	12,076	86,094	48,577	93,717	24,327	166,621
Total gross revenues	$100,845	$63,607	$66,854	$231,306	$191,096	$123,582	$129,186	$443,864
Gross revenues by contract type were as follows:

	Three Months Ended June 28, 2025				Six Months Ended June 28, 2025
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$94,988	$52,397	$70,942	$218,327	$190,278	$103,269	$131,966	$425,513
Fixed-unit price contracts	6,437	23,058	4,162	33,657	11,983	42,380	6,154	60,517
Total gross revenues	$101,425	$75,455	$75,104	$251,984	$202,261	$145,649	$138,120	$486,030

	Three Months Ended June 29, 2024				Six Months Ended June 29, 2024
	INF	BTS	GEO	Total	INF	BTS	GEO	Total
Cost-reimbursable contracts	$96,738	$46,778	$63,579	$207,095	$183,167	$92,511	$124,343	$400,021
Fixed-unit price contracts	4,107	16,829	3,275	24,211	7,929	31,071	4,843	43,843
Total gross revenues	$100,845	$63,607	$66,854	$231,306	$191,096	$123,582	$129,186	$443,864

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
(in thousands, except share data)
Note 16 – Stockholders' Equity
Accumulated Other Comprehensive Income (Loss)
The Company's accumulated other comprehensive loss consists of foreign currency translation adjustments related to the Company's foreign operations with functional currency other than the U.S. dollar. The after-tax changes in accumulated other comprehensive loss by component were as follows:

Accumulated Other Comprehensive Income (Loss)
Foreign currency translation adjustments balance, December 28, 2024	$(693)
Other comprehensive income	1,191
Foreign currency translation adjustments balance, June 28, 2025	$498
Note 17 – Subsequent Events
As noted in Note 1 above, on May 15, 2025, the Company and Acuren Corporation announced that they had entered into a definitive agreement to combine the two companies. The Merger was subject to a vote of shareholders and was approved on July 31, 2025.

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
On May 15, 2025, the Company and Acuren Corporation announced that they had entered into a definitive agreement to combine the two companies (the "Merger"). The Merger was subject to a vote of shareholders and was approved on July 31, 2025. NV5 stockholders will receive $23.00 per share consisting of $10.00 in cash and $13.00 in shares of Acuren at closing, subject to adjustment as disclosed in the Joint Proxy Statement/Prospectus relating to the Merger and provided to stockholders of both companies. Upon closing of the transaction, current NV5 stockholders are expected to own approximately 40% of the combined company.
Fiscal Year
We operate on a "52/53 week" fiscal year ending on the Saturday closest to the calendar quarter end.
Recent Acquisitions
We have completed five acquisitions during 2025. The aggregate purchase price for the five acquisitions was $14,577, including $7,798 in cash, $3,188 in the form of promissory notes, $1,688 in common stock, and a potential earn-out of up to $2,800 payable in cash, which has been recorded at an estimated fair value of $1,903. A probability-weighted approach was used to determine the fair value of the earn-out, which is a generally accepted valuation technique that embodies all significant assumption types. The final determination of the fair values of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The 2025 acquisitions will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable, prepaid expenses, deferred tax liabilities, and certain other liabilities.
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
Results of Operations
Consolidated Results of Operations
The following table represents our condensed results of operations for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Gross revenues	$251,984	$231,306	$486,030	$443,864
Direct costs	125,293	111,516	236,136	212,334
Gross profit	126,691	119,790	249,894	231,530
Operating expenses	121,473	110,964	240,302	218,403
Income from operations	5,218	8,826	9,592	13,127
Interest expense	(3,435)	(4,606)	(6,979)	(8,797)
Other income	11,376	—	11,376	—
Income tax (expense) benefit	(1,471)	1,174	(1,873)	1,141
Net income	$11,688	$5,394	$12,116	$5,471
Three Months Ended June 28, 2025 Compared to the Three Months Ended June 29, 2024
Gross Revenues
Our consolidated gross revenues increased by $20,678, or 8.9%, for the three months ended June 28, 2025 compared to the three months ended June 29, 2024. The increase in gross revenues was primarily due to organic increases in our geospatial solutions business of $8,250, incremental gross revenues of $7,317 from acquisitions completed since the second quarter of 2024, and organic increases in our international engineering and consulting services of $6,646, infrastructure services of $3,604, and real estate transaction services of $1,812. These increases were partially offset by decreases in our power delivery and utility services of $3,772 and LNG business of $2,840.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 50.3% and 51.8% during the three months ended June 28, 2025 and June 29, 2024, respectively. As a percentage of gross revenues, sub-consultant services increased 3.2%. This increase was partially offset by decreases in direct salaries and wages and other direct costs as a percentage of revenue of 1.0% and 0.7%, respectively. The increase in sub-consultant services as a percentage of gross revenues was primarily driven by a mix of business in our geospatial solution services requiring a higher level of sub-consultant services. The decrease in other direct costs as a percentage of gross revenues was primarily driven by a mix of business in our LNG business requiring a lower level of outside related expenses and a decrease in the proportion of our LNG business.
Operating expenses
Our operating expenses increased $10,509, or 9.5%, for the three months ended June 28, 2025 compared to the three months ended June 29, 2024. The increase in operating expenses primarily resulted from increased payroll costs of $6,150 and an increase in general and administrative expenses of $4,731. The increase in payroll costs was primarily driven by an increase in employees as compared to the prior year period driven by our 2024 and 2025 acquisitions. The increase in general and administrative expenses was primarily due to increases in acquisition-related expenses of $3,741 related to the Merger.

Interest Expense
Our interest expense decreased $1,171 for the three months ended June 28, 2025 compared to the three months ended June 29, 2024. The decrease in interest expense resulted from a lower weighted average interest rate and a decrease in our Senior Credit Facility indebtedness.
Other Income
Our other income increased $11,376 for the three months ended June 28, 2025 compared to the three months ended June 29, 2024. The increase in other income resulted from an insurance recovery claim related to a prior acquisition.
Income taxes
Our effective income tax rate was 11.2% and (27.8)% for the three months ended June 28, 2025 and June 29, 2024, respectively. The increase in the effective income tax rate was primarily the result of a decrease in excess tax benefits from stock-based payments and a return-to-provision tax benefit recorded for the estimate of the R&D tax credit recorded in Q2 2024.
Net income
Our net income increased $6,294 for the three months ended June 28, 2025 compared to the three months ended June 29, 2024. The increase was primarily the result of an increases in other income of $11,376 and gross profit of $6,901, partially offset by increases in payroll costs of $6,150, increases in general and administrative expenses of $4,731, and a higher effective income tax rate.
Six Months Ended June 28, 2025 Compared to the Six Months Ended June 29, 2024
Gross Revenues
Our consolidated gross revenues increased by $42,166, or 9.5%, for the six months ended June 28, 2025 compared to the six months ended June 29, 2024. The increase in gross revenues was primarily due to incremental gross revenues from acquisitions of $17,494 completed since the beginning of fiscal 2024 and organic increases in our international engineering and consulting services of $13,197, infrastructure services of $10,415, geospatial solutions business of $7,874, and real estate transaction services of $4,026. These increases were partially offset by decreases in our power delivery and utility services of $4,468, energy and technology services of $3,074, and LNG business of $2,954.
Gross Profit
As a percentage of gross revenues, our gross profit margin was 51.4% and 52.2% for the six months ended June 28, 2025 and June 29, 2024, respectively. As a percentage of gross revenues, sub-consultant services increased 2.6%. This increase was partially offset by decreases in direct salaries and wages and other direct costs as a percentage of gross revenues of 1.1% and 0.7%, respectively. The increase in sub-consultant services as a percentage of gross revenues was primarily driven by a mix of business in our geospatial solution services and international engineering and consulting services requiring a higher level of sub-consultant services. The decrease in other direct costs as a percentage of gross revenues was primarily driven by a mix of business in our LNG business requiring a lower level of outside related expenses and a decrease in the proportion of our LNG business.
Operating expenses
Our operating expenses increased $21,899, or 10.0%, for the six months ended June 28, 2025 compared to the six months ended June 29, 2024. The increase in operating expenses primarily resulted from increased payroll costs of $13,715 and an increase in general and administrative expenses of $6,437. The increase in payroll costs was primarily driven by an increase in employees as compared to the prior year period driven by our 2024 and 2025 acquisitions. The increase in general and administrative expenses was primarily due to increases in acquisition-related expenses of $4,348 related to the Merger and incremental expenses from acquisitions of $1,660.
Interest Expense
Our interest expense decreased $1,818 for the six months ended June 28, 2025 compared to the six months ended June 29, 2024. The decrease in interest expense resulted from a lower weighted average interest rate and a decrease in our Senior Credit Facility indebtedness.

Other Income
Our other income increased $11,376 for the six months ended June 28, 2025 compared to the six months ended June 29, 2024. The increase in other income resulted from an insurance recovery claim related to a prior acquisition.
Income taxes
Our effective income tax rate was 13.4% and (26.4)% for the six months ended June 28, 2025 and six months ended June 29, 2024, respectively. The increase in the effective income tax rate was primarily the result of a decrease in excess tax benefits from stock-based payments and a return-to-provision tax benefit recorded for the estimate of the R&D tax credit recorded in Q2 2024.
Net income
Our net income increased $6,645, or 121.5%, for the six months ended June 28, 2025 compared to the six months ended June 29, 2024. The increase was primarily a result of increases in gross profit of $18,364 and other income of $11,376, partially offset by increases in payroll costs of $13,715, increases in general and administrative expenses of $6,437, and a higher effective income tax rate.
Segment Results of Operations
The following tables set forth summarized financial information concerning our reportable segments (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Gross revenues
INF	$101,425	$100,845	$202,261	$191,096
BTS	75,455	63,607	145,649	123,582
GEO	75,104	66,854	138,120	129,186
Total gross revenues	$251,984	$231,306	$486,030	$443,864

Segment income before taxes
INF	$16,470	$17,080	$33,073	$32,121
BTS	$12,324	$10,382	$24,081	$20,482
GEO	$13,477	$13,308	$23,337	$22,933
For additional information regarding our reportable segments, see Note 15, Reportable Segments, of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Three Months Ended June 28, 2025 Compared to Three Months Ended June 29, 2024
INF Segment
Our gross revenues from INF increased $580, or 0.6%, during the three months ended June 28, 2025 compared to the three months ended June 29, 2024. The increase in gross revenues was primarily due to organic increases in our infrastructure services of $3,604 and incremental gross revenues of $3,027 from acquisitions completed since the second quarter of 2024. These increases were partially offset by decreases in our power delivery and utility services of $3,772 and LNG business of $2,840.
Segment income before taxes from INF decreased $610, or 3.6%, during the three months ended June 28, 2025 compared to the three months ended June 29, 2024.
BTS Segment
Our gross revenues from BTS increased $11,848, or 18.6%, during the three months ended June 28, 2025 compared to the three months ended June 29, 2024. The increase in gross revenues was primarily due to organic increases in our international engineering and consulting services of $6,646, incremental gross revenues of $4,290 from acquisitions completed since the second quarter of 2024, and organic increases in our real estate transaction services of $1,812.

Segment income before taxes from BTS increased $1,942, or 18.7% during the three months ended June 28, 2025 compared to the three months ended June 29, 2024. The increase was primarily due to increased gross revenues.
GEO Segment
Our gross revenues from GEO increased $8,250, or 12.3%, during the three months ended June 28, 2025 compared to the three months ended June 29, 2024. The increase in gross revenues was due to organic increases in our geospatial solutions business.
Segment income before taxes from GEO increased $169, or 1.3%, during the three months ended June 28, 2025 compared to the three months ended June 29, 2024. The increase was primarily due to increased gross revenues partially offset by lower margins driven by higher sub-consultant services.
Six Months Ended June 28, 2025 Compared to Six Months Ended June 29, 2024
INF Segment
Our gross revenues from INF increased $11,165, or 5.8%, during the six months ended June 28, 2025 compared to the six months ended June 29, 2024. The increase in gross revenues was primarily due to organic increases in our infrastructure services of $10,415 and incremental gross revenues of $6,109 from acquisitions completed since the beginning of fiscal 2024. These increases were partially offset by decreases in our power delivery and utility services of $4,468.
Segment income before taxes from INF increased $952, or 3.0%, during the six months ended June 28, 2025 compared to the six months ended June 29, 2024. The increase was primarily due to increased gross revenues.
BTS Segment
Our gross revenues from BTS increased $22,067, or 17.9%, during the six months ended June 28, 2025 compared to the six months ended June 29, 2024. The increase in gross revenues was primarily due to organic increases in our international engineering and consulting services of $13,197, incremental gross revenues of $10,325 from acquisitions completed since the beginning of fiscal 2024, and organic increases in our real estate transactional services of $4,026. These increases were partially offset by decreases in our energy and technology services of $3,074.
Segment income before taxes from BTS increased $3,599, or 17.6% during the six months ended June 28, 2025 compared to the six months ended June 29, 2024. The increase was primarily due to increased gross revenues.
GEO Segment
Our gross revenues from GEO increased $8,934, or 6.9%, during the six months ended June 28, 2025 compared to the six months ended June 29, 2024. The increase in gross revenues was primarily due to organic increases in our geospatial solution services of $7,874 and incremental revenue of $1,060 from acquisitions completed since the beginning of fiscal 2024.
Segment income before taxes from GEO increased $404, or 1.8%, during the six months ended June 28, 2025 compared to the six months ended June 29, 2024. The increase was primarily due to increased gross revenues partially offset by lower margins driven by higher sub-consultant services.
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

Operating activities
Net cash provided by operating activities was $50,136 for the six months ended June 28, 2025, compared to $8,242 during the six months ended June 29, 2024. The increase was a result of increases in our net income adjusted for noncash items primarily driven by increases in gross revenues, increases in other income, and changes in our working capital. The changes in our working capital that contributed to increased cash flows from operations were primarily a result of decreases in unbilled receivables of $34,132 due to timing of project billing cycles and decreases in billed receivables of $8,141. These were partially offset by increases in prepaid expenses and other assets of $3,813 primarily due to a $4,431 increase in prepaid taxes and decreases in accounts payable of $8,679 due to timing of payments.
Investing activities
During the six months ended June 28, 2025 and June 29, 2024, net cash used in investing activities totaled $23,529 and $62,603, respectively. The decrease in cash used in investing activities was primarily a result of decreased cash paid for acquisitions of $45,802, partially offset by an increase in purchases of property and equipment of $6,895 primarily due to the purchase of five aircrafts, previously recognized as equipment operating leases, totaling $8,000 for our GEO segment during the six months ended June 28, 2025.
Financing activities
Net cash flows used by financing activities totaled $37,958 during the six months ended June 28, 2025 compared to net cash flows provided by financing activities of $39,141 during the six months ended June 29, 2024. The decrease was primarily a result of decreased borrowings on our Senior Credit Facility of $32,500 and an increase of payments on our Senior Credit Facility of $46,000 during the six months ended June 28, 2025.
Financing
Senior Credit Facility
On August 13, 2021 (the "Closing Date"), we amended and restated our Credit Agreement (the "Second A&R Credit Agreement" or "Senior Credit Facility"), originally dated December 7, 2016 and as amended to the Closing Date, with Bank of America, N.A. ("Bank of America"), as administrative agent, swingline lender and letter of credit issuer, the other lenders party thereto, and certain of our subsidiaries as guarantors. Pursuant to the Second A&R Credit Agreement, the previously drawn term commitments of $150,000 and revolving commitments totaling $215,000 in the aggregate were converted into revolving commitments totaling $400,000 in the aggregate. These revolving commitments are available through August 13, 2026 (the "Maturity Date") and an aggregate amount of approximately $138,750 was drawn under the Second A&R Credit Amendment on the Closing Date to repay previously existing borrowings under the term and revolving facilities prior to such amendment and restatement. Borrowings under the Second A&R Credit Agreement are secured by a first priority lien on substantially all of our assets. The Second A&R Credit Agreement also includes an accordion feature permitting us to request an increase in the revolving facility under the Second A&R Credit Agreement by an additional amount of up to $200,000 in the aggregate. As of June 28, 2025 and December 28, 2024, the outstanding balance on the Second A&R Credit Agreement was $200,250 and $232,750, respectively.
Borrowings under the Second A&R Credit Agreement bear interest at variable rates which are, at our option, tied to a Eurocurrency rate equal either Term SOFR (Secured Overnight Financing Rate) or Daily Simple SOFR, plus in each case an applicable margin, or a base rate denominated in U.S. dollars. Interest rates remain subject to change based on our consolidated leverage ratio. As of June 28, 2025 our weighted average interest rate was 5.7%.
The Second A&R Credit Agreement contains financial covenants that require us to maintain a consolidated net leverage ratio (the ratio of our pro forma consolidated net funded indebtedness to our pro forma consolidated EBITDA for the most recently completed measurement period) of no greater than 4.00 to 1.00.
These financial covenants also require us to maintain a consolidated fixed charge coverage ratio of no less than 1.10 to 1.00 as of the end of any measurement period. As of June 28, 2025, we were in compliance with the financial covenants.

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
All obligations under the Second A&R Credit Agreement are expected to be satisfied upon the closing of the Merger.
Total debt issuance costs incurred and capitalized in connection with the issuance of the Second A&R Credit Agreement were $3,702. Total amortization of debt issuance costs was $185 and $370 during each of the three and six months ended June 28, 2025 and June 29, 2024.
Other Obligations
We have aggregate obligations related to acquisitions of $3,453, $5,614, $1,702, $1,443, and $749 due in the remainder of fiscal 2025, 2026, 2027, 2028, and 2029 respectively. As of June 28, 2025, our weighted average interest rate on other outstanding obligations was 2.2%.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to certain market risks from transactions that are entered into during the normal course of business. We have not entered into derivative financial instruments for trading purposes. We have no significant market risk exposure to interest rate changes related to the promissory notes related to acquisitions since these contain fixed interest rates. Our only debt subject to interest rate risk is the Senior Credit Facility which rates are variable, at our option, tied to a Eurocurrency rate equal to either Term SOFR (Secured Overnight Financing Rate) or Daily Simple SOFR, plus in each case an applicable rate or a base rate denominated in U.S. dollars. Interest rates are subject to change based on our Consolidated Senior Leverage Ratio (as defined in the Credit Agreement). As of June 28, 2025, there was $200,250 outstanding on the Senior Credit Facility. A one percentage point change in the assumed interest rate of the Senior Credit Facility would change our annual interest expense by approximately $2,003 annually.
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
Changes in Internal Control Over Financial Reporting
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during the quarter ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
Other than as set forth below, there have been no material changes to any of the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2024.

NV5 recently entered into an Agreement and Plan of Merger with Acuren Corporation, which has not been consummated as of the date of filing of this Quarterly Report on Form 10-Q.

On May 14, 2025, NV5 entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Acuren Corporation, a Delaware corporation (“Parent” or “Acuren”), Ryder Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Acuren (“Merger Sub I”), Ryder Merger Sub II, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Merger Sub II”) (“Merger Sub II”, and together with Merger Sub I, the “Merger Subs”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub I will be merged with and into the Company the “First Merger”) with the Company surviving (the “Initial Surviving Corporation”), following which the Company will be merged with and into Merger Sub II (the “Second Merger” and collectively with the First Merger, the “Merger”), with Merger Sub II surviving (the “Final Surviving Corporation”).

The obligations of Acuren and NV5 to consummate the Merger is subject to the satisfaction (or waiver by all parties, to the extent permissible under applicable laws) of the certain customary closing contained in the Merger Agreement. Many of these conditions to completion of the Merger are not within either Acuren’s or NV5’s control, and NV5 cannot predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the outside date contained in the Merger Agreement, it is possible that the Merger Agreement may be terminated. Although Acuren and NV5 have agreed in the Merger Agreement to use reasonable best efforts, subject to certain limitations, to complete the Merger as promptly as practicable, these and other conditions to the completion of the Merger may fail to be satisfied. In addition, satisfying the conditions to and completion of the Merger may take longer, and could cost more, than Acuren and NV5 expect. Neither Acuren nor NV5 can predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Merger for a significant period of time or prevent them from occurring. Any delay in completing the Merger may adversely affect the cost savings and other benefits that Acuren and NV5 expect to achieve if the Merger and the integration of the companies’ respective businesses are completed within the expected timeframe.

The Merger Consideration to be paid in exchange for each share of NV5 Common Stock is a combination of cash and shares of Acuren Common Stock based on the Exchange Ratio, subject to adjustment as described herein. Fluctuations in the value of Acuren Common Stock can adversely affect the value of Acuren Common Stock to be issued in exchange for each share of NV5 Common Stock, and NV5 stockholders may receive Merger Consideration with a value that, at the time received, is less than anticipated.

At the effective time of the First Merger, each share of NV5 common stock that is issued and outstanding immediately prior to the First Effective Time (other than certain excluded shares) will be automatically cancelled and cease to exist and will be converted into the right to receive (A) $10.00 in cash and (B) a number of shares of Acuren common stock (the “Acuren Common Stock”) equal to the exchange ratio (the “Exchange Ratio”) based on the volume weighted average price of the Acuren Common Stock on the New York Stock Exchange (the “NYSE”) for the ten days preceding closing (the “Acuren Closing VWAP”), subject to further adjustment (the “Merger Consideration”). At the time of the initial announcement of the Merger, based on the price of Acuren Common Stock, the estimated value of the total Merger Consideration was $23.00 for each share of NV5 Common Stock exchanged in the Merger, subject to a collar mechanism.

The Exchange Ratio will be calculated based on two factors: the Acuren Closing VWAP and a 10% symmetrical collar. The Exchange Ratio is subject to a 10% symmetrical collar based on an Acuren share price of $10.593 as a midpoint as follows: (i) if the Acuren Closing VWAP is greater than or equal to $11.65, then the Exchange Ratio shall be equal to 1.1157 shares of Acuren Common Stock, (ii) if the Acuren Closing VWAP is less than or equal to $9.53, then the Exchange Ratio shall be equal to 1.3636 shares of Acuren Common Stock and (iii) if the Acuren Closing VWAP is greater than $9.53 and less than $11.65, then the Exchange Ratio will be equal to the quotient of (x) $13.00 divided by (y) Acuren Closing VWAP.

A significant and prolonged decrease in the price of Acuren Common Stock on the NYSE from the date of the Merger Agreement to the effective time of the First Merger could affect both the number and value of Acuren Common Stock that NV5 stockholders receive as part of the Merger Consideration. NV5 stockholders did not know the actual Exchange Ratio or the final value of the Merger Consideration when they voted to approve the proposals at the NV5 Special Meeting. Because the Exchange Ratio is based on a 10-day average, the Acuren Closing VWAP on which the final Exchange Ratio is based could differ from the price per share of Acuren Common Stock on the day on which NV5 stockholders voted on the proposals being considered at the NV5 Special Meeting, which was held on July 31, 2025 (the “NV5 Special Meeting”).

It is impossible to accurately predict the market price of Acuren Common Stock at the effective time of the First Merger or during the period over which the Acuren Closing VWAP is calculated or the effect of the adjustment provisions on the number of shares of Acuren Common Stock to be delivered as Merger Consideration. As a result, NV5 stockholders cannot be certain of the number of shares or value of Acuren Common Stock to be delivered upon consummation of the Merger and NV5 stockholders may receive Merger Consideration with a value that, at the time received, is less than or more than $23.00 per share for each share of NV5 exchanged in the Merger.

The price of Acuren Common Stock has fluctuated and may fluctuate significantly in the future, depending upon many factors, many of which are beyond Acuren’s control and NV5 does not have the right to exercise any walk-away rights or other rights to terminate the Merger Agreement solely based on any decline in the market price of Acuren Common Stock.

Although the NV5 Board formed a Special Committee to report its findings and recommendations to the NV5 Board in respect of its review, consideration and evaluation of Acuren’s offer and to determine conclusively whether to recommend to the NV5 Board that it recommend the offer to NV5’s stockholders, the results of such evaluation were inconclusive.

The NV5 Special Committee was formed to report its findings and recommendations to the NV5 Board in respect of its review, consideration and evaluation of Acuren’s offer and to determine conclusively whether to recommend to the NV5 Board that it recommend the offer to NV5’s stockholders. Two members of the NV5 Special Committee, Messrs. Pruitt and Tardan, voted in favor of recommending that the NV5 Board recommend Acuren’s offer to the NV5 stockholders and Dr. Dickins and Mr. Freckmann voted against recommending that the NV5 Board recommend Acuren’s offer to the NV5 stockholders.

Accordingly, NV5 stockholders should be aware of the differing views of the members of the NV5 Special Committee, that the NV5 Special Committee did not reach a conclusive determination on whether to recommend that the NV5 Board recommend the offer to the NV5 stockholders and are urged to read and carefully consider the description of the concerns expressed by the individual committee members that are contained in the joint proxy statement/prospectus (the “Joint Proxy Statement Prospectus”) filed by NV5 with the Securities and Exchange Committee regarding the NV5 Special Meeting. NV5 stockholders should not place undue reliance on any actions taken or not taken by the NV5 Special Committee.

Acuren stockholders and NV5 stockholders, in each case as of immediately prior to the Merger, will have reduced ownership in the combined company.

Following the closing, based on the number of shares of Acuren Common Stock outstanding as of the date of the Merger Agreement, Acuren’s existing stockholders would own approximately 60% of the issued and outstanding shares of the combined company and NV5’s existing stockholders would own approximately 40% of the issued and outstanding shares of the combined company, in each case on a fully diluted basis. As a result, Acuren’s current stockholders and NV5’s current stockholders will have less influence on the policies of the combined company than they currently have on the policies of Acuren and NV5, respectively.

In order to complete the Merger, Acuren and NV5 must make certain governmental filings and obtain certain governmental authorizations. If such filings and authorizations are not made or granted or are granted with conditions to the parties, Closing may be jeopardized, or the anticipated benefits of the Merger may be reduced.

Closing is conditioned upon the expiration or termination of all applicable waiting periods (and any extensions thereof) under the HSR Act and the receipt of other authorizations, consents, clearances or approvals required under certain other laws. The parties’ HSR notifications were filed with the FTC and the DOJ on June 12, 2025 and the waiting period under the HSR Act expired at 11:59 p.m., Eastern Time, on July 14, 2025. Although Acuren and NV5 have agreed in the Merger Agreement to use their reasonable best efforts, subject to certain limitations, to make certain other governmental filings or obtain the required governmental clearances and authorizations, as the case may be, there can be no assurance that the relevant waiting periods will expire or be terminated or that the parties will obtain the relevant clearances and authorizations. In addition, the governmental authorities with or from which these clearances or authorizations are required have broad discretion in administering the governing regulations. Whether and when required governmental clearances or authorizations are granted could be affected by (i) governmental, political or community group inquiries, investigations or opposition; or (ii) changes in legislation or the political environment generally. As a condition to clearances or authorization of the Merger, governmental authorities may seek to impose requirements, limitations or costs or place restrictions on the conduct of Acuren’s business after completion of the Merger. Any such conditions, terms, obligations or restrictions or requested conditions, terms, obligations or restrictions may delay or prevent the Closing or impose additional material costs on or materially limit the revenues of the combined company following the Merger, or otherwise adversely affecting Acuren’s businesses and results of operations after completion of the Merger. In addition, these terms, obligations or restrictions may result in the delay or abandonment of the Merger.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees of Acuren and NV5, which could adversely affect the future business and operations of the combined company following the Merger.

Acuren and NV5 are dependent on the experience and industry knowledge of their respective officers and other key employees to execute their business plans. The combined company’s success after the Merger will depend in part upon its ability to retain key management personnel and other key employees of both Acuren and NV5. Current and prospective employees of Acuren and NV5 may experience uncertainty about their roles within the combined company following the Merger or other concerns regarding the timing and completion of the Merger or the operations of the combined company following the Merger, any of which may have an adverse effect on the ability of Acuren and NV5 to retain or attract key management and other key personnel. If Acuren or NV5 are unable to retain personnel, including key management, who are critical to the future operations of the companies, Acuren and NV5 could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Merger. No assurance can be given that the combined company, following the Merger, will be able to retain or attract key management personnel and other key employees to the same extent that Acuren and NV5 have previously been able to retain or attract their own employees.

The business relationships of Acuren and NV5 may be subject to disruption due to uncertainty associated with the Merger, which could have a material adverse effect on the results of operations, cash flows and financial position of Acuren or NV5 pending and following the Merger.

Parties with which Acuren or NV5 do business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with Acuren or NV5 following the Merger. Acuren’s and NV5’s business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than Acuren or NV5 following the Merger. These disruptions could have a material and adverse effect on the results of operations, cash flows and financial position of Acuren or NV5, regardless of whether the Merger is completed, as well as a material and adverse effect on Acuren’s ability to realize the expected cost savings and other benefits of the Merger. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

The Merger Agreement subjects Acuren and NV5 to restrictions on their respective business activities prior to the First Effective Time.

The Merger Agreement subjects Acuren and NV5 to restrictions on their respective business activities prior to the First Effective Time. The Merger Agreement obligates each of Acuren and NV5 to generally conduct its businesses in the ordinary course until the effective time of the First Merger and to use its reasonable best efforts to (i) preserve substantially intact its present business organization, goodwill and assets, (ii) keep available the services of its current officers and employees and (iii) preserve its existing relationships with governmental entities and its significant customers, suppliers, licensors, licensees, distributors, lessors and others having significant business dealings with it. These restrictions could prevent Acuren and NV5 from pursuing certain business opportunities that arise prior to the effective time of the First Merger and are outside the ordinary course of business.

NV5 directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of the NV5 stockholders generally.

In considering the recommendation of the NV5 Board that NV5 stockholders vote in favor of the NV5 Merger Proposal and the NV5 Merger Compensation Proposal, NV5 stockholders should be aware of and take into account the fact that, aside from their interests as NV5 stockholders, certain NV5’s Executive Officers and Non-Employee Directors have interests in the Merger that may be different from, or in addition to, the interests of NV5 stockholders generally. These interests are described in more detail in the section entitled “The Merger — Interests of NV5’s Executive Officers and Non-Employee Directors in the Merger” in the Joint Proxy Statement/Prospectus for a more detailed description of these interests. The NV5 Board was aware of and considered these potential interests, among other matters, in evaluating and negotiating the Merger Agreement and the transactions contemplated therein, in approving the First Merger and in recommending the approval of the NV5 Merger Proposal and the NV5 Merger Compensation Proposal.

The Merger Agreement limits Acuren’s and NV5’s respective ability to pursue alternatives to the Merger, which may discourage other companies from making a favorable alternative transaction proposal and, in specified circumstances, could require Acuren or NV5 to pay the other party a termination fee.

The Merger Agreement contains certain provisions that restrict each of Acuren’s and NV5’s ability to pursue alternatives to the Merger. While the Merger Agreement contains a “go-shop” provision that allows NV5 to solicit, initiate, propose, induce the making, submission or announcement of, and encourage, facilitate or assist, any inquiry, proposal, indication of interest or offer that constitutes or would reasonably be expected to lead to, an acquisition proposal, the “go-shop” provision expired on July 14, 2025. Pursuant to the Merger Agreement, Acuren, and, following the expiration of the go-shop period, NV5, are not permitted to initiate, solicit, propose, knowingly encourage or knowingly facilitate any inquiry or the making of any proposal or offer that constitutes, or would reasonably be expected to result in, an Acuren competing proposal or NV5 competing proposal, and Acuren and NV5 have each agreed to certain terms and conditions relating to their ability to engage in, continue or otherwise participate in any discussions with respect to, provide a third party confidential information with respect to or enter into any an acquisition agreement with respect to certain unsolicited proposals that constitute or are reasonably likely to lead to a competing proposal.

Further, even if the Acuren Board or the NV5 Board changes, withdraws, modifies, or qualifies its recommendation with respect to the Acuren Stock Issuance Proposal, the NV5 Merger Proposal or the NV5 Merger Compensation Proposal, each as defined in the Joint Proxy Statement/Prospectus, unless the Merger Agreement has been terminated in accordance with its terms, both parties will still be required to submit the Acuren Stock Issuance Proposal, the NV5 Merger Proposal and the NV5 Merger Compensation Proposal, as applicable, to a vote at any respective special meetings held in respect of such modified recommendations. In addition, Acuren and NV5 generally have an opportunity to offer to modify the terms of the Merger Agreement in response to any competing acquisition proposals or intervening events before the NV5 Board or Acuren Board, respectively, may withdraw or qualify their respective recommendations.

These provisions could discourage a potential third-party acquirer or other strategic transaction partner that might have an interest in acquiring all or a significant portion of NV5 or Acuren from considering or pursuing an alternative transaction with either party or proposing such a transaction, even if it were prepared, in NV5’s case, to pay consideration with a higher per share value than the total value proposed to be paid or received in the Merger.

Each of Acuren and NV5 are required, under certain circumstances, to pay a termination fee that if paid, may negatively affect such party’s financial results.

Acuren may be required, under certain circumstances in connection with a termination of the Merger Agreement, to pay NV5 a termination fee of approximately $48.6 million (the "Termination Fee"), which could negatively affect Acuren’s financial condition and results of operations. Alternatively, NV5 may be required, under certain circumstances in connection with a termination of the Merger Agreement, to pay Acuren a termination fee of approximately $48.6 million, which may materially and adversely affect NV5’s financial results.

Failure to complete the Merger could negatively impact Acuren’s or NV5’s stock price and have a material adverse effect on their results of operations, cash flows and financial position.

If the Merger is not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals, the ongoing businesses of Acuren and NV5 may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, Acuren and NV5 would be subject to a number of risks, including the following:

•Acuren and NV5 may experience negative reactions from the financial markets, including negative impacts on their respective stock prices;
•Acuren and NV5 and their respective subsidiaries may experience negative reactions from their respective customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners;
•Acuren and NV5 will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor and printing fees;
•Acuren or NV5 may be required to pay a Termination Fee as required by the Merger Agreement;
•the Merger Agreement places certain restrictions on the conduct of the respective businesses pursuant to the terms of the Merger Agreement, which may delay or prevent the respective companies from undertaking business opportunities that, absent the Merger Agreement, may have been pursued;
•matters relating to the Merger (including integration planning) require substantial commitments of time and resources by each company’s management, which result in the distraction of each company’s management from ongoing business operations and pursuing other opportunities that could have been beneficial to the companies; and
•litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against Acuren or NV5 to perform their respective obligations pursuant to the Merger Agreement.

If the Merger is not completed, the risks described above may materialize and they may have a material adverse effect on Acuren’s or NV5’s results of operations, cash flows, financial position and stock prices.

The shares of Acuren Common Stock to be received by NV5 stockholders upon completion of the Merger will have different rights from shares of NV5 Common Stock.

Upon completion of the Merger, NV5 stockholders will no longer be NV5 stockholders. Instead, former NV5 stockholders will become Acuren stockholders and while their rights as Acuren stockholders will continue to be governed by the laws of the state of Delaware, their rights will be subject to and governed by the terms of the Acuren Certificate of Incorporation and the Acuren Bylaws. The terms of the Acuren Certificate of Incorporation and the Acuren Bylaws are in some respects different than the terms of the NV5 Certificate of Incorporation and the NV5 Bylaws, which currently govern the rights of NV5 stockholders. See “Comparison of Stockholder Rights” in the Joint Proxy Statement/Prospectus for a discussion of the different rights associated with shares of Acuren Common Stock and shares of NV5 Common Stock.

Completion of the Merger may trigger change in control or other provisions in certain agreements to which NV5 is a party.

The completion of the Merger may trigger change in control or other provisions in certain agreements to which NV5 is a party, including NV5’s existing credit facility. If NV5 is unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under such agreements, potentially terminating such agreements, or seeking monetary damages. Even if NV5 can negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate such agreements on terms less favorable to NV5.

Acuren and NV5 are expected to incur significant transaction costs in connection with the Merger, which may be in excess of those anticipated by them.

Acuren and NV5 have incurred and are expected to continue to incur a number of non-recurring costs associated with negotiating and completing the Merger, combining the operations of the two companies and achieving desired synergies. These costs have been, and will continue to be, substantial and, in many cases, will be borne by Acuren and NV5 whether or not the Merger is completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors, employee retention, severance and benefit costs, and filing fees. Acuren will also incur costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and other employment-related costs. Acuren and NV5 will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Merger and the integration of the two companies’ businesses. While Acuren and NV5 have assumed that a certain level of expenses would be incurred, there are many factors beyond their control that could affect the total amount or the timing of the expenses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset integration-related costs and achieve a net benefit in the near term, or at all. The costs described above and any unanticipated costs and expenses, many of which will be borne by Acuren or NV5 even if the Merger is not completed, could have an adverse effect on Acuren’s or NV5’s financial condition and operating results.

Litigation relating to the Merger could result in an injunction preventing the completion of the Merger and/or substantial costs to Acuren and NV5.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Acuren’s and NV5’s respective liquidity and financial condition.

As of the date of filing this Quarterly Report on Form 10-Q, NV5 has received several demand letters from purported NV5 stockholders alleging, among other things, that the Joint Proxy Statement/Prospectus omits material information with respect to the Merger, rendering the disclosures set forth therein false and misleading in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and seeking NV5 books and records pursuant to Section 220 of the Delaware General Corporation Law (collectively, the “Demand Letters”). On July 8, 2025, a purported stockholder of NV5 filed a complaint in the Supreme Court of the State of New York, County of New York captioned Williams v. NV5 Global, Inc., et al. (the “Williams Complaint”), alleging substantially the same claims as the Demand Letters. On July 9, 2025, a purported stockholder of NV5 filed a complaint in the Supreme Court of the State of New York, County of New York, captioned Miller v. NV5 Global, Inc., et al. (the Miller Complaint and together with the Williams Complaint, the “Complaints”).

Additional lawsuits may also be brought against Acuren, NV5 or their respective directors and could seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Merger. One of the conditions to the closing of the Merger is that no injunction by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case that prohibits or makes illegal the closing of the Merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed within the expected timeframe or at all, which may adversely affect Acuren’s and NV5’s respective business, financial position and results of operation.

There can be no assurance that any of the defendants will be successful in the outcome of any pending or any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect Acuren’s or NV5’s business, financial condition, results of operations and cash flows

If the Merger does not qualify as a reorganization, there may be adverse tax consequences.

The Merger is intended to qualify as a reorganization within the meaning of Section 368(a) of the Code. It is a condition to the completion of the Merger that NV5 receive a written opinion from Greenberg Traurig, P.A., regarding the qualification of the Merger as a reorganization within the meaning of Section 368(a) of the Code. The foregoing opinion, however, is limited to the factual representations provided by Acuren and NV5 to counsel and the assumptions set forth therein, and is not a guarantee that the Merger, in fact, will qualify as a reorganization. Moreover, neither Acuren nor NV5 has requested or plans to request a ruling from the IRS that the Merger qualifies as a reorganization. If the Merger were to fail to qualify as a reorganization, then each United States holder of shares of NV5 Common Stock generally would recognize gain or loss, as applicable, equal to the difference between (i) the sum of the fair market value of the Merger Consideration received by such holder in the Merger; and (ii) such holder’s adjusted tax basis in its shares of NV5 Common Stock.

Each holder of NV5 Common Stock should read the discussion titled “Material U.S. Federal Income Tax Consequences of the Merger” in the Joint Proxy Statement/Prospectus and should consult his, her or its tax advisors with respect to the particular tax considerations and consequences of the Merger to such holder.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
During the six months ended June 28, 2025, the Company issued the following securities that were not registered under the Securities Act (amounts in thousands, except share data):
On May 15, 2025, we agreed to issue up to $100 of shares of our common stock as partial consideration in an acquisition. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
On June 25, 2025, we agreed to issue up to $300 of shares of our common stock as partial consideration in an acquisition. These shares were sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.
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

NV5 GLOBAL, INC.

/s/ Edward Codispoti
Date: August 4, 2025	Edward Codispoti Chief Financial Officer (Principal Financial and Accounting Officer)